Form 10QSB
period 1996-06-30
LEVCOR INTERNATIONAL INC
filed 1996-08-14
CIK 76094

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended 6/30/96

[_] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ___________ to______________

     Commission file number 811-3584

                           Levcor International, Inc.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Delaware                                          06-0842701
   -------------------------------                          ----------------
   (State or Other Jurisdiction of                          (I.R.S. Employer
   Incorporation or Organization)                           Identification No.)

                 1071 Avenue of the Americas, New York, NY 10018
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (203) 264-7428
                 -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         ---------------------------------------------------------------
         (Former name, Former Address and Former Fiscal year, if Changes
                                Since Last Report)

     Check whether the issuer; (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X         No
         ---             ---

     As of July 31, 1996, 1,723,499 shares of the issuer's common stock, par value $.56 per share, were outstanding.

     Transitional Small Business Disclosure Format(check one): Yes       No X
                                                                   ---     ---

                           LEVCOR INTERNATIONAL, INC.

                                TABLE OF CONTENTS


Part I.        FINANCIAL INFORMATION                               Page No.

     Item 1.   Financial Statements
               Balance Sheet as of June 30, 1996 (Unaudited)          1

               Statements of Operations for the
               Six Months Ended June 30, 1996 and
               June 30, 1995 (Unaudited)                              2

               Statements of Operations for the
               Three Months Ended June 30, 1996 and
               June 30, 1995 (Unaudited)                              3

               Statements of Cash Flows for the
               Six Months Ended June 30, 1996 and
               June 30, 1995 (Unaudited)                              4

               Notes to Financial Statements (Unaudited)              5

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation           7

Part II.       OTHER INFORMATION                                     11

               Signatures                                            11

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           LEVCOR INTERNATIONAL, INC.
                                  BALANCE SHEET
                                  June 30, 1996

                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                        $     7,068
   Accounts receivable                                                   16,952
   Due from factor                                                       85,964
   Inventories                                                        1,266,605
   Prepaid expenses                                                         275
                                                                    -----------
           Total current assets                                     $ 1,376,864

OIL AND GAS PROPERTIES - AT COST
   (using full cost method), net of
   accumulated depletion of $ 847,522                                    30,976
                                                                    -----------

                                                                    $ 1,407,840
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $   330,294
   Current maturities of long-term debt                                 282,800
                                                                    -----------

           Total current liabilities                                    613,094

LONG TERM DEBT, less current maturities                               1,218,400
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY(DEFICIENCY)
    Common stock, par value $.56 per share;
    authorized 15,000,000 shares, outstanding
    1,723,499 shares                                                    964,394
    Capital in excess of par value                                    5,003,566
    Accumulated deficit                                              (6,391,614)
                                                                       (423,654)
                                                                    -----------
                                                                    $ 1,407,840
                                                                    ===========

        The accompanying notes are an integral part of these statements.

                           LEVCOR INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

For the six months ended June 30,                         1996          1995
Revenue:
   Looms Division sales                               $ 1,428,606   $   330,589
   Less: cost of sales                                  1,237,958       275,709
                                                      -----------   -----------

       Gross profit                                       190,648        54,880

   Oil and gas sales                                       23,671        19,207
   Less: cost of sales                                     12,467        21,665
                                                      -----------   -----------

       Gross profit(loss)                                  11,204        (2,458)

   Interest income and royalties                               80        37,962
                                                      -----------   -----------
           Total revenue                                  201,932        90,384
                                                      -----------   -----------
Expenses:
   Selling expenses: Looms Division
       Salaries, benefits and payroll taxes               112,029        39,569
       Commissions                                         85,580        25,523
       Other selling expenses                              14,138         9,343
                                                      -----------   -----------
           Total selling expenses                         211,747        74,435

   General and administrative expense
       Salaries, benefits and payroll taxes                43,899        42,418
       Accounting and administrative fees                  29,475         9,735
       Audit fees                                          21,000        14,500
       Directors' fees and expenses                         2,500         2,500
       Factor's fees                                       11,592         2,706
       Insurance                                           10,392         2,140
       Interest expense                                    58,450        14,282
       Legal fees                                          10,066        20,423
       Transfer agent fees                                  5,450         4,200
       Other business taxes                                 2,663         1,365
       Other expenses                                       6,650         2,385
                                                      -----------   -----------
           Total general and administrative expenses      202,137       116,654
           Total expenses                                 413,884       191,089
                                                      -----------   -----------
           Net (loss)                                    (211,952)     (100,705)
Accumulated deficit - beginning of year                (6,179,662)   (5,598,612)
                                                      -----------   -----------
Accumulated deficit - end of quarter                  ($6,391,614)  ($5,699,317)
                                                      ===========   ===========
Average number of shares outstanding                    1,706,832     1,647,133
Net (loss) per common share                           ($      .12)  ($      .06)
                                                      ===========   ===========

The accompanying notes are an integral part of these statements.

                           LEVCOR INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

For the three months ended June 30,                       1996          1995
Revenue:
   Looms Division sales                               $   368,380   $   330,589
   Less: cost of sales                                    338,558       275,709
                                                      -----------   -----------

       Gross profit                                        29,822        54,880

   Oil and gas sales                                       11,997         8,877
   Less: cost of sales                                       (997)        9,377
                                                      -----------   -----------

       Gross profit(loss)                                  12,994          (500)

   Interest income and royalties                               80        17,505
                                                      -----------   -----------
           Total revenue                                   42,896        71,885
                                                      -----------   -----------
Expenses:
   Selling expenses: Looms Division
       Salaries, benefits and payroll taxes                61,971        39,569
       Commissions                                         29,359        25,523
       Other selling expenses                              11,317         9,343
                                                      -----------   -----------
           Total selling expenses                         102,647        74,435

   General and administrative expense
        Salaries, benefits and payroll taxes               22,675        21,879
        Accounting and administrative fees                 15,248         8,852
        Audit fees                                          1,000          --
        Directors' fees and expenses                        1,250           625
        Factor's fees                                       4,257         2,706
        Insurance                                           5,150         1,073
        Interest expense                                   29,080        14,282
        Legal fees                                          5,566        13,711
        Transfer agent fees                                 1,300         2,100
        Other business taxes                                  695           149
        Other expenses                                      2,022         1,238
                                                      -----------   -----------
           Total general and administrative expenses       88,243        66,615
           Total expenses                                 190,890       141,050
                                                      -----------   -----------
           Net (loss)                                    (147,994)      (69,165)
Accumulated deficit - beginning of quarter             (6,243,620)   (5,630,152)
                                                      -----------   -----------
Accumulated deficit - end of quarter                  ($6,391,614)  ($5,699,317)
                                                      ===========   ===========
Average number of shares outstanding                    1,723,499     1,662,133
Net (loss) per common share                           ($      .09)      ($.04 )
                                                      ===========   ===========

The accompanying notes are an integral part of these statements.

                           LEVCOR INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

For the six months ended June 30,                          1996         1995

Cash flows from operating activities
   Net (loss)                                          ($  211,952) ($  100,705)
   Adjustments to reconcile (net loss) to net
     cash (used in) operating activities:
       Depletion and depreciation                            5,763        4,637
       Services paid in common stock                        25,000       18,750

       Changes in operating assets and liabilities,
        net of assets acquired
          Accounts receivable                               23,504       (5,382)
          Due from factor                                  (33,272)    (284,488)
            Inventories                                    256,135   (1,593,898)
          Other assets                                        --        225,000
          Prepaid expenses                                  20,639        1,672
            Accounts payable and accrued expenses         (162,245)     244,660
                                                       -----------  -----------

       Net cash (used in) operating activities             (76,428)  (1,489,754)

Cash flows from investing activities
   Proceeds on sale of property - net                         --             16
   Decrease in notes receivable                               --        150,000
                                                       -----------  -----------
   Net cash provided by investing activities                  --        150,016

Cash flows from financing activities
   Repayment of advances from shareholder                  (30,000)        --
   Increase in long term debt                               87,200    1,414,000
                                                       -----------  -----------

       Net cash provided by financing activities            57,200    1,414,000
                                                       -----------  -----------

       NET (DECREASE) INCREASE IN CASH
         AND CASH EQUIVALENTS                              (19,228)      74,262

   Cash and cash equivalents at beginning of year           26,296        4,724
                                                       -----------  -----------

   Cash and cash equivalents at end of quarter         $     7,068  $    78,986
                                                       ===========  ===========

   Supplemental disclosures of cash flow information:
       Cash paid during the year for
          Interest                                     $    58,450  $    14,282

The accompanying notes are an integral part of these statements.

                           LEVCOR INTERNATIONAL, INC.

           NOTES TO FINANCIAL STATEMENTS SIX MONTHS ENDED JUNE 30,1996

                                   (UNAUDITED)

NOTE 1. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

NOTE 2. On September 7, 1995, by amendment to its Certificate of Incorporation, the Company changed its name to Levcor International, Inc. effected a one for four reverse stock split of all outstanding shares of common stock and increased the par value per share of the authorized 15,000,000 shares of common stock from $0.14 to $0.56 per share. All references to the number of share and per share amounts reflect the reverse stock split.

        Loss per share was calculated by dividing the Company's net loss by the weighted average number of common shares outstanding during each period adjusted for the dilutive effect of common stock equivalents when applicable.

NOTE 3. On May 30, 1995, the Company executed and consummated an Asset
        Purchase Agreement, dated May 1, 1995 (the "Asset Purchase Agreement") with Andrex Industries Corp. ("Andrex"), a New York corporation, pursuant to which Andrex sold to the Company certain of its assets (the "Assets") for a purchase price of $1,414,000. payable in five equal annual installments, together with interest thereon at 6% per annum. The purchase price of the Assets was based upon the estimated market value of the Assets. Robert A. Levinson, Director and Chief Executive Office of the Company personally guaranteed the Company's obligations under the promissory note evidencing the purchase price. The initial repayment installment was made by Mr. Levinson on May 1, 1996 and is reflected on the accompanying Balance Sheet under Long Term Debt - Loan from Stockholders.

        The Assets acquired by the Company constitute substantially all of the inventory previously used by Andrex in the operation of its woven fabric division. The Company is utilizing the Assets to operate a woven fabric converting business producing fabrics used in the production of apparel. These finished woven fabrics are sold primarily to major apparel manufacturers in the fashion industry.

        In connection with the Asset acquisition, The Company also entered into an agreement with Andrex, whereby the Company leased certain office space from Andrex and Andrex agreed to provide certain administrative services to the Company for a three year period at an annual fee of $55,000, subject to certain annual increases.

NOTE 4. On May 1, 1993, the Company entered into a Joint Venture Agreement
        (the "Agreement") with MRI Management Associates, Inc. ("MRI - MAI") and Swenvest Corporation ("Swenvest") whereby loans (the "Loans") were made to MRI - MAI to fund the purchase of an MRI scanning system. The Loans were repaid as of June 30, 1995.

        MRI-MAI agreed to pay to the Company for its own account an amount equal to $10 per MRI scan (the "Pantepec Participation Payments") performed with the use of the Scanner during the term of the Agreement, subject to a minimum payment of (I) $70,000 during each of the years ending June 30, 1993 and June 30, 1994, and (ii) $30,000 during the year ending June 30, 1995. The Pantepec Participation Payments for the initial two periods were duly paid. For the final annual period ended June 30, 1995, Pantepec Participation Payments approximated $61,700. The Pantepec Participation Payments were generally required to be paid as and when payments on MRI scans were received by MRI-MAI. The final payment of Pantepec Participation Payments was received by the Company in January 1996.

NOTE 5. With the introduction of the woven fabric conversion operation in May 1995, changes have been made in presentation of the Statement of Operations (Page 2), specifically reflecting a deduction of cost of sales from revenues to arrive at a gross profit. To be consistent, this presentation also has been applied to revenues from oil and gas operations, with costs and expenses consisting of "production costs and severance taxes" and "depletion expense" comprising the cost of sales deduction. The changes have necessitated a reclassification of the 1995 Statement of Operations as previously reported to allow for a comparison of the two periods.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the Financial Statements and Notes appearing elsewhere in this report.

General Overview

The Company's revenues during the period from 1985 to 1994 were mainly derived from the sale of crude oil and natural gas produced from its ownership of fractional interests in oil and gas wells and leases with respect thereto. In the interests of diversifying its business, in 1992, the Company financed the acquisition of certain high-technology medical equipment.

The Company acquired a woven fabric converting business, effective May 1, 1995, that produces fabrics used in the production of apparel. This acquisition, which was effected pursuant to an asset purchase agreement dated as of May 1, 1995 (the "Asset Purchase Agreement"), formed the basis of the Company's new line of business, the Looms Division. With significantly reduced revenues from its oil and gas properties, a naturally diminishing asset, and with the maturity of the medical equipment financing agreements as of June 30, 1995, the operation of the Looms Division will be the Company's primary business focus for the foreseeable future.

Pursuant to the Asset Purchase Agreement, the Company acquired certain assets (the "Assets"), including the merchandise inventory, of the Woven Fabric Conversion Division of Andrex Industries Corp., a New York Corporation ("Andrex"). The Assets constituted substantially all of the assets previously used by Andrex in the operation of its woven fabrics division.

The $1,414,000 purchase price of the Assets is payable in five equal annual installments, together with interest thereon at 6% per annum. Robert A. Levinson, Chairman of the Board of Directors and Chief Executive Officer of the Company, personally guaranteed the Company's obligations under the promissory note evidencing the purchase price. Although Mr. Levinson was formerly the Chief Executive Officer and a director of Andrex, and the President of Andrex was formerly a director of the Company, the Company believes that the term of the Asset Purchase Agreement and related documents were negotiated on an arm's length basis and are at least as favorable to the Company as could have been obtained from an unaffiliated third party.

In connection with the acquisition of the Assets, the Company entered into an agreement with Andrex whereby the Company leases certain office space from Andrex and Andrex provides the Company with certain administrative services for a three year period terminating in April 1998 at an annual cost to the Company of $55,000, subject to certain annual increases.

Results of Operations: six months ended June 30, 1996 as compared to June 30,
1995

The Company's revenue inclusive of interest income and royalties, increased from $90,384 for the six months ended June 30, 1995 to $201,932 for the six months ended June 30, 1996 (an increase of approximately 123%). The increase in revenues is mainly attributable to an increase in the gross profit on sales from the Looms Division of $137,768 from $54,880 for the six months ended June 30, 1995 to $190.648 for the six months ended June 30, 1996. Operation of the Looms Division only commenced on May 1, 1995. In addition, revenues also increased during 1996 by $13,652 on gross profit from oil and gas sales from a loss of $2,458 for the six months ended June 30, 1995 to a gross profit of $11,204 in the same period in 1996 because of increases in both oil and gas prices and the disposal of working interests in 7 gas wells, effective January 1, 1996 which wells were operating at a gross loss in 1995. Partially offsetting these increases was a decrease in 1996 of $37,882 in interest income and royalties earned from loans made by the Company pursuant to a Joint Venture Agreement which the Company entered into in May 1993, which loans were repaid as of June 30, 1995.

The Company's expenses increased from $191,089 for the six months ended June 30, 1995 to $413,884 for the comparable 1996 period (and increase of approximately 117%) primarily due to an increase of $137,312 in selling expenses (approximately 62% of the total expense increase) for the Looms Division in the 1996 half year versus only two months of operations of the Looms Division in the comparable 1995 period. To a lesser extent, the overall increase was due to higher general and administrative expenses from $116,654 for the six months ended June 30, 1996 to $202,137 for the six months ended June 30, 1996 (an increase of 73% approximately). Those general and administrative expenses that accounted for the increase were, primarily, accounting and administrative fees, factor's fees and interest expense relating to the operation of the Looms Division.

Net loss increased by $111,247 from $100,705 for the six months ended June 30, 1995 to $211,952 for the six months ended June 30, 1996. Of this increase, $37,882 (approximately 34%) is due to the reduction of revenues from interest income and royalties during the six months ended June 30, 1996. The remaining net loss increase can be attributed to the increase in general and administrative expenses ($85,483) associated with the operations of the Looms Division during the six months ended June 30, 1996, partially offset by the increase in gross profit of the Oil & Gas Division ($13,662).

Results of Operations: Three months ended June 30, 1996 as compared to June 30, 1995

The Company's revenue, inclusive of interest income and royalties, decreased from $71,885 for the three months ended June 30, 1995 to $42,896 for the three months ended June 30, 1996 ( a decrease of approximately 40%). The decrease in revenues is attributable to a decrease in the gross profit on sales from the Looms Division of $25,058 from $54,880 for the three months ended June 30, 1995 to $29,822 for the three months ended June 30, 1996. In addition, revenues declined in 1996 by $17,425 for interest income and royalties earned from loans made by the Company pursuant to a Joint Venture Agreement which the Company entered into in May 1993, which loans were repaid as of June 30, 1995. Partially offsetting these revenue decreases was an increase during the quarter ended

June 30, 1996 of $13,494 from the gross profit on sales of oil and gas, from a loss of $500 for the quarter ended June 30, 1995 to a gross profit of $12,994 during 1996 because of increases in both oil and gas prices and the disposal of working interest in 7 gas wells effective January 1, 1996, which wells were operating at a gross loss in 1995.

The Company's expenses increased from $141,050 for the three months ended June 30, 1995 to $190,890 for the comparable 1996 period (an increase of approximately 35%) primarily due to an increase of $28,212 in selling expenses (approximately 57% of the total expense increase) for the Looms Division in the 1996 second quarter versus only two months of operations of the Looms Division in the Company's 1995 period. To a lesser extent, the overall increase was due to higher general and administrative expenses from $66,615 for the three months ended June 30, 1995 to $88,243 for the three months ended June 30, 1996 (an increase of 32% approximately). Those general and administrative expenses that accounted for the increase were, primarily, accounting and administrative fees, factor's fee and interest expense relating to the operation of the Looms Division.

Net loss increase by $78,829 from $69,165 for the quarter ended June 30, 1995 to $147,994 for the quarter ended June 30, 1996. Of this increase, $28,989 (approximately 37%) is due to declines in revenue: $25,058 on gross profit from Looms Division sales; $17,425 from interest income and royalties; partially offset by an increase; $13,494 in gross profit on oil and gas sales. The remaining net loss increase is primarily attributable to the $28,212 increase in selling expenses and the $21,628 increase in general and administrative expenses both associated with the Looms Division.

Liquidity and Capital Resources

The primary source of the Company's working capital during the first half of 1996 was cash from operations from the sale of woven fabrics produced by the Company's Looms Division and, to a lesser extent, from the sale of oil and gas from the Company's ownership interest in oil and gas wells. The Company's unrestricted cash and cash equivalents decreased from $26,296 at December 31, 1995 to $7,068 at June 30, 1996.

In connection with the operation of the Looms Division, the Company entered into a Factoring Agreement with NationsBanc Commercial Corporation ("NationsBanc") as of June 1, 1995 (the "Factoring Agreement"). Pursuant to the terms of the Factoring Agreement, The Company, among other things, (i) has agreed to (a) assign to NationsBanc its interest in all receivables derived from the sale of the woven fabrics produced by the Looms Division and (b) pay NationsBanc a commission of three quarters of one percent of the gross amount on such receivables, with a minimum annual commission of $50,000 and (ii) may (a) request advances up to ninety-five percent of the net purchase price of the receivables and (b) pay interest on such advances at the rate of one-half of one percent above NationsBanc's prime rate.

The initial term of the Factoring Agreement expired on June 1, 1996, but has been extended to December 1, 1996 by the parties to allow for modifications in the above terms, the negotiations for which are not yet complete.

Seasonality

The Company's Looms Division business is seasonal and typically realizes higher revenues and operating income in the first and fourth calendar quarters. Such seasonality, taking into account the standard lead time required by the fashion industry to manufacture apparel, would correspond respectively to the autumn and spring retail selling seasons.

The Company's oil and gas business is not seasonal, except that sales of natural gas peak during the winter heating season.

                           PART II - OTHER INFORMATION


ITEM 6.    Exhibits and Reports on Form 8 - K.

        (a) The following exhibit is included herein:

            Exhibit 27 - Financial Data Schedule Article 5 included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the balance sheets and statements of operations and is qualified in its entirety by reference to such financial statements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           LEVCOR INTERNATIONAL, INC.
                           --------------------------


Date     August 12, 1996                     Robert A. Levinson
                                             -----------------------
                                             President


Date     August 12, 1996                     Rudolph E. Bremser
                                             -----------------------
                                             Treasurer