Form 10QSB
period 1996-09-30
LEVCOR INTERNATIONAL INC
filed 1996-11-14
CIK 76094

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended 9/30/96
                               -------
|_|   Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from ___________ to ______________

Commission file number 811-3584
                       ---------------------------------------------------------

                           Levcor International, Inc.
--------------------------------------------------------------------------------
        (Exact Name or Small Business Issuer as Specified in Its Charter)

          Delaware                               06-0842701
-------------------------------               -------------------
(State or Other Jurisdiction of               (I.R.S. Employer
Incorporation or Organization)                Identification No.)

     1071 Avenue of the Americas, New York, NY  10018
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

     (203) 264-7428
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
         (Former name, Former Address and Former Fiscal year, if Changes
                               Since Last Report)

      Check whether the issuer; (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---    ---

      As of October 31, 1996, 1,723,499 shares of the issuer's common stock, par value $.56 per share, were outstanding.

      Transitional Small Business Disclosure Format(check one): Yes      No X
                                                                    ---    ---

                           LEVCOR INTERNATIONAL, INC.

                                TABLE OF CONTENTS

Part I.  FINANCIAL INFORMATION                                         Page No.

    Item 1.  Financial Statements
             Balance Sheet as of September 30,
             1996 (Unaudited) ........................................     1

             Statements of Operations for the
             Nine Months Ended September 30, 1996 and
             September 30, 1995 (Unaudited) ..........................     2

             Statements of Operations for the
             Three Months Ended September 30, 1996 and
             September 30, 1995 (Unaudited) ..........................     3

             Statements of Cash Flows for the
             Nine Months Ended September 30, 1996 and
             September 30, 1995 (Unaudited) ..........................     4

             Notes to Financial Statements (Unaudited) ...............     5

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operation ............     7

Part II. OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K ........................    11

    Signatures .......................................................    12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           LEVCOR INTERNATIONAL, INC.
                                  BALANCE SHEET
                               September 30, 1996

                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                        $     5,554
   Accounts receivable                                                   42,964
   Due from factor                                                      109,390
   Inventories                                                        1,160,846
   Prepaid expenses                                                       5,351
                                                                    -----------
      Total current assets                                          $ 1,324,105

OILAND GAS PROPERTIES - AT COST (using full cost method),
   net of accumulated depletion of $ 855,035                             16,135
                                                                    -----------
                                                                    $ 1,340,240
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $   533,124
   Current maturities of long-term debt                                 282,800
                                                                    -----------
      Total current liabilities                                         815,924
LONG TERM DEBT, less current maturities                               1,218,400
                                                                    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY(DEFICIENCY)
   Common stock, par value $.56 per share;
   authorized 15,000,000 shares, outstanding
   1,723,499 shares                                                     964,394
   Capital in excess of par value                                     5,003,566
   Accumulated deficit                                               (6,662,044)
                                                                    -----------
                                                                       (694,084)
                                                                    $ 1,340,240

   The accompanying notes are an integral part of these statements.

                           LEVCOR INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

For the nine months ended September 30,                    1996          1995
Revenue:
   Looms Division sales                               $ 2,017,770   $   622,705
   Less: cost of sales                                  1,917,584       532,714
                                                      -----------   -----------
      Gross profit                                        100,186        89,991
   Oil and gas sales                                       37,074        29,413
   Less: cost of sales                                     22,700        33,732
                                                      -----------   -----------
      Gross profit(loss)                                   14,374        (4,319)
   Interest income and royalties                               80        40,242
                                                      -----------   -----------
         Total revenue                                    114,640       125,914
                                                      -----------   -----------
Expenses:
   Selling expenses: Looms Division
      Salaries, benefits and payroll taxes                171,578        97,381
      Commissions                                         114,312        63,377
      Other selling expenses                               34,372        13,453
                                                      -----------   -----------
         Total selling expenses                           320,262       174,211

   General and administrative expense
      Salaries, benefits and payroll taxes                 55,966        62,186
      Accounting and administrative fees                   44,147        23,753
      Audit fees                                           21,000        14,500
      Directors' fees and expenses                          3,750         3,750
      Factor's fees                                        16,909         5,287
      Insurance                                            12,769         3,213
      Interest expense                                     82,921        39,175
      Legal fees                                           19,428        23,434
      Stockholder communications                             --          17,156
      Transfer agent fees                                   6,508         6,300
      Other business taxes                                  3,459         1,372
      Other expenses                                        9,903        14,079
                                                      -----------   -----------
         Total general and administrative expenses        276,760       214,205
         Total expenses                                   597,022       388,416
                                                      -----------   -----------
         Net (loss)                                      (482,382)     (262,502)
Accumulated deficit - beginning of year                (6,179,662)   (5,598,612)
                                                      -----------   -----------
Accumulated deficit - end of quarter                  ($6,662,044)  ($5,861,114)
                                                      ===========   ===========
Average number of shares outstanding                    1,710,999     1,650,883
Net (loss) per common share                           ($     0.28)  ($     0.16)
                                                      ===========   ===========

The accompanying notes are an integral part of these statements.

                           LEVCOR INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

For the three months ended September 30,                   1996          1995
Revenue:
   Looms Division sales                               $   589,164   $   292,116
   Less: cost of sales                                    679,626       257,005
                                                      -----------   -----------
      Gross profit(loss)                                  (90,462)       35,111
   Oil and gas sales                                       13,403        10,206
   Less: cost of sales                                     10,233        12,067
                                                      -----------   -----------
      Gross profit(loss)                                    3,170        (1,861)
   Interest income and royalties                             --           2,280
                                                      -----------   -----------
         Total revenue                                    (87,292)       35,530
                                                      -----------   -----------
Expenses:
   Selling expenses: Looms Division
      Salaries, benefits and payroll taxes                 59,549        57,812
      Commissions                                          28,732        37,854
      Other selling expenses                               20,234         4,110
                                                      -----------   -----------
         Total selling expenses                           108,515        99,776
   General and administrative expense
      Salaries, benefits and payroll taxes                 12,067        19,768
      Accounting and administrative fees                   14,672        14,018
      Audit fees                                             --            --
      Directors' fees and expenses                          1,250         1,250
      Factor's fees                                         5,317         2,581
      Insurance                                             2,377         1,073
      Interest expense                                     24,471        24,893
      Legal fees                                            9,362         3,011
      Stockholder communications                             --          17,156
      Transfer agent fees                                   1,058         2,100
      Other business taxes                                    796             7
      Other expenses                                        3,253        11,694
                                                      -----------   -----------
         Total general and administrative expenses         74,623        97,551
         Total expenses                                   183,138       197,327
                                                      -----------   -----------
         Net (loss)                                      (270,430)     (161,797)
Accumulated deficit - beginning of quarter             (6,391,614)   (5,699,317)
                                                      -----------   -----------
Accumulated deficit - end of quarter                  ($6,662,044)  ($5,861,114)
                                                      ===========   ===========
Average number of shares outstanding                    1,723,499     1,667,133
Net (loss) per common share                           ($     0.16)  ($     0.10)
                                                      ===========   ===========

The accompanying notes are an integral part of these statements.

                           LEVCOR INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

For the nine months ended September 30,                    1996         1995

Cash flows from operating activities
   Net (loss)                                         ($  482,382)  ($  262,502)
   Adjustment to reconcile (net loss) to net
      cash (used in) operating activities:
        Depletion and depreciation                          5,783         7,080
        Services paid in common stock                      25,000        18,750
        Changes in operating assets and liabilities,
         net of assets acquired
            Accounts receivable                            (2,508)        4,457
            Due from factor                               (56,698)      (54,441)
              Inventories                                 361,894    (1,619,574)
            Other assets                                     --         225,000
            Prepaid expenses                               15,563        (1,080)
             Accounts payable and accrued expenses         40,584       117,282
                                                      -----------   -----------
        Net cash (used in) operating activities           (92,764)   (1,565,028)

Cash flows from investing activities
   Proceeds on sale of property - net                      14,822            16
   Decrease in notes receivable                              --         150,000
                                                      -----------   -----------
        Net cash provided by investing activities          14,822       150,016

Cash flows from financing activities
   Repayment of advances from shareholder                 (30,000)         --
   Increase in long term debt                              87,200     1,414,000
                                                      -----------   -----------
        Net cash provided by financing activities          57,200     1,414,000
                                                      -----------   -----------
        NET (DECREASE) INCREASE IN CASH
          AND CASH EQUIVALENTS                            (20,742)       (1,012)
   Cash and cash equivalents at beginning of year          26,296         4,724
                                                      -----------   -----------
   Cash and cash equivalents at end of quarter        $     5,554   $     3,712
                                                      ===========   ===========
   Supplemental disclosures of cash flow information:
      Cash paid during the year for
        Interest                                      $    82,921   $    39,175

The accompanying notes are an integral part of these statements.

                           LEVCOR INTERNATIONAL, INC.

           NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS AND NINE
                         MONTHS ENDED SEPTEMBER 30,1996

                                   (UNAUDITED)

NOTE 1. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. The financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the covered period have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

NOTE 2. On September 7, 1995, by amendment to its Certificate of Incorporation, the Company changed its name to Levcor International, Inc., effected a one for four reverse stock split of all outstanding shares of common stock and increased the par value per share of the authorized 15,000,000 shares of common stock from $0.14 to $0.56 per share. All references to the number of shares and per share amounts reflect the reverse stock split.

            Loss per share was calculated by dividing the Company's net loss by the weighted average number of common shares outstanding during each period adjusted for the dilutive effect of common stock equivalents when applicable.

NOTE 3. On May 30, 1995, the Company executed and consummated an Asset Purchase Agreement, dated May 1, 1995 (the "Asset Purchase Agreement") with Andrex Industries Corp. ("Andrex"), a New York corporation, pursuant to which Andrex sold to the Company certain of its assets (the "Assets") for a purchase price of $1,414,000. payable in five equal annual installments, together with interest thereon at 6% per annum. The purchase price of the Assets was based upon the estimated market value of the Assets. Robert A. Levinson, Director and Chief Executive Officer of the Company, personally guaranteed the Company's obligations under the promissory note evidencing the purchase price. The initial repayment installment was made by Mr. Levinson on May 1, 1996 and is reflected on the accompanying Balance Sheet under Long Term Debt - Loan from Stockholders.

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

            In connection with the acquisition of the Assets, the Company also entered into an agreement with Andrex, whereby the Company leased certain office space from Andrex and Andrex agreed to provide certain administrative services to the Company for a three-year period at an annual fee of $55,000, subject to certain annual increases.

NOTE 4. On May 1, 1993, the Company entered into a Joint Venture Agreement (the "Agreement") with MRI Management Associates, Inc. ("MRI - MAI") and Swenvest Corporation ("Swenvest") whereby loans (the "Loans") were made to MRI - MAI to fund the purchase of an MRI scanning system. The Loans were repaid as of June 30, 1995.

            MRI-MAI agreed to pay to the Company for its own account an amount equal to $10 per MRI scan (the "Pantepec Participation Payments") performed with the use of the Scanner during the term of the Agreement, subject to a minimum payment of (I) $70,000 during each of the years ended June 30, 1993 and June 30, 1994, and (ii) $30,000 during the year ended June 30, 1995. The Pantepec Participation Payments for the initial two periods were duly paid. For the final annual period ended June 30, 1995, the Pantepec Participation Payments approximated $61,700. The Pantepec Participation Payments were generally required to be paid as and when payments on MRI scans were received by MRI-MAI. The final payment of the Pantepec Participation Payments was received by the Company in January 1996.

NOTE 5. With the introduction of the woven fabric conversion operation in May 1995, changes have been made in the presentation of the Statement of Operations (Page 2), specifically reflecting a deduction of cost of sales from revenues to arrive at a gross profit. To be consistent, this presentation also has been applied to revenues from oil and gas operations, with costs and expenses consisting of "production costs and severance taxes" and "depletion expense" comprising the cost of sales deduction. The changes have necessitated a reclassification of the 1995 Statement of Operations as previously reported to allow for a comparison of the two periods.

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

Results of Operations: Nine months ended September 30, 1996 as compared to September 30, 1995

The Company's revenues, inclusive of interest income and royalties, decreased from $125,914 for the nine months ended September 30, 1995 to $114,640 for the nine months ended September 30 1996 (a decrease of approximately 9%). The decrease in revenues is attributable to a decrease of $40,162 in interest income and royalties earned from loans made by the Company pursuant to a Joint Venture Agreement which the Company entered into in May 1993, which loans were repaid as of June 30, 1995. Partially offsetting this decrease was an increase in 1996 gross profit from oil and gas sales of $18,693 from a loss of $4,319 for the nine months ended September 30, 1995 attributable to an increase in both oil and gas prices and the disposal of working interests in 7 gas wells, effective January 1, 1996, which wells were operating at a gross loss in 1995. Additionally, an increase in gross profit on sales from the Looms Division of $10,195 from $89,991 for the nine months ended September 30, 1995 to $100,186 for the comparable 1996 period offset the decrease in revenues from interest and royalties. It is noted, however, that while sales from the Looms Division increased from $622,706 for the five months ended September 30, 1995- operations of the Looms Division only commenced on May 1, 1995 - to $2,017,770 for the nine months ended September 30, 1996 the gross margin on such sales, expressed as a percentage of sales, declined from 14% in 1995 to 5% in 1996 due to sales in the third quarter of 1996 of slow-moving stock at greatly reduced prices in order to reduce inventory and allow for purchases of new undyed fabric with potentially improved profit margin on sales.

The Company's expenses increased from $388,416 for the nine months ended September 30, 1995 to $597,022 for the comparable 1996 period (an increase of approximately 54%) primarily due to an increase of $146,051 in selling expenses (approximately 70% of the total expense increase) for the Looms Division in the 1996 period and because operation of the Looms Division did not commence until May 1, 1995 for the nine months ended September 30, 1995. To a lesser extent, the overall increase was due to higher general and administrative expenses from $214,205 for the nine months ended September 30, 1996 to $276,760 for the nine months ended September 30, 1996 (an increase of approximately 29%), primarily attributable to increases in accounting and administrative fees, factor's fees and interest expense relating to the operation of the Looms Division.

Net loss increased by $219,880 from $262,502 for the nine months ended September 30, 1995 to $482,382 for the nine months ended September 30, 1996. Of this increase, $40,162 (approximately 18%) is due to the reduction of revenues from interest income and royalties during the nine months ended September 30, 1996. The remaining net loss increase can be attributed to the increase in both selling expenses ($146,051) and general and administrative expenses ($62,555) associated with the operations of the Looms Division during the nine months ended September 30, 1996, partially offset by the increase in gross profit of the Oil & Gas Division ($18,693).

Results of Operations: Three months ended September 30, 1996 as compared to September 30, 1995

The Company's revenues, inclusive of interest income and royalties, decreased from $35,530 for the three months ended September 30, 1995 to a gross loss of $87,292 for the three months ended

September 30, 1996 (a decrease of approximately 346%). The decrease in revenues is attributable to a decrease in the gross profit on sales from the Looms Division of $125,573 from $35,111 for the three months ended September 30, 1995 to a gross loss of $90,462 for the three months ended September 30, 1996 due to sales of slow moving stock at prices below cost in order to reduce inventory and allow for purchases of new undyed fabric with potentially improved profit margins on sales. In addition, revenues declined for the three month period ended September 30, 1996 by $2,280 for interest income and royalties earned from loans made by the Company pursuant to a Joint Venture Agreement which the Company entered into in May 1993, which loans were repaid as of June 30, 1995. Partially offsetting these revenue decreases was an increase of $5,031 during the quarter ended September 30, 1996 from the gross profit on sales of oil and gas, from a loss of $1,861 for the quarter ended September 30, 1995 to a gross profit of $3,170 during the 1996 comparable period primarily attributable to an increase in both oil and gas prices and the disposal of working interests in 7 gas wells effective January 1, 1996, which wells were operating at a gross loss in 1995.

The Company's's expense decreased from $197,327 for the three months ended September 30, 1995 to $183,138 for the comparable 1996 period ( a decrease of approximately 7%), primarily due to a decrease in general and administrative expense of $22,928 offset by an increase in selling expenses of the Looms Division of $8,739. Predominant among the decreases in general and administrative expenses of the 1996 third quarter was the decrease in stockholder communications expense of $17,156. The increase in the Looms Division's selling expenses in the third quarter of 1996 compared to 1995 was primarily due to other selling expenses such as design and sample expenses which increased $16,134, offset by a decrease in commissions expense of $9,122.

Net loss increased $108,633 from $161,797 for the quarter ended September 30, 1995 to $270,430 for the quarter ended September 30, 1996 ( an increase of approximately 67% ), primarily due to the decrease in revenues as a result of the gross loss on sales of the Looms Division.

Liquidity and Capital Resources

The primary source of the Company's working capital during the first nine months of 1996 was cash from operations from the sale of woven fabrics produced by the Looms Division and, to a lesser extent, from the sale of oil and gas from the Company's ownership interest in oil and gas wells. The Company's unrestricted cash and cash equivalents decreased from $26,296 at December 31, 1995 to $5,554 at September 30, 1996.

In connection with the operation of the Looms Division, the Company entered into a Factoring Agreement with NationsBanc Commercial Corporation ("NationsBanc") as of June 1, 1995 (the "Factoring Agreement") which was subsequently amended effective September 1, 1996. Pursuant to the terms of the Factoring Agreement, the Company, among other things, (i) has agreed to (a) assign to NationsBanc its interest in all receivables derived from the sale of the woven fabrics produced by the Looms Division and (b) pay NationsBanc a commission of one percent of the gross amount on such receivables, with a minimum commission of $36,000 for the period June 1, 1995 to December 31, 1996 and a minimum annual commission of $50,000 thereafter and (ii) may (a) request advances up to ninety-five percent of the net purchase price of the receivables and (b) pay interest on such advances at the rated of one-half of one percent above Nations Banc's prime rate for the period June 1, 1995 to August 31, 1996 and at one percent above such prime rate thereafter.

The amended Factoring Agreement has an initial term expiration date of September 1, 1998 and is renewable for two year periods thereafter until terminated on the initial term expiration date (or any anniversary thereof) by either party giving not less than sixty days prior written notice.

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

                           PART II - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8 - K.

      (a) The following exhibits are included herein:

          Exhibit 10.4 - Amendment dated August 14, 1996, effective September 1, 1996, to the Factoring Agreement between Levcor International, Inc. and NationsBanc Commercial Corporation dated June 1, 1995.

          Exhibit 27 - Financial Data Schedule Article 5 included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the balance sheets and statements of operations and is qualified in its entirety by reference to such financial statements.

      (b) No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           LEVCOR INTERNATIONAL, INC.
                           --------------------------


Date   November 12, 1996           /s/ Robert A. Levinson
       -----------------------     ------------------------------
                                   Robert A. Levinson
                                   President





Date   November 12, 1996           /S/ Rudolph E. Bremser
       -----------------------     ------------------------------
                                   Rudolph E. Bremser
                                   Treasurer