Form 10KSB
period 1996-12-31
LEVCOR INTERNATIONAL INC
filed 1997-03-31
CIK 76094

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

---
|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---   OF 1934

For the fiscal year ended December 31, 1996

---
| |   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---   OF 1934

For the transition period from _________ to __________

                         Commission file number 811-3584

                           LEVCOR INTERNATIONAL, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer In Its Charter)

             Delaware                                    06-0842701
------------------------------------         ----------------------------------
  (State or Other Jurisdiction of                    (I.R.S. Employer
   Incorporated or Organization)                   Identification Number)

1071 Avenue of the Americas, New York, New York                10018
-----------------------------------------------       -------------------------
  (Address of Principal Executive Offices)                   (Zip Code)

Issuer's telephone number, including area code      (203) 264-7428
                                               --------------------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, par value $0.56 per share

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes  X      No

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ---
                               | |
                               ---

      Issuer's revenues for the fiscal year ended December 31, 1996:  $2,897,999


      As of March 21, 1997, 1,733,499 shares of Common Stock of the issuer were outstanding and the aggregate market value of the voting common stock held by non-affiliates, computed by reference to the sale price of the Common Stock as of March 21, 1997, was approximately $178,047.

      Transitional Small Business Disclosure Format:  Yes         No  X

      Documents incorporated by reference:  None

                                Table of Contents

                                     PART I
                                                                            Page
                                                                            ----
Item  1.    Description of Business........................................... 1

Item  2.    Description of Property........................................... 6

Item  3.    Legal Proceedings..................................................7

Item  4.    Submission of Matters to a Vote of Security Holders................9

                                     PART II

Item  5.    Market for Common Equity and Related
            Stockholder Matters...............................................10

Item  6.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................11

Item  7.    Financial Statements and Supplementary Data.......................14

Item  8.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure...............................28

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the
            Exchange Act......................................................29

Item 10.    Executive Compensation............................................30

Item 11.    Security Ownership of Certain Beneficial Owners and
            Management........................................................31

Item 12.    Certain Relationships and Related Transactions....................32

Item 13.    Exhibits, Lists and Reports on Form 8-K...........................33

            Signatures........................................................36

                                     PART I
Item 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

      Levcor International, Inc., formerly named Pantepec International, Inc. (the "Company"), was incorporated in 1964 under the laws of the Islands of Bermuda and was reorganized in 1967 under the laws of the State of Delaware. On September 7, 1995, by amendment to its Certificate of Incorporation, the Company changed its name from Pantepec International, Inc. to Levcor International, Inc. and effected a one-for-four reverse stock split of its common stock par value $0.56 per share (the "Common Stock").

      Since its incorporation, the Company has been engaged in the ownership of fractional interests in oil and gas wells and leases with respect thereto.

      In 1995, the Company acquired a woven fabric converting business that produces fabrics used in the production of apparel. This acquisition formed the basis of the Company's new line of business, the Looms Division. With significantly reduced revenues from its oil and gas properties, a naturally diminishing asset, and with the maturity of the Company's medical equipment financing agreements in June 1995, the operation of the Looms Division now comprises the Company's primary business focus for the foreseeable future.

      The Company ceased its operations in the medical equipment financing industry in June 1995 and currently does not intend to conduct any operations or otherwise participate in the medical equipment financing industry in the future.

BUSINESS OF THE ISSUER

(A)   The Looms Division

      The Company's current business activities in the woven fabrics industry consist of the business of the Looms Division, which is engaged in converting textiles for sale to domestic apparel manufacturers. The converting process consists of (i) designing fabrics and commissioning textile mills to weave the greige fabric (i.e., undyed) according to the Company's specifications, and (ii) commissioning fabric finishers (i.e., dye plants) to dye and finish the greige fabric again according to the Company's specifications. Commercial transporters are contracted with to deliver greige fabric from textile mills to dyers and finished fabric from dyers to apparel manufacturers. Orders for the sale of finished fabrics are placed through the efforts of the Company's sales personnel and independent commissioned contractors.

      The raw materials used by the Looms Division in the fabrication of textiles generally consist of a combination or blend of two or more of rayon, acetate, polyester, cotton and flax fibers. The principal suppliers of the greige fabric (i.e., undyed) used by the Looms Division are Stonecutter Mills, Jackson Mills and Doran Textiles. The primary dyers in the conversion process used by the Looms Division are Oxford Textiles and Torado Processing.

      In 1996, research and development expenses related to the Looms Division, the costs of which were not passed on to the Company's customers, were approximately $20,000.

      In 1996, Jody California, a manufacturer of women's apparel, accounted for $414,289 (approximately 14%) of the Looms Division's sales revenues, and Briggs of New York, a manufacturer of women's apparel, accounted for $220,938 (approximately 8%) of the Looms Division's sales revenues.

(B)   Ownership of Interests in Oil and Gas Wells

      The Company's current business activities in this industry segment consist of the ownership of fractional interests in oil and gas wells and leases with respect thereto. At December 31, 1996, the Company held fractional interests in four wells located in the United States. All of the Company's fractional interests in wells are owned pursuant to working interest ("WI") agreements. Such agreements provide that the Company is obligated to pay its proportionate share of the cost of developing and operating such wells and will be paid its proportionate share of any revenues derived from such wells only after all owners of royalty interests therein have been paid their proportionate share of any revenues derived from such wells. During 1996, the Company earned revenues and incurred production costs (exclusive of severance taxes) under the terms of such agreements of $49,141 and $17,871, respectively. Other than one well for which the Company acts as titular operator, the Company is not directly involved in the operation of any of the wells or in the marketing and sale of any of the oil and gas derived therefrom. Such operations and marketing activities are conducted by third parties, typically with substantial interests in the wells, pursuant to the terms of operating agreements which provide that the operator, for a fee, is responsible for the development and operation of the well and the marketing and sale of the resources derived therefrom. During 1996, the Company's share of the fees payable to operators of wells for services performed pursuant to the terms of such agreements approximated $7,000.

      A description of the Company's significant oil and gas well holdings by geographic area and the revenues earned and expenses incurred therefrom is contained below.

Texas Independent Exploration, Inc. Projects

      From 1986 through 1989, the Company participated in drilling and/or recompletion-workover ventures involving 11 wells located in three southern Texas counties. The ventures were sponsored by Texas Independent Exploration, Inc. The Company invested $242,000 in such ventures, which resulted in nine producing wells, six of which continued to produce at December 31, 1996. Only one of such six wells, however, was even marginally profitable during 1995. On January 1, 1996, the Company, in the interest of eliminating continued losses on the six wells, ceded all its interest in such wells and the leases thereto to Texas Independent Exploration, the operator of such wells, in satisfaction of the outstanding production costs due to Texas Independent Exploration.

Other Wells

      Wehrenberg #26-1 Well, Sooner Trend Field, Kingfisher
      County, Oklahoma

      In November 1988, the Company acquired a 70% WI in a well located in Oklahoma which, after payment of all royalty interests therein, earned a 56% net revenue interest ("NRI"). This interest was acquired in a public auction from the bankruptcy trustee of Schick Energy Corporation for $11,167. Although the Company is the titular operator of the well, the Company has retained Petroleum Management Professionals, Inc. of Oklahoma City, Oklahoma to perform all of its duties as operator of the well. From December 1, 1988, the effective date of the acquisition of the well, through December 31, 1996, the well produced 106,000 MCF and 13,000 BC (average daily production during 1996 was 35 MCF and 4 BC). Of such amounts, approximately 59,000 MCF and 7,280 BC (average daily production of 20 MCF and 2 BC during 1996) represented the Company's proportionate share of production from this well. During 1996, gross production revenues earned from the well's activities were $56,000, of which $33,500 were attributed to the Company, representing 68.2% of the Company's total revenues derived from oil and gas sales during such year. The total production costs (exclusive of severance taxes) estimated to have been incurred during 1996 in connection with such activities were $16,600, of which $11,600 were attributed to the Company.

      J.F. Curry Nos. 1 and 2, Mollie Hasson #1-27, Alfalfa
      County, Oklahoma, American Exploration Co., Operator

      In March 1989, the Company acquired a 22.2% WI in each of the J.F. Curry 1 and 2 wells and a 31.7% WI in the Mollie Hasson #1-27 well which, after payment of all royalty interests therein, earned 19.4%, 19.4%, 23.8% NRI, respectively. These interests were acquired from Energetics, Inc. at a public auction for $14,000. From April 1, 1989, the effective date of the acquisition, until December 31, 1996, these wells produced 292,000 MCF and 18,000 BC (average daily production during 1996 was 69 MCF and 4 BC). Of such amounts, approximately 58,000 MCF and 3,730 BC (average daily production of 13 MCF and 1 BC during
1996) represented the Company's proportionate share of production from these wells. During 1996, gross production revenues earned from the activities of these wells were $60,000, of which $12,400 were attributed to the Company, representing 25.2% of the Company's total revenues derived from oil and gas sales during such year. The total production costs (exclusive of severance taxes) estimated to have been incurred during such year in connection with such activities were $23,400, of which $6,000 were attributed to the Company.

      Maze Federal 32-35 and Powell Federal E-1, Campbell County and Converse County, Wyoming - Various Operators

      The Company sold its interest in the Maze Federal 32-35 Well (the "Maze Well") on August 1, 1996 for $3,000, and also sold its interest in the Powell Federal E-1 Well (the "Powell Well") on September 1, 1996 for $7,500. Each of the Maze Well and the Powell Well was sold at a price above book value. Through the date of its sale, the Maze Well had a WI of 12.5% and an NRI of 10.825%. Through the date of its sale, the Powell Well had a WI of 1.5625% and an NRI of 0.9791% for oil and 1.4687% for gas. From the effective date of the acquisition of the Maze Well and the Powell Well by the Company through August 31, 1996, such wells in the aggregate produced 1,024,000 MCF and 74,000 BC (average daily production during 1996 was 415 MCF and 16 BC). Of such amounts, approximately 15,000 MCF and 1,900 BC (average daily production of 6 MCF and 0.5 BC during
1996) represented the Company's proportionate share of production from these wells. Through the date of sale of the Powell Well on September 1, 1996, gross production revenues earned from the activities of the Maze Well and the Powell Well in the aggregate were $197,000, of which $3,200 were attributed to the Company, representing 6.5% of the Company's total revenues derived from oil and gas sales in 1996. The total production costs (exclusive of severance taxes) estimated to have been incurred from January 1, 1996 through September 1, 1996 in connection with such activities were $40,000, of which $1,700 were attributed to the Company.

COMPETITION

      The textile conversion business is extremely competitive, particularly in light of existing trade laws that allow low-cost imported fabric and finished garments into the domestic apparel market. Within the domestic textile converting business, the Company competes on the basis of the uniqueness in styling of its fabrications and also on price.

      The exploration for and production of oil and gas are highly competitive operations, both within the oil and gas industry and with producers of other types of energy. The ability to exploit a discovery of oil or gas is dependent upon such considerations as the ability to finance development costs, the availability of equipment and engineering, and construction delays and difficulties. Competitive conditions may also be substantially affected by various forms of energy and trade legislation currently being considered. However, it is not possible to predict the nature of any such legislation which may ultimately be adopted or the possible effects such legislation may have upon the future operations of the Company.

      In pursuing its business objectives, the Company must compete with companies having substantially greater financing and other resources.

SEASONALITY

      The Company's Looms Division business is seasonal and typically realizes higher revenues and operating income in the first and fourth calendar quarters. Such seasonality, taking into account the standard lead time required by the fashion industry to manufacture apparel, corresponds respectively to the autumn and spring retail selling seasons.

      The Company's oil and gas business is not seasonal, except that sales of natural gas peak during the winter heating season.

ENVIRONMENTAL REGULATION

      Environmental laws and regulations of the jurisdictions in which the Company conducts business could potentially have a significant impact on the exploration for and development of natural resources by the Company. The Company believes that its operations are in compliance with all environmental laws and regulations applicable thereto.

EMPLOYEES

      The Company currently employs four persons, all of whom are employed full time. The Company relies on consultants for legal, income tax, data processing, geological, sales and administrative services.

Item 2.  DESCRIPTION OF PROPERTY.

The Looms Division

      In connection with the acquisition of the Looms Division from Andrex Industries Corp., a New York corporation ("Andrex"), the Company entered into a three-year agreement with Andrex in May 1995 pursuant to which the Company leases office space located at 1071 Avenue of the Americas, 7th Floor, New York, New York 10018 from Andrex, and Andrex provides the Company with certain administrative services. The cost to the Company in 1996 for the lease of such property under the Agreement was $55,000.

Oil and Gas Properties

      The Company's oil and gas properties consist of WI in wells located in the State of Oklahoma. The Company has an interest in four wells, with an aggregate WI equivalent to 1.46 wells with an aggregate NRI of 1.19 wells.

      Set forth below is certain information with respect to the Company's oil and gas properties.

1.    Reserves Reported to Other Agencies.

      Not applicable.

2.    Production:  Average Sales Price Per Unit and Average
      Production Cost for Oil and Gas Produced During the Last
      Three Years.

              Average Sales Price         Average Production Cost
              -------------------         -----------------------
                 Oil        Gas              Oil           Gas
Year          (Per BC)  (Per MCF)         (Per BC)      (Per MCF)
----          --------  ---------         --------       --------
1996 . . . .   $19.27     $1.67            $6.75          $0.75
1995 . . . .   $15.62     $1.25            $8.62          $1.46
1994 . . . .   $15.55     $1.51            $8.44          $0.85

3.    Productive Wells And Acreage.
                                             Oil            Gas
      (a)   Productive wells as of       -----------    -----------
            December 31, 1996            Gross   Net    Gross   Net
                                         -----   ---    -----   ---

                                           1     0.27     3    1.19

                                         Gross Acres    Net Acres
      (b)   Developed Acreage            -----------    ---------
            as of December 31, 1996         320            114

4.    Undeveloped Acreage as of December 31, 1996.

                                         Gross Acres    Net Acres
                                         -----------    ---------
      Working Interest                      552            200

5.    Drilling Activity.

      There was no drilling activity in any of the Company's wells in the United States during the three years ended December 31, 1996.

6.    Present Activities.

      On December 31, 1996, no wells in which the Company has interests were drilling. The status of the Company's interest in four productive wells is as follows:

            Number of Wells           Status
            ---------------           ------
                  4             Producing oil or gas

Item 3.     LEGAL PROCEEDINGS.

      The 0.67% carried interest in the Kotaneelee gas field sold by the Company in August 1991, as well as Magellan Petroleum Corporation's 2.67% carried interest in such field, is held in trust by Canada Southern Petroleum Ltd. ("Canada Southern"), which has a 30% carried interest in such field. In late 1987, Canada Southern commenced an action against Allied-Signal, Inc. in Florida alleging its failure to fulfill certain contractual obligations to develop the field. In September 1988, Allied Signal, Inc. commenced an action (the "Allied-Signal Action") in Calgary, Canada against Dome Petroleum Limited, Amoco Production Company and Amoco Canada Petroleum Company, Ltd. ("Amoco Canada" and collectively, the "Amoco-Dome Group") seeking a declaration that the defendants were responsible for the development of the field, and also seeking reimbursement of its legal costs incurred in the Florida litigation. The Florida litigation has since been dismissed.

      In March 1989, Allied-Signal, Inc. amended its complaint in the Allied-Signal Action to add the Company, Canada Southern and Magellan Petroleum Corporation ("Magellan") as additional defendants. Certain of the other defendants in the Allied-Signal Action have filed counterclaims against the Company and other defendants seeking indemnification for unspecified costs and expenses incurred by them in defending the Allied-Signal Action. In January 1996, the Company, Allied-Signal, Inc., Canada Southern and Magellan Petroleum Corporation entered into a settlement whereby each party agreed not to sue any of the other parties and, subsequently, the Allied-Signal Action was discontinued.

      Shortly after the Allied-Signal Action commenced, the Amoco-Dome Group filed a counterclaim against the Company, Canada Southern and Magellan seeking certain declaratory relief with respect to their alleged failure to fulfill certain contractual obligations to develop and market gas from the Kotaneelee gas field. The trial on the counterclaim action commenced on September 3, 1996, but was adjourned in October 1996 due to a conflict of interest involving counsel for Amoco Canada ("Amoco Counsel"). Amoco Counsel has applied to the court to continue its representation of Amoco Canada, and the trial is expected to re-commence upon the court's final determination of the issue.

      On October 27, 1989, in the Court of Queen's Bench of Alberta, Judicial District of Calgary, Canada (the "Canada Court"), Canada Southern filed a statement of claim against the Amoco-Dome Group, Columbia Gas Development of Canada Ltd. ("Columbia"), Mobil Oil Canada Ltd. ("Mobil") and Esso Resources of Canada Ltd. ("Esso") seeking a declaratory judgment (the "Declaratory Action") regarding two issues relating to the Kotaneelee field: (1) whether interest accrued on the carried interest account, which is the account for costs recoverable by the working interest parties prior to such time as the carried interest parties are entitled to participate in revenues derived from the field's activities (Canada Southern maintains it does not), and (2) whether expenditures for gathering lines and dehydration equipment are expenditures chargeable to the carried interest account (Canada Southern maintains they are). Mobil, Esso and Columbia have filed answers essentially agreeing to the granting of the relief requested by Canada Southern. The Amoco-Dome group has now admitted one of two claims, i.e., that interest does not accrue on the carried interest account.

      On March 7, 1990, Canada Southern filed a statement of claim in the Canada Court against the Amoco-Dome Group, Columbia, Mobil and Esso seeking forfeiture of the Kotaneelee gas field, damages and other relief for breach of fiduciary duty (the "Forfeiture Action"). The Company was added as a party plaintiff to this action in November 1993. If such claim is upheld, the Company could recover a 2 percent interest in the Kotaneelee field and damages. The defendants have contested the claim and Canada Southern is pursuing discovery and trial. Columbia filed a counterclaim seeking, if Canada Southern is successful in its claims, repayment from Canada Southern, the Company and Magellan Petroleum Corporation of all sums expended by Columbia on the Kotaneelee fields before Canada Southern, the Company and Magellan Petroleum Corporation are entitled to their interests. The trial commenced in September 1996, but was adjourned in October 1996 due to the conflict of interest involving Amoco Counsel. The trial is expected to re-commence upon the court's final determination of the issue.

      The field operator has entered into a contract for the sale of Kotaneelee gas. The Company believes that it is too early to determine the impact, if any, that this contract may have on the status of these cases.

      On August 6, 1991, the Company sold to an independent third party (the "Buyer") its carried interest in a lease in property including the Kotaneelee field. The agreement for the transfer of the Company's interest provides that the Company shall continue to prosecute the Declaratory Action and the Forfeiture Action. The Company and the Buyer have agreed to share equally all costs and expenses of the Declaratory Action and the Forfeiture Action and to share equally any payments or other benefit resulting from the resolution of such actions. The agreement further provides that the Company shall indemnify the Buyer against all actions, proceedings, claims, demands, damages and expenses brought against or suffered by the Buyer which arise out of, or are attributable to, the Allied-Signal Action.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

Item 5.     MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.

      The Company's common stock, par value $0.56 per share (the "Common Stock"), is traded in the "pink sheets" in the over-the-counter market under the symbol "LEVC". On March 21, 1997, the closing bid price of the Common Stock was $0.125 per share. The Common Stock is traded sporadically and no established liquid trading market currently exists therefor.

      As of March 21, 1997, there were approximately 6,718 holders of record of the Common Stock.

      The following table sets forth the range of high and low bid prices in the "pink sheets" in the over-the-counter market for the periods indicated. Such quotations reflect interdealer prices or transactions solely between market-makers without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. The prices have been adjusted to give retroactive effect to the one-for-four reverse stock split of the issued Common Stock which became effective September 11, 1995.

          Period                  Price
          ------                  -----

      1996                  High           Low
      ----                  ----           ---
      First Quarter         $0.75          $0.25
      Second Quarter        $0.75          $0.25
      Third Quarter         $0.63          $0.625
      Fourth Quarter        $0.38          $0.125

      1995                  High           Low
      ----                  ----           ---
      First Quarter         $0.34          $0.04
      Second Quarter        $0.50          $0.004
      Third Quarter         $1.50          $0.25
      Fourth Quarter        $0.75          $0.125

Dividend Policy

      The Company has not paid any cash dividends on the Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations.

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION.

      The following discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements included elsewhere herein.

Results of Operations

      Year Ended December 31, 1996 Compared to Year Ended
      December 31, 1995

      The Company's revenues for 1996 were $75,572, an increase of $41,240, or 120%, from $34,332 for 1995. Such increase was primarily attributable to (i) an increase of $76,952 in sales, less the cost of goods sold, from oil and gas operations in 1996, compared to 1995, due primarily to an upward revaluation of remaining petroleum reserves attributable to improved year-end 1996 oil and gas prices on which such reserves are valued, and (ii) an increase of $4,450 in sales, less the cost of goods sold, on sales from the Looms Division in 1996 compared to 1995 (the Company acquired the Looms Division in May 1995). Such increase was partially offset by a reduction of $40,162 in interest and royalties attributable to certain loans which were repaid to the Company in June 1995.

      The Company's expenses for 1996 were $796,243, an increase of $180,861, or 29%, from $615,382 for 1995. Such increase was due primarily to (i) an increase in selling expenses in 1996 of the Looms Division of $133,115, or 47%, compared to 1995, and (ii) to a lesser extent, an increase in general and administrative expenses in 1996 of $47,746, or 14%, compared to 1995, including increases in 1996 of accounting and administrative fees, factors fees and interest expense, partially offset by reductions in legal fees and stockholder communications expenses.

      As a result of the foregoing, net losses for 1996 were $720,671, an increase of $139,621, or 24%, from $581,050 for 1995.

      Year Ended December 31, 1995 Compared to Year Ended
      December 31, 1994

      The Company's revenues for 1995, inclusive of interest income and royalties, were $34,332, a decrease of $63,768, or 65%, from $98,100 for 1994. Such decrease was attributable to (i) the decrease in sales, less the cost of goods sold, from the Looms Division of $20,025 in the year ended December 31, 1995 (the Company acquired the Looms Division in May 1995) and (ii) a reduction in interest and royalties attributable to certain loans made by the Company, which were repaid as of June 30, 1995. The decrease in revenues was partially offset by an increase in sales, less the cost of goods sold, from oil and gas operations in 1995 of $26,123 reflecting the change from a loss of $12,008 in 1994 to a profit of $14,115 in 1995, primarily due to an upward revaluation of remaining petroleum reserves attributable to improved year-end 1995 oil and gas prices on which such reserves are valued.

      The Company's expenses in 1995 were $615,382, an increase of $368,075, or 149%, from $247,307 for 1994, due primarily to $285,222 of selling expenses for the Looms Division in 1995 and, to a lesser extent, an increase in general and administrative expenses in 1995 of $82,853, or 34%, compared to 1994, despite the one-time litigation expense of $100,000 incurred in 1994. General and administrative expenses increased in 1995 due primarily to increases in accounting and administrative fees, interest expense and legal fees related to the acquisition of the Looms Division, and expenses incurred in connection with the stockholders' meeting on September 7, 1995 (no such meeting was held in 1994).

      Net loss for 1995 was $581,050, an increase of $431,843 or 289%, from $149,207 for 1994. From May 1, 1995 through December 31, 1995, the Looms Division incurred an operating loss of $305,247 (approximately 71% of the total net loss) consisting of a gross loss on sales plus selling expenses. The decline in revenues from interest income and royalties in 1995 was $69,866 (approximately 12% of the total net loss). The remaining net loss was attributable to the costs of the acquisition of the Looms Division in 1995 and the increase in general and administrative expenses associated with its start-up, partially offset by the 1995 increased gross profit from oil and gas sales.

Liquidity and Capital Resources

      The primary source of the Company's working capital during 1996 was, and in 1997 will be, derived from proceeds from the sale of woven fabrics produced by the Company's Looms Division and, to a lesser extent, proceeds from the sale of oil and gas from the Company's ownership interest in oil and gas wells. The Company's unrestricted cash and cash equivalents at December 31,

1996 was $4,900, a decrease of $21,392, from $26,296 at December 31, 1995.

      In connection with the operation of the Looms Division, the Company entered into a Factoring Agreement with NationsBanc Commercial Cooperation ("NationsBanc") as of June 1, 1995 (the "Factoring Agreement") which was subsequently amended effective September 1, 1996 and January 1, 1997. Pursuant to the terms of the Factoring Agreement, the Company, among other things, (i) has agreed to (a) assign to NationsBanc its interest in all receivables derived from the sale of the woven fabrics produced by the Looms Division and (b) pay NationsBanc a commission of 1% of the gross amount on such receivables, with a minimum commission of $36,000 for the period June 1, 1995 to December 31, 1996 and no minimum annual commission thereafter and (ii) may (a) request advances up to 95% of the net purchase price of the receivables and (b) pay interest on such advances at the rate of 0.5% above NationsBanc's prime rate for the period June 1, 1995 to August 31, 1996 and at 1% above such prime rate thereafter. The amended Factoring Agreement has an initial term expiration date of September 1, 1998 and is renewable for two year periods thereafter unless terminated on the initial term expiration date (or any anniversary thereof) by either party giving not less than sixty days prior written notice.

      The Company continues to sustain substantial losses which have adversely affected the Company's liquidity. In addition, in connection with the purchase of the woven fabric inventory, the Company issued a promissory note to Andrex in May 1996 which bears interest at the rate of 6% per annum pursuant to which the Company, commencing on May 1, 1996 and continuing through May 1, 2000, is required to make five annual debt payments of approximately $283,000 to Andrex. In order to meet the $282,800 debt payment that was due on May 1, 1996, Robert
A. Levinson, the Chief Executive Officer of the Company, made a loan to the Company of $370,000 on such date at a rate of 6% per annum, for which no repayment date has yet been set, and has agreed to continue to personally support the Company's cash requirements to enable it to meet its current obligations through December 31, 1997. The Company also plans to continue to aggressively market and sell the woven fabric product. Although there can be no assurances that these measures will be successful, the Company believes that its current operations and the financial arrangements described above will provide sufficient liquidity to fund the Company's operations for 1997.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
    Levcor International, Inc.

We have audited the accompanying balance sheet of Levcor International, Inc. as of December 31, 1996 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Levcor International, Inc. at December 31, 1996 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

/s/ Grant Thornton LLP
GRANT THORNTON LLP

New York, New York
March 13, 1997

                           Levcor International, Inc.

                                  BALANCE SHEET

                                December 31, 1996

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                    $     4,904
     Accounts receivable                                                7,814
     Due from factor                                                  344,503
     Inventories                                                      876,320
     Prepaid expenses                                                   9,576
                                                                  -----------

              Total current assets                                  1,243,117

OIL AND GAS PROPERTIES (using full cost
   method), net of accumulated depletion and
   depreciation of $841,759                                            85,815
                                                                  -----------

                                                                  $ 1,328,932
                                                                  ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                          $   760,105
   Current maturities of long-term debt                               282,800
                                                                  -----------

              Total current liabilities                             1,042,905

LONG-TERM DEBT, less current maturities                               848,400

DUE TO OFFICER                                                        370,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock - par value $.56 per share;
      authorized, 15,000,000 shares; outstanding,
      1,673,499 shares                                                964,394
   Capital in excess of par value                                   5,003,566
   Accumulated deficit                                             (6,900,333)
                                                                   ----------

                                                                     (932,373)

                                                                  $ 1,328,932
                                                                  ===========

The accompanying notes are an integral part of this statement.

                           Levcor International, Inc.

                            STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                                        1996           1995
                                                     -----------    -----------

Revenue
    Looms Division sales                             $ 2,848,778    $ 1,058,386
    Less cost of sales                                 2,864,353      1,078,411
                                                     -----------    -----------
         Gross profit (loss)                             (15,575)       (20,025)
                                                     -----------
    Oil and gas sales                                     49,141         40,432
    Less cost of sales                                   (41,926)        26,317
                                                     -----------    -----------
         Gross profit (loss)                              91,067         14,115
    Interest income and royalties                             80         40,242
                                                     -----------    -----------
                                                          75,572         34,332
Expenses
    Selling expenses - Looms Division
      Salaries, benefits and payroll taxes               236,759        151,436
      Commissions                                        133,494        113,294
      Other selling expenses                              48,084         20,492
                                                     -----------    -----------

                                                         418,337        285,222
    General and administrative expenses
      Salaries, benefits and payroll taxes                71,684         81,916
      Accounting and administrative fees                  58,803         37,792
      Audit fees                                          21,000         14,500
      Directors' fees and expenses                         5,000          5,000
      Factor fees                                         26,232          8,651
      Insurance                                           15,122          7,622
      Interest expense                                   125,015         65,550
      Legal fees                                          29,929         53,103
      Shareholder communications                                         25,800
      Transfer agent fees                                  7,558          8,400
      Other business taxes                                 2,816          1,523
      Other expenses                                      14,747         20,303
                                                     -----------    -----------
         Total general and administrative expenses       377,906        330,160
                                                     -----------    -----------
         Total expenses                                  796,243        615,382
                                                     -----------    -----------
         NET LOSS                                       (720,671)      (581,050)
                                                     -----------
Accumulated deficit - beginning of year               (6,179,662)    (5,598,612)
                                                     -----------    -----------
Accumulated deficit - end of year                    $(6,900,333)   $(6,179,662)
                                                     ===========    ===========
Average number of shares outstanding                   1,713,499      1,656,158
                                                     ===========    ===========
Net loss per common share                                 $(.42)         $(.35)
                                                          =====          =====

The accompanying notes are an integral part of these statements.

                           Levcor International, Inc.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 1996 and 1995

                                             Common stock          Capital in
                                         --------------------     excess of par    Accumulated
                                         Shares        Amount         value          deficit
                                         ------        ------     -------------    -----------

Balances at December 31, 1994           6,468,532     $905,594     $5,018,616     $(5,598,612)

Shares issued for services rendered       220,000       30,800        (12,050)
Reverse stock split                    (5,015,033)
Net loss                                                                             (581,050)
                                        ---------     --------     ----------     -----------
Balances at December 31, 1995           1,673,499      936,394      5,006,566      (6,179,662)
Shares issued for services rendered        50,000       28,000         (3,000)
Net loss                                                                             (720,671)
                                        ---------     --------     ----------     -----------
Balances at December 31, 1996           1,723,499     $964,394     $5,003,566     $(6,900,333)
                                        =========     ========     ==========     ===========

The accompanying notes are an integral part of this statement.

                           Levcor International, Inc.

                            STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                             1996       1995
                                                          ----------  ---------

Cash flows from operating activities
    Net loss                                              $(720,671)  $(581,050)
    Adjustments to reconcile net loss to net
      cash used in operating activities
        Write-up of oil and gas properties                  (75,026)    (20,956)
        Depletion and depreciation                           11,129       9,262
        Services paid in common stock                        25,000      18,750
        Changes in operating assets and liabilities,
           net of assets acquired
               Accounts receivable                           32,642       5,678
               Due from factor                             (291,811)    (52,692)
               Inventories                                  646,420    (108,740)
               Other assets                                             225,000
               Prepaid expenses                              11,338     (18,696)
               Accounts payable and accrued expenses        267,565     365,016
                                                          ---------   ---------
           Net cash used in operating activities            (93,414)   (158,428)
                                                          ---------   ---------
Cash flows from investing activities
    Proceeds on sale of property - net                       14,822
    Decrease in notes receivable                                        150,000
                                                          ---------   ----------
           Net cash provided by investing activities         14,822     150,000
                                                          ---------   ---------
Cash flows from financing activities
    Advances from shareholder                               370,000      30,000
    Payment to shareholder                                  (30,000)
    Payment of long-term debt                              (282,800)
                                                          ---------
           Net cash provided by financing activities         57,200      30,000
                                                          ---------   ---------
           NET (DECREASE) INCREASE IN CASH AND
               CASH EQUIVALENTS                             (21,392)     21,572
Cash and cash equivalents at beginning of year               26,296       4,724
                                                          ---------   ---------
Cash and cash equivalents at end of year                  $   4,904   $  26,296
                                                          =========   =========
Supplemental disclosures of cash flow information:
    Cash paid during the year for
       Interest                                           $ 110,215   $  65,550

Supplemental disclosures of noncash activities:
    In 1995, the Company issued a note for $1,414,000 to purchase the Looms Woven inventory.


The accompanying notes are an integral part of these statements.

                           Levcor International, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1995

NOTE A - SUMMARY OF BUSINESS AND SIGNIFICANT
           ACCOUNTING POLICIES

     1.  Nature of Operations and Liquidity

         Levcor International, Inc. (the "Company") is engaged in two industry segments: the ownership of fractional interests in oil and gas wells and leases with respect thereto; and the operation of a woven fabric converting business producing fabrics used in the production of apparel.

         The Company continues to sustain substantial losses, which has adversely affected the Company's liquidity. The Company required a cash advance from the Chief Executive Officer amounting to $370,000 to pay the debt payment and interest that was due on May 1, 1996. The Company is also required to make another debt payment on May 1, 1997 amounting to approximately $283,000. The Chief Executive Officer of the Company has agreed to continue to personally support the Company's cash requirement to enable the Company to meet its current obligations through December 31, 1997 and fund future operations. In addition, the Company plans to aggressively market and sell its product and continue to contain costs. Although there can be no assurance that these measures will be successful, the Company believes that future operations and support from the Chief Executive Officer will provide sufficient liquidity to fund current operations.

     2.  Oil and Gas Properties

         The Company accounts for oil and gas properties using a lower of cost (full cost method) or market basis. The Company's oil and gas properties financial statement carrying value was determined in good faith by the Board of Directors in fiscal 1996. The fiscal 1996 oil and gas properties financial statement carrying values have been determined using year-end oil and gas prices and operating costs in the individual local producing areas. These have been held constant throughout the life of the properties. Established decline rates have been used and projected net revenues have been discounted ten percent a year in arriving at the present value shown. Plugging and abandonment costs are assumed to be balanced by the sale of lease equipment. The present worth values are not necessarily indicative of values that would be realized on the sale of these properties.

                           Levcor International, Inc.

                           December 31, 1996 and 1995

NOTE A (continued)

     3.  Inventories

         Inventories are stated at the lower of cost (principally average cost) or current value based on prevailing market prices. Inventories consist of greige and work-in-process goods.

         The Company estimates the markdowns required for the inventory based upon future marketability as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of the markdowns.

     4.  Net Loss per Common Share

         Loss per share was calculated by dividing the Company's net loss by the weighted average number of common shares outstanding during each year adjusted for the dilutive effect of common stock equivalents, when applicable.

         On September 7, 1995, by amendment to its Certificate of Incorporation, the Company changed its name to Levcor International, Inc. and authorized capital stock of 15,000,000 shares of common stock, par value $0.56, and effected a one-for-four reverse stock split of all outstanding shares of common stock. All references to the number of shares and per share amounts reflect the reverse stock split.

     5.  Taxes

         Deferred income taxes are recognized for the estimated future tax effects of the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

     6.  Statements of Cash Flows

         For purpose of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of less than three months at the date of purchase as cash equivalents.

                           Levcor International, Inc.

                           December 31, 1996 and 1995

NOTE A (continued)

     7.  Stock-Based Compensation Plans

         The Company maintains a stock option plan, as more fully described in Note J to the financial statements, accounted for using the "intrinsic value" method pursuant to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The fair value and pro forma effects on the Company's net loss and net loss per share are not presented as the fair value of the options granted (determined pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation") is not material to the financial statements.

     8.  Use of Estimates in Financial Statements

         In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B - ACQUISITION

     On May 30, 1995, the Company entered into an asset purchase agreement effective May 1, 1995, with Andrex Industries to purchase all of Andrex's woven inventory for $1,414,000. The Company issued a promissory note in payment of the purchase price. The inventory purchased constitutes substantially all of the inventory previously used by Andrex in the operation of its woven fabrics division. The chief executive officer and director of the Company was formerly the chief executive officer and a director of Andrex, and the president and director of Andrex was formerly a director of the Company. However, management believes that the terms of the asset purchase agreement were negotiated on an arm's-length basis.

     The accompanying financial statements include the results of the Looms Woven Operations since May 1, 1995.

                           Levcor International, Inc.

                           December 31, 1996 and 1995

NOTE C - CONDENSED FINANCIAL INFORMATION OF THE
           LOOMS WOVEN FABRIC DIVISION

     The following audited condensed financial information of the Looms Woven Fabric Division of Andrex Industries Corp. is presented for the period commencing September 26, 1994 through April 30, 1995, which represents the division's result of operations prior to the sale of the Looms Woven Operations to the Company on May 1, 1995.

        Assets                                                 $2,001,000
        Liabilities                                               510,000
        Divisional equity                                       1,491,000
        Net sales                                               2,724,000
        Cost of sales                                           2,661,000
        Selling, general and administrative expenses              287,000
        Interest expense                                           94,000

        Net loss                                                 (318,000)

NOTE D - OIL AND GAS PROPERTIES

     The Company holds various interests in oil and gas leases in the United States. At December 31, 1996 and 1995, the Company held interests in 4 wells located in Oklahoma and 14 wells located in Oklahoma, Texas and Wyoming, having a total working interest equivalent of 1.46 wells and 2.18 wells and a net revenue interest of 1.19 wells and 1.73 wells, respectively.

NOTE E - ACCOUNTS RECEIVABLE FACTORED

     Under the factoring agreement, the factor purchases the trade accounts receivable and assumes substantially all credit risks with respect to such accounts. The agreement allows the Company to obtain advances from the factor which bear interest at 1/2% through August 31, 1996 and 1% thereafter, above the bank's prime rate. These advances are collateralized by all of the factored accounts receivable.

                           Levcor International, Inc.

                           December 31, 1996 and 1995

NOTE F - LONG-TERM OBLIGATIONS

     Long-term obligations at December 31, 1996 are as follows:

        Promissory note payable in five equal consecutive
            annual installments of $282,800, commencing on
            May 1, 1996. The note shall bear interest prior
            to maturity at the rate of 6% per annum.              $1,131,200
        Less current maturities                                      282,800
                                                                  ----------

                 Total long-term obligations                      $  848,400
                                                                  ==========

NOTE G - REMUNERATION OF AFFILIATED PERSONS AND
           RELATED PARTY TRANSACTIONS

     1. During 1996, the Chief Executive Officer advanced $370,000 to the Company to pay current obligations. The amount bears interest at 6% and has no specified due date.

     2. During 1996 and 1995, the directors of the Company were paid $5,000 in fees for both years. In 1996 and 1995, the Chief Executive Officer received a salary of $25,000. The Treasurer received a salary of $37,800 and $50,000 in 1996 and 1995, respectively.

NOTE H - INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are recognized for the estimated future tax effects of the temporary differences between the financial reporting basis and tax basis of assets and liabilities.

     At December 31, 1996, the Company had a net tax operating loss of approximately $5,771,000 available to reduce taxable income in future years, expiration of which occurs between 1997 and 2011 at the following respective amounts each year: $155,000, $227,000, $468,000, $771,000,
     $564,000, $324,000, $690,000, $391,000, $317,000, $156,000, $147,000,
     $188,000, $133,000, $473,000 and $767,000. No assurance can be given as to the Company's ability to realize the net

                           Levcor International, Inc.

                           December 31, 1996 and 1995

NOTE H (continued)

     operating loss carryforwards. Additionally, the net operating loss carryforwards are subject to Internal Revenue Code Section 382, which limits the use of the net operating loss, if there is a change in ownership.

     A deferred tax asset for this net operating loss carryforward (approximately $1,958,000) was reduced to zero by a valuation allowance.

NOTE I - LITIGATION

     The Company's interests in the Kotaneelee field are represented in trust by Canada Southern in a statement of claim filed in the Canada court by Canada Southern against Amoco Canada Petroleum Company Limited and other parties, seeking forfeiture of the Kotaneelee field, damages and other relief for breach of fiduciary duty, relating to their responsibility to develop the field. Canada Southern is expected to prosecute this case vigorously on behalf of itself and the Company. The Company believes that it is too early in the proceedings to determine the outcome of this litigation. In connection with the sale of the Kotaneelee field, the Company has agreed with the purchaser that it will continue to prosecute this action in consultation with the purchaser and that the Company and the purchaser will each be liable for half of all costs and expenses arising out of the action. The Company and the purchaser further agreed that any recovery resulting from the resolution of the action would be shared on a 50/50 basis. The sale also provides that the Company shall indemnify the buyer against all actions, proceedings, claims, demands, damages and expenses brought against or suffered by the purchaser which arise out of, or are attributable to, the Allied - Signal Action. In January 1996, the Company, Canada Southern, and other parties entered into a settlement whereby each party agreed not to sue any of the other parties and, subsequently, the Allied-Signal Action was discontinued.

     In connection with the Company's interests in the Kotaneelee field, the Company is a named defendant in a suit brought to the Court of Queen's Bench, Province of Alberta by Allied-Signal, Inc. seeking declaratory action and claiming judgment for costs and expenses associated with the defense of an action brought by Canada Southern Petroleum Ltd. against Allied-Signal in a Florida court, a

                           Levcor International, Inc.

                           December 31, 1996 and 1995

NOTE I (continued)

     case since dismissed. The Company is vigorously defending the action and does not believe it will have a material adverse effect upon the Company's financial condition. In connection with the sale of the Kotaneelee field, the Company has agreed to indemnify the purchaser against all claims, demands, damages and expenses arising out of this action.

     On October 27, 1989, in the Court of Queens Bench of Alberta, Judicial District of Calgary, Canada (the Canada Court), Canada Southern filed a statement of claim against the Amoco-Dome Group, Columbia, Mobil Oil Canada Ltd. ("Mobil") and Esso Resources of Canada Ltd. ("Esso") seeking a declaratory judgment regarding two issues relating to the Kotaneelee field:
     (1) whether interest accrued on the carried interest account, which is the account for costs recoverable by the working interest parties prior to such time as the carried interest parties are entitled to participate in revenues derived from the field's activities (Canada Southern maintains it does not), and (2) whether expenditures for gathering lines and dehydration equipment are expenditures chargeable to the carried interest account (Canada Southern maintains they are). Mobil, Esso and Columbia have filed answers essentially agreeing to the granting of the relief requested by Canada Southern. The Amoco-Dome group has now admitted one of two claims, i.e., that interest does not accrue on the carried interest account.

     On September 21, 1989, Ronald M. Hedberg, a former President and director of the Company, commenced an action (the "Hedberg litigation") against the Company in the Superior Court in New Haven, Connecticut (a) alleging that the Company (i) breached an employment agreement (the "Hedberg employment agreement") it had entered into with Mr. Hedberg and (ii) wrongfully discharged Mr. Hedberg and (b) seeking a doubling of any sum due to him pursuant to certain wage payment statutes. Mr. Hedberg sought aggregate damages of approximately $250,000.

     Effective as of February 8, 1995, the Company and Mr. Hedberg entered into a settlement in respect to such action, pursuant to which: (i) the Company paid Mr. Hedberg the sum of $100,000, (ii) the Company received the balance of $125,000 from escrow, (iii) Mr. Hedberg withdrew the litigation with prejudice and executed a general release of claims against the Company, and
     (iv) the Company withdrew its appeal.

                           Levcor International, Inc.

                           December 31, 1996 and 1995

NOTE J - STOCK OPTION PLAN

     On December 8, 1992, the Board of Directors of the Company adopted a Stock Option Plan (the "Plan"). The Plan, as amended, authorizes the Company to grant options to purchase an aggregate of 500,000 shares of Common Stock to induce employees and directors to remain in the employ or service of the Company and its subsidiaries and to attract new employees. Options granted under the Plan are intended to qualify as incentive stock options ("ISOs") within the meaning of Section 422A(b) of the Internal Revenue Code of 1986 (the "Code"), as amended, or as nonincentive stock options ("NISOs"). The Plan is administered by the Board of Directors. The Plan terminates in December 2002.

     The Plan provides for discretionary grants of ISOs and NISOs to employees (including directors or officers who are also employees) of the Company and an automatic annual grant to each non-employee director of options to purchase the number of shares derived by dividing $1,500 by the fair market value of a share of Common Stock on the date of grant. The initial per share option exercise price for an ISO may not be less than the fair market value thereof on the date of such grant, or 110% of such fair market value with respect to an employee who, at such time, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company. The initial per share option exercise price for a NISO may not be less than 85% of the fair market value thereof on the date of the grant of such option. The initial per share option exercise price for the options granted to the nonemployee directors is the fair market value of the common stock on the date of the grant thereof.

     As of December 31, 1993, 51,500 options had been granted at an exercise price of $.392. Additionally, on January 4, 1994 options for the purchase of 14,400 shares at an exercise price of $.312 were granted. During 1995, the Company granted to the Chief Executive Officer, 150,000 options at an exercise price of $.40 per share and 8,000 options to the Directors at an exercise price of $.375 per share. In 1996, the Directors were granted 6,000 options at an exercise price of $.50 per share. No options were exercised for the periods ended December 31, 1995 and 1996; 10,800 options were cancelled during 1995.

                           Levcor International, Inc.

                           December 31, 1996 and 1995

NOTE K - COMMITMENTS

     The Company entered into a use and occupancy agreement with Andrex, to lease certain office space and for Andrex to provide certain administrative services. The annual fee, commencing May 1, 1995, is $55,000 for a three year period.

NOTE L - MAJOR CUSTOMERS

     For the years ended December 31, 1996 and 1995, two customers of the Looms Division accounted for approximately 22% and 24% of sales, respectively.

NOTE M - SEGMENT INFORMATION

     Segment information for December 31, 1996 and 1995 is as follows:

                                                            Medical        Woven
                                                           equipment       fabric
                                            Oil and gas    financing     converting     Corporate    Consolidated
                     1996                   -----------    ---------     ----------     ---------    ------------
                     ----
       Sales to unaffiliated customers        $49,141      $            $2,848,778     $      80     $2,897,999
       Operating profit (loss)                 91,067                     (433,912)     (377,826)       (720,671)
       Identifiable assets                     90,251                    1,224,101        14,580       1,328,932

                     1995
                     ----
       Sales to unaffiliated customers        $40,432       $36,750     $1,058,386     $   3,492      $1,139,060
       Operating profit (loss)                 14,115        36,750       (305,247)     (326,668)       (581,050)
       Identifiable assets                     41,508           480      1,631,554        16,296       1,699,838

Item 8.     CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
            ACT.

      The following table sets forth information concerning each of the directors and executive officers of the Company:

Names                         Age         Position
-----                         ---         --------
Robert A. Levinson            71          Chairman of the Board,
                                          President and Secretary
John McConnaughy              67          Director
Peter Sprague                 57          Director
Rudolph E. Bremser            65          Treasurer

      Robert A. Levinson has been the Chairman of the Board, President and Secretary of the Company since June 1989. From 1979 until May 1, 1995, Mr. Levinson was the Chairman of the Board of Directors of Andrex Industries Corp., a company engaged in textile manufacturing and processing. Mr. Levinson is a member of the Advisory Board of The National Dance Institute and The Harlem School of the Arts, is Vice Chairman of the Board of Directors of The National Committee of U.S.-China Relations Inc. and is a director of Belding Hemingway Corp.

     John McConnaughy has been a director of the Company since June 1989. Mr. McConnaughy is Chairman and Chief Executive Officer of JEMC Corporation, a company engaged in exploring investment opportunities. From 1981 until his retirement in 1992, Mr. McConnaughy was the Chairman of the Board and Chief Executive Officer of GEO International Corporation, a company engaged in screen printing and oil services. Mr. McConnaughy also served as President of GEO International Corporation from 1985 until his retirement in 1992. Mr. McConnaughy serves as a director of Riddell Sports, Inc., Mego Corporation, Transact International, Inc., DeVlieg-Bullard, Inc. and Wave Systems Corp.

     Peter Sprague has been a director of the Company since June 1989. Since 1988, Mr. Sprague has been the Chairman of the Board and Chief Executive Officer of Wave Systems Corp. (formerly known as Cryptologics International, Inc.), a company involved in data communication. From 1965 until May 1995, Mr. Sprague served as the Chairman of the Board of National Semiconductor Corporation, a manufacturer of linear, digital logic and interface integrated circuits, and hybrid devices. Mr. Sprague serves as a director of Software Professionals, Inc.

      Rudolph E. Bremser has served as the Company's Treasurer since December 1986. From September 1985 to December 1986, Mr. Bremser was an independent international financial and tax consultant. From 1980 to 1985, Mr. Bremser was a Senior Financial Representative of Chevron Overseas Petroleum, Inc.

      There are no arrangements or understandings pursuant to which any person has been elected as a director or executive officer of the Company. Directors are elected annually by the stockholders and hold office until the next annual meeting of stockholders and until their respective successors are elected and qualified. Executive officers are elected by the Board of Directors and hold office until their respective successors are elected and qualified. There is no family relationship among any directors or executive officers of the Company.

      The Company believes that, for the year ended December 31, 1996, all filing requirements of Section 16(a) of the Securities Exchange Act of 1934 applicable to its officers, directors and greater than 10% beneficial owners were complied with.

      Certain Legal Proceedings.

      On October 25, 1993, GEO International Corporation, a corporation in which Mr. McConnaughy served as a director and executive officer, filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

Item 10.  EXECUTIVE COMPENSATION.

      The following table summarizes all compensation awarded to, earned by, or paid to the President of the Company for services rendered in all capacities to the Company for each of the Company's last three fiscal years. No other executive officer of the Company received total salary and bonus in excess of $100,000 during any of the last three fiscal years.

Summary Compensation Table

                                    Annual              Long-Term
                                   Compensation         Compensation Awards
                             ------------------------   ------------------------
                                               Other
                                               Annual   Securities
Name and                                       Compen-  Underlying    All Other
Principal                    Salary    Bonus   sation     Options   Compensation
Position             Year     ($)       ($)     ($)         (#)          ($)
                     ----    ------    -----   ------   ----------  ------------

Robert A. Levinson   1996   $25,000    - 0 -     N/A        N/A          N/A
 Chairman and        1995   $25,000    - 0 -     N/A      150,000        N/A
 President           1994   $25,000    - 0 -     N/A        N/A          N/A

Aggregated Option Exercises in Last Fiscal
Year and Fiscal Year End Option Value Table(1)

                                             Number of
                                             Securities        Value of
                                             Underlying        Unexercised
                                             Unexercised       in-the-Money
                                             Options           Options
                      Shares                 at Fiscal         at Fiscal
                     Acquired                Year-End(#)       Year-End($)
                       on         Value      -------------     -------------
                     Exercise    Realized    Exercisable/      Exercisable/
Name                   (#)           ($)     Unexercisable     Unexercisable
----                 --------     --------   -------------     -------------

Robert A. Levinson     N/A         N/A       87,500/100,000      N/A(1)

------------------------------
1  At December 31, 1996, none of the options was in-the-money.

Compensation of Directors

      Directors who are not salaried employees of the Company receive an annual fee of $2,500 and an annual grant (in January) of options to purchase the number of shares of Common Stock derived by dividing $1,500 by the fair market value of a share of Common Stock on the date of grant. In 1996, the non-employee directors were granted 6,000 options to purchase shares of Common Stock at an exercise price of $0.50 per share.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT.

      The following table sets forth certain information as of March 21, 1997 with respect to the number of shares of the Common Stock beneficially owned by
(i) each person known to the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each of the directors of the Company, and
(iii) all of the directors and executive officers of the Company as a group. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder. A person is deemed to beneficially own a security if he has or shares the power to vote or dispose of the security or has the right to acquire it within 60 days.

                                   Amount and Nature
                                      of Beneficial          Percent of
Name and Address                        Ownership               Class
----------------                   ------------------        -----------

Robert A. Levinson                      253,175(1)               13.9%
     1071 Avenue of the Americas
     New York, NY 10018

Rosenman & Colin LLP                    122,250                   7.1%
      575 Madison Avenue
      New York, NY 10022

John McConnaughy                         21,441(2)                1.2%
     1011 High Ridge Road
     Stamford, CT 06905

Peter Sprague                            21,041(2)                1.2%
     540 Madison Avenue
     New York, NY 10022

Rudolph Bremser                           6,650(3)                  *
     2213 Heritage Circle
     Southbury, CT 06488

All directors and executive             302,307(4)               16.4%
  officers as a group (4 persons)

-------------------------

 *   Less than 1% of class.

(1) Includes 87,500 shares of Common Stock subject to currently exercisable options.

(2) Includes 11,466 shares of Common Stock subject to currently exercisable options.

(3) Includes 5,000 shares of Common Stock subject to currently exercisable options.

(4) Includes 115,432 shares of Common Stock subject to currently exercisable options.

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      On May 30, 1995, the Company purchased the Looms Divisions from Andrex for a purchase price of $1,414,000. Robert A. Levinson, Chairman of the Board of Directors and Chief Executive Officer of the Company, personally guaranteed the Company's obligations under the promissory note evidencing the purchase price paid. Although Mr. Levinson was formerly the Chief Executive Officer and a director of Andrex, and the President of Andrex was formerly a director of the Company, the Company believes that the terms of the agreement relating to the acquisition of the Looms Division were negotiated on an arm's length basis and were at lease as favorable to the Company as could have been obtained from an unaffiliated third party.

      In connection with the debt payment which the Company was required to make in 1996 relating to the purchase of inventory, Mr. Levinson made a loan to the Company on May 1, 1996 for $370,000 which bears interest at the rate of 6% per annum. No repayment date has yet been set for such loan.

      As of March 21, 1997 Rosenman & Colin LLP ("Rosenman") beneficially owned 122,250 shares, or approximately 7.1%, of the Company's Common Stock (the "Shares"). The Shares were issued by the Company to Rosenman in lieu of cash and in exchange for legal services provided by Rosenman to the Company. The Company issued 50,000 of the Shares to Rosenman in 1996 for legal services provided by Rosenman to the Company in 1996.

Item 13.    EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)   (1)   Financial Statements:

      The following Financial Statements of the Company are included in Part II,
Item 7 of this report.

      Report of the Independent Auditors

      Balance Sheet at December 31, 1996

      Statements of Operations for the Years
        Ended December 31, 1996 and 1995

      Statement of Stockholders' Equity for
        the Years Ended December 31, 1996
        and 1995

      Statements of Cash Flows for the Years
        Ended December 31, 1996 and 1995

      Notes to Financial Statements

  (a) (2)   Exhibits:

      The following exhibits are included in this report:

 Exhibit                           Description
 -------   ---------------------------------------------------------------------

   2.1 Asset Purchase Agreement, dated as of May 1, 1995, between the Company and Andrex Industries Corp., incorporated herein by reference to the Company Current Report on Form 8-K filed on June 12, 1995.

   3.1 Certificate of Incorporation filed August 17, 1967, incorporated herein by reference to the Company's Registration Statement on Form 8-B filed on November 27, 1967.

   3.2 Amendment to Certificate of Incorporation filed August 17, 1972, incorporated herein by reference to the Company's Current Report on Form 8-K for the month of August 1972.

   3.3 Amendment to Certificate of Incorporation filed December 17, 1984, incorporated herein by reference to the Company's Form N-2 Amendment No. 2 filed on April 3, 1987.

   3.4 Amendment to Certificate of Incorporation filed September 8, 1995, incorporated herein by reference to the Company's Current Report on Form 8-K filed on September 12, 1995.

   3.5 By-Laws as amended, incorporated herein by reference to the Company's Form N-2 Amendment No. 4 filed on May 2, 1989.

    4      Specimen form of the Company's Common Stock certificate.

  10.1+ 1992 Stock Option Plan, incorporated herein by reference to the Company's Form 10-K filed on March 30, 1993.

   10.2 Occupancy and Use Agreement, dated as of May 1, 1995, between the Company and Andrex Industries Corp., incorporated herein by reference to the Company's Current Report on Form 8-K filed on June 12, 1995.

   10.3 Factoring Agreement, dated June 1, 1995, between the Company and NationsBanc Commercial Corporation, incorporated herein by reference to the Company's Form 10-QSB filed on August 18, 1995.

   10.4 Amendment, dated August 14, 1996, effective September 1, 1996, to the Factoring Agreement between Levcor International, Inc. and NationsBanc Commercial Corporation dated June 1, 1995.

    27 Financial Data Schedule (Article 5) included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the Company's balance sheets and statements of operations dated as of and for the year ended December 31, 1996, and is qualified in its entirety by reference to such financial statements.

--------------------
+  Compensatory plan or arrangement required to be filed as an exhibit hereto.

(b)   Reports on Form 8-K:

      None

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVCOR INTERNATIONAL, INC.

By /s/ Robert A. Levinson                                  March 24, 1997
  ------------------------------
   Robert A. Levinson
   Chairman of the Board,
   President and Secretary

By /s/ Rudolph E. Bremser                                  March 24, 1997
  ------------------------------
   Rudolph E. Bremser
   Treasurer (Chief Financial
   and Accounting Officer)

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert A. Levinson        Chairman of the Board;       March 24, 1997
--------------------------    President; Secretary;
Robert A. Levinson            Director

/s/ John McConnaughy          Director                     March 24, 1997
--------------------------
John McConnaughy

/s/ Peter Sprague             Director                     March 24, 1997
--------------------------
Peter Sprague

                                                                      Exhibit 27

                             Financial Data Schedule

     This schedule contains summary financial information extracted from the Company's financial statements included in the Company's Form 10-KSB for the year ended December 31, 1996, and is qualified in its entirety by reference to such financial statements.

Period Type                              Year
Fiscal Year End                          December 31
Period Start                             January 1, 1996
Period End                               December 31, 1996
Cash                                     4,904
Securities                               0
Receivables                              352,317
Allowances                               0
Inventory                                876,320
Current Assets                           1,243,117
PP&E                                     927,574
Depreciation                             841,759
Total Assets                             1,328,932
Current Liabilities                      1,042,905
Bonds                                    1,218,400
Preferred Mandatory                      0
Preferred                                0
Common                                   964,394
Other                                    (1,896,767)
Total Liability and Equity               1,328,932
Sales                                    2,897,999
Total Revenues                           75,572
CGS                                      2,822,427
Total Costs                              3,618,670
Other Expenses                           0
Loss Provision                           0
Interest Expense                         125,015
Income Pretax                            (720,671)
Income Tax                               0
Income Continuing                        (720,671)
Discontinued                             0
Extraordinary                            0
Changes                                  0
Net Income                               (720,671)
EPS - Primary                            (0.42)
EPS - Diluted                            (0.42)