Form 10KSB/A
period 1996-12-31
LEVCOR INTERNATIONAL INC
filed 1997-05-06
CIK 76094

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A


|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the fiscal year ended December 31, 1996


|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from _________ to __________


                         Commission file number 811-3584


                           LEVCOR INTERNATIONAL, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer In Its Charter)

             Delaware                                      06-0842701
---------------------------------------   --------------------------------------
  (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporated or Organization)                       Identification Number)

1071 Avenue of the Americas, New York, New York          10018
-----------------------------------------------       -------------
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

Yes  |X|    No   |_|

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|


      Issuer's revenues for the fiscal year ended December 31, 1996: $2,897,999


      As of March 21, 1997, 1,733,499 shares of Common Stock of the issuer were outstanding and the aggregate market value of the voting common stock held by non-affiliates, computed by reference to the sale price of the Common Stock as of March 21, 1997, was approximately $178,047.

      Transitional Small Business Disclosure Format:  Yes |_|     No  |X|

      Documents incorporated by reference: None

EXPLANATORY NOTE

      The purpose of this amendment is to file Exhibit 27, a Financial Data Schedule for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes (the "Schedule"), as a separate electronic document to the Registrant's Form 10-KSB for the year ended December 31, 1996 (the "Form 10- KSB"). The Schedule, which was already filed as a part of the Form 10-KSB on March 31, 1997, was not filed at such time as a separate electronic document to the Form 10-KSB. The information contained in the Schedule filed with this amendment is identical in all respects to the information contained in the Schedule filed as a part of the Form 10-KSB.

      The Schedule contains summary financial information extracted from the Registrant's balance sheets and statements of operations dated as of and for the year ended December 31, 1996, and is qualified in its entirety by reference to such financial statements.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this amendment on Form 10-KSB/A to its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LEVCOR INTERNATIONAL, INC.


                                          By /s/ Rudolph E. Bremser
                                             ----------------------------------
                                             Rudolph E. Bremser
                                             Treasurer (Chief Financial
                                              and Accounting Officer)