Form 10QSB
period 1997-03-31
LEVCOR INTERNATIONAL INC
filed 1997-05-15
CIK 76094

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|x| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended 3/31/97
                               -------

| | Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to ______________

Commission file number 811-3584
                       --------

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

Yes      X              No
    -----------            -----------

      As of May 12, 1997, 1,733,499 shares of the issuer's common stock, par value $.56 per share, were outstanding.

      Transitional Small Business Disclosure Format(check one): Yes     No X
                                                                   ----   ----

                           LEVCOR INTERNATIONAL, INC.

                                      INDEX

Part I.  FINANCIAL INFORMATION                                          Page No.

     Item 1.  Financial Statements
                  Balance Sheet as of March 31, 1997 (Unaudited)           1

                  Statements of Operations and Deficit for the
                  Three Months Ended March 31, 1997 and
                  March 31, 1996 (Unaudited)                               2

                  Statements of Cash Flows for the
                  Three Months Ended March 31, 1997 and
                  March 31, 1996 (Unaudited)                               3

                  Notes to Financial Statements (Unaudited)                4

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operation               5,6

Part II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on  Form 8-K                            7

     Signatures                                                            8

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           LEVCOR INTERNATIONAL, INC.
                                  BALANCE SHEET
                                 March 31, 1997

                                   (Unaudited)
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                       $    22,319
    Accounts receivable                                                   2,359
    Due from factor                                                     142,835
    Inventories                                                         788,322
    Prepaid expenses                                                      2,634
                                                                    -----------
             Total current assets                                       958,469
OIL AND GAS PROPERTIES - AT COST (using full cost method),
    net of accumulated depletion of $ 860,815
                                                                         82,521

                                                                    $ 1,040,990
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                           $   459,691
    Current maturities of long-term debt                                282,800
                                                                    -----------
             Total current liabilities                                  742,941

LONG TERM DEBT, less current maturities                                 848,400

DUE TO OFFICER                                                          370,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY(DEFICIENCY)
    Common stock, par value $.56 per share;
    authorized 15,000,000 shares, outstanding
    1,733,499 shares                                                    969,994
    Capital in excess of par value                                    5,002,966
    Accumulated deficit                                              (6,892,861)
                                                                    -----------
                                                                       (919,901)
                                                                    -----------
                                                                    $ 1,040,990
                                                                    ===========

        The accompanying notes are an integral part of these statements.

                           LEVCOR INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

For the Three Months Ended March 31,                        1997        1996
Revenue:
    Looms Division sales                                   814,713    1,060,226
    Less: cost of sales                                    644,765      899,400
                                                        ----------   ----------

           Gross profit                                    169,948      160,826

    Oil and gas sales                                       13,079       11,674
    Less: cost of sales                                     12,381       13,464
                                                        ----------   ----------

           Gross profit / (loss)                               698       (1,790)

                                                        ----------   ----------
                                                           170,646      159,036
Expenses:
    Selling expenses: Looms Division
        Salaries, benefits and payroll taxes                19,820       50,058
        Commissions                                         10,607       56,221
        Other selling expenses                              21,434        2,821
                                                        ----------   ----------
                                                            51,861      109,100
    General and administrative expense
        Salaries, benefits and payroll taxes                13,527       21,224
        Accounting and administrative fees                  14,648       14,227
        Audit fees                                           8,000       20,000
        Directors' fees and expenses                         1,250        1,250
        Factor's fees                                       12,783        7,335
        Insurance                                            3,600        5,242
        Interest expense                                    47,941       29,370
        Legal fees                                           2,500        4,500
        Transfer agent fees                                  1,050        4,150
        Other business taxes                                 2,834        1,968
        Other expenses                                       3,180        4,628
                                                        ----------   ----------
             Total general and administrative expenses     111,313      113,894
                                                        ----------   ----------
             Total expense                                 163,174      222,994
                                                        ----------   ----------
             Net earnings / (loss)                           7,472      (63,958)
Accumulated deficit - beginning of year                 (6,900,333)  (6,179,662)
                                                        ----------   ----------
Accumulated deficit - end of quarter                    (6,892,861)  (6,243,620)
                                                        ==========   ==========
Average number of shares outstanding                     1,728,499    1,698,499
Net earnings / (loss) per common share                        --          ($.04)
                                                        ==========   ==========

        The accompanying notes are an integral part of these statements.

                           LEVCOR INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

For the Three Months Ended March 31,                           1997      1996

Cash flows from operating activities
    Net profit / (loss)                                     $  7,472  ($ 63,958)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
          Depletion and depreciation                           3,294      3,086
          Services paid in common stock                        5,000     25,000

          Changes in operating assets and liabilities,
            net of assets acquired
              Accounts receivable                              5,455     34,312
              Due from factor                                201,668   (271,394)
              Inventories                                     87,998    273,534
              Prepaid expenses                                 6,942     19,684
              Accounts payable and accrued expenses         (300,414)       408
                                                            --------  ---------

          Net cash provided by operating activities           17,415     20,672

Cash flows from financing activities
    Repayment of advances from shareholder                      --      (30,000)
                                                            --------  ---------

          Net cash provided by financing activities             --      (30,000)
                                                            --------  ---------

          NET INCREASE / (DECREASE) IN CASH
              AND CASH EQUIVALENTS                            17,415     (9,328)

     Cash and cash equivalents at beginning of year            4,904     26,296
                                                            --------  ---------

     Cash and cash equivalents at end of quarter            $ 22,319  $  16,968
                                                            ========  =========

     Supplemental disclosures of cash flow information:
          Cash paid during the quarter for
              Interest                                      $ 25,423  $  29,370

        The accompanying notes are an integral part of these statements.

                           LEVCOR INTERNATIONAL, INC.

         NOTES TO FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 1997

                                   (UNAUDITED)

NOTE 1. The accompanying financial statements of Levcor International, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

NOTE 2.  New Accounting Pronouncement

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The new standard eliminates primary and fully diluted earnings per common share and requires presentation of basic and if applicable diluted earnings per common share. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares such as stock options. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per common share in the financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations:

      Three months ended March 31, 1997 as compared to three months ended March 31, 1996.

      The Company's revenues for the three months ended March 31, 1997 were $170,646, an increase of $11,610, or 7%, from $159,036 for the same period in 1996. Such increase was attributed to (i) an increase of $9,122 in sales, less the cost of goods sold, from the Looms Division in the first quarter of 1997 compared to the same period in 1996, and (ii) an increase of $2,488 in sales, less the cost of goods sold from oil and gas operations in the first quarter of 1997 compared to the same period in 1996.

      The Company's expenses for the first quarter of 1997 were $163,174, a decrease of $59,820, or 27%, from $222,994 in the same period in 1996. Such decrease was due primarily to a decrease in selling expenses of the Looms Division in the first quarter of 1997 of $57,239, or 52%, compared to the same period in 1996, and, to a lesser extent, a decrease in general and administrative expenses in the first quarter of 1997 of $2,581, or 2%, compared to the same period in 1996.

      As a result of the foregoing, the Company reflected a net profit of $7,472 in the first three months of 1997 compared to a net loss of $63,958 for the same period in 1996.

Liquidity and Capital Resources

      The primary source of the Company's working capital during the first quarter of 1997 was derived from proceeds from the sale of woven fabrics produced by the Company's Looms Division and, to a lesser extent, proceeds from the sale of oil and gas from the Company's ownership interest in oil and gas wells. The Company's unrestricted cash and cash equivalents increased from $4,904 at December 31, 1996 to $22,319 at March 31, 1997.

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

      The Company continues to sustain substantial losses which have adversely affected the Company's liquidity. In addition, in connection with the purchase of the woven fabric inventory, the Company issued a promissory note to Andrex in May 1996, which bears interest at the rate of 6% per annum pursuant to which the Company, commencing on May 1, 1996, and continuing through May 1, 2000, is required to make five annual debt payments of approximately $283,000 to Andrex. In order to meet the $282,800 debt payment that was due on May 1, 1996, Robert
A. Levinson, the Chief Executive Officer of the Company, made a loan to the Company of $370,000 on such date at a rate of 6% per annum, for which no repayment date has yet been set, and has agreed to continue to personally support the Company's cash requirements to enable it to meet its current obligations through December 31, 1997. The Company also plans to continue to aggressively market and sell its woven fabric product. Although there can be no assurances that these measures will be successful, the Company believes that its current operations and the financial arrangements described above will provide sufficient liquidity to fund the Company's operations through the remainder of fiscal 1997.

Seasonality

      The Company's Looms Division business is seasonal and typically realizes higher revenues and operating income in the first and fourth calendar quarters which, considering the standard lead time required by the fashion industry to manufacture apparel, would correspond respectively to the autumn and spring retail selling seasons.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibit is included herein:

Exhibit 27 - Financial Data Schedule (Article 5), included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This schedule contains summary financial information extracted from the balance sheet and statements of operations and deficit as of and for the three months ended March 31, 1997 and is qualified in its entirety by reference to such financial statements.

(b) No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

                           LEVCOR INTERNATIONAL, INC.
                          -----------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date      May 12, 1997                              /s/ Robert A. Levinson
     ---------------------                          -------------------------
                                                        Robert A. Levinson
                                                        President


Date      May 12,1997                              /s/ Rudolph E. Bremser
     ---------------------                          -------------------------
                                                       Rudolph E. Bremser
                                                       Treasurer