Form 10QSB
period 1997-06-30
LEVCOR INTERNATIONAL INC
filed 1997-08-13
CIK 76094

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended 6/30/97

|_|   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to ______________

Commission file number 811-3584

                           Levcor International, Inc.
--------------------------------------------------------------------------------
        (Exact Name or Small Business Issuer as Specified in Its Charter)

           Delaware                                             06-0842701
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

Yes |X| No |_|

      As of July 31, 1997, 1,733,499 shares of the issuer's common stock, par value $.56 per share, were outstanding.

      Transitional Small Business Disclosure Format(check one): Yes |_| No |X|

                           LEVCOR INTERNATIONAL, INC.

                               TABLE OF CONTENTS

Part I.           FINANCIAL INFORMATION                              Page No.

      Item 1. Financial Statements
              Balance Sheet as of June 30, 1997 (Unaudited)             1

              Statements of Operations for the
              Six Months Ended June 30, 1997 and
              June 30, 1996 (Unaudited)                                 2

              Statements of Operations for the
              Three Months Ended June 30, 1997 and
              June 30, 1996 (Unaudited)                                 3

              Statements of Cash Flows for the
              Six Months Ended June 30, 1997 and
              June 30, 1996 (Unaudited)                                 4

              Notes to Financial Statements (Unaudited)                 5


      Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations             6

Part II.          OTHER INFORMATION

      Item 6.  Exhibits and Reports on From 8-K                         8

      Signatures                                                        8

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          LEVCOR INTERNATIONAL, INC.
                                 BALANCE SHEET
                                 June 30, 1997
                                  (Unaudited)

                                    ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                     $    17,197
      Accounts receivable                                                 4,144
      Due from factor                                                   142,505
      Inventories                                                       792,771
      Prepaid expenses                                                    4,474
                                                                    -----------
                  Total current assets                              $   961,091

OIL AND GAS PROPERTIES - AT COST (using
      full cost method), net of accumulated
      depletion of $864,912                                              78,424
                                                                    -----------

                                                                    $ 1,039,515
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued expenses                         $   551,530
      Current maturities of long-term debt                              282,800
                                                                    -----------

                  Total current liabilities                             834,330

LONG TERM DEBT, less current maturities                                 565,600

DUE TO OFFICER                                                          670,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY(DEFICIENCY)
      Common stock, par value $.56 per share;
      authorized 15,000,000 shares, outstanding
      1,733,499 shares                                                  969,994
      Capital in excess of par value                                  5,002,966
      Accumulated deficit                                            (7,003,375)
                                                                    -----------
                                                                     (1,030,415)
                                                                    -----------
                                                                    $ 1,039,515
                                                                    ===========

      The accompanying notes are an integral part of these statements.

                          LEVCOR INTERNATIONAL, INC.
                           STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

For the six months ended June 30,                        1997          1996
                                                      -----------   -----------
Revenue:
      Looms Division sales                            $ 1,201,573   $ 1,428,606
      Less: cost of sales                               1,003,781     1,237,958
                                                      -----------   -----------

            Gross profit                                  197,792       190,648

      Oil and gas sales                                    23,283        23,671
      Less: cost of sales                                  20,509        12,467
                                                      -----------   -----------

            Gross profit(loss)                              2,774        11,204

      Interest income and royalties                            --            80
                                                      -----------   -----------
                                    Total revenue         200,566       201,932
                                                      -----------   -----------

Expenses:
      Selling expenses: Looms Division
            Salaries, benefits and payroll taxes           41,545       112,029
            Commissions                                    20,454        85,580
            Other selling expenses                         34,014        14,138
                                                      -----------   -----------
                  Total selling expenses                   96,013       211,747

      General and administrative expense
            Salaries, benefits and payroll taxes           27,194        43,899
            Accounting and administrative fees             29,229        29,475
            Audit fees                                     16,000        21,000
            Directors' fees and expenses                    2,500         2,500
            Factor's fees                                  18,000        11,592
            Insurance                                       7,200        10,392
            Interest expense                               86,626        58,450
            Legal fees                                      9,229        10,066
            Transfer agent fees                             2,100         5,450
            Other business taxes                            2,843         2,663
            Other expenses                                  6,674         6,650
                                                      -----------   -----------
                  Total general and
                    administrative expenses               207,595       202,137
                  Total expenses                          303,608       413,884
                                                      -----------   -----------
                  Net (loss)                             (103,042)     (211,952)


Accumulated deficit - beginning of year                (6,900,333)   (6,179,662)
                                                      -----------   -----------
Accumulated deficit - end of quarter                  $(7,003,375)  $(6,391,614)
                                                      ===========   ===========
Average number of shares outstanding                    1,730,166     1,706,832
Net (loss) per common share                           $      (.06)  $      (.12)
                                                      ===========   ===========

        The accompanying notes are an integral part of these statements.

                           LEVCOR INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


For the three months ended June 30,                  1997          1996
                                                  -----------   -----------

Revenue:
      Looms Division sales                        $   386,860   $   368,380
      Less: cost of sales                             359,016       338,558
                                                  -----------   -----------

            Gross profit                               27,844        29,822

      Oil and gas sales                                10,204        11,997
      Less: cost of sales                               8,128          (997)
                                                  -----------   -----------

            Gross profit(loss)                          2,076        12,994

      Interest income and royalties                        --            80
                                                  -----------   -----------
                   Total revenue                       29,920        42,896
                                                  -----------   -----------

Expenses:
      Selling expenses: Looms Division
            Salaries, benefits and payroll taxes       21,725        61,971
            Commissions                                 9,847        29,359
            Other selling expenses                     12,580        11,317
                                                  -----------   -----------
                  Total selling expenses               44,152       102,647

      General and administrative expense
            Salaries, benefits and payroll taxes       13,667        22,675
            Accounting and administrative fees         14,581        15,248
            Audit fees                                  8,000         1,000
            Directors' fees and expenses                1,250         1,250
            Factor's fees                               5,217         4,257
            Insurance                                   3,600         5,150
            Interest expense                           38,685        29,080
            Legal fees                                  6,729         5,566
            Transfer agent fees                         1,050         1,300
            Other business taxes                            9           695
            Other expenses                              3,494         2,022
                                                  -----------   -----------
                  Total general and
                    administrative expenses            96,282        88,243

                  Total expenses                      140,434       190,890
                                                  -----------   -----------

                  Net (loss)                         (110,514)     (147,994)

Accumulated deficit - beginning of quarter         (6,892,861)   (6,243,620)
                                                  -----------   -----------

Accumulated deficit - end of quarter              $(7,003,375)  $(6,391,614)
                                                  ===========   ===========

Average number of shares outstanding                1,733,499     1,723,499

Net (loss) per common share                       $      (.06)  $      (.09)
                                                  ===========   ===========

        The accompanying notes are an integral part of these statements.

                           LEVCOR INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

For the six months ended June 30,                           1997        1996
                                                          ---------   ---------
Cash flows from operating activities
    Net (loss)                                            $(103,042)  $(211,952)
    Adjustments to reconcile (net loss) to net
      cash (used in) operating activities:
         Depletion and depreciation                           7,391       5,763
         Services paid in common stock                        5,000      25,000

         Changes in operating assets and liabilities,
          net of assets acquired
            Accounts receivable                               3,670      23,504
            Due from factor                                 201,998     (33,272)
            Prepaid expenses                                  5,102      20,639
            Accounts payable and accrued expenses          (208,575)   (162,245)
                                                          ---------   ---------
         Net cash (used in) operating activities             (4,907)    (76,428)

Cash flows from financing activities
    Advances from shareholder                               300,000     340,000

    Payment of long term debt                              (282,800)   (282,800)
                                                          ---------   ---------

         Net cash provided by financing activities           17,200      57,200
                                                          ---------   ---------

         NET INCREASE (DECREASE) IN CASH
             AND CASH EQUIVALENTS                            12,293     (19,228)

    Cash and cash equivalents at beginning of year            4,904      26,296
                                                          ---------   ---------

    Cash and cash equivalents at end of quarter           $  17,197   $   7,068
                                                          =========   =========

    Supplemental disclosures of cash flow information:
         Cash paid during the year for
             Interest                                     $  86,626   $  58,450

        The accompanying notes are an integral part of these statements.

                          LEVCOR INTERNATIONAL, INC.

          NOTES TO FINANCIAL STATEMENTS SIX MONTHS ENDED JUNE 30,1997

                                  (UNAUDITED)

NOTE 1. The accompanying financial statements of Levcor International, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

      Six months ended June 30, 1997 as compared to six months ended June 30, 1996.

      The Company's revenues for the six months ended June 30, 1997 were $200,566 a decrease of $1,366, or less than 1%, from $201,932 for the same period in 1996. Such decrease was attributable to the net of (i) an increase of $7,144 in sales, less the cost of goods sold, from the Looms Division in the first six months of 1997 compared to the same period in 1996, and (ii) a decrease of $8,430 in sales, less the cost of goods sold, from oil and gas operations in the first six months of 1997 compared to the same period in 1996.

      The Company's expenses for the first six months of 1997 were $303,608, a decrease of $110,276, or 27%, from $413,884 in the same period in 1996. Such decrease was due to a decrease in selling expenses of the Looms Division in the first six months of 1997 of $115,734, or 55%, compared to the same period in 1996, which was partially offset by an increase in general and administrative expenses in the first six months of 1997 of $5,458, or 3%, compared to the same period in 1996.

      As a result of the foregoing, the Company incurred a net loss of $103,042 in the first six months of 1997, a decrease of $108,910 or 51%, from $211,952 for the same period in 1996.

      Three months ended June 30, 1997 as compared to three months ended June 30, 1996.

      The Company's revenues for the three months ended June 30, 1997 were $29,920, a decrease of $12,976, or 30%, from $42,896 for the same period in 1996. Such decrease was attributable to (i) a decrease of $1,978 in sales, less the cost of goods sold, from the Looms Division in the second quarter of 1997 compared to the same period in 1996, and (ii) a decrease of $10,918 in sales, less the cost of goods sold, from oil and gas operations in the second quarter of 1997 compared to the same period in 1996.

      The Company's expenses for the second quarter of 1997 were $140,434, a decrease of $50,456, or 26%, from $190,890 in the same period in 1996. Such decrease was due primarily to a decrease in selling expenses of the Looms Division in the second quarter of 1997 of $58,495, or 57%, as compared to the same period in 1996, partially offset by an increase in general and administrative expenses in the second quarter of 1997 of $8,039, or 9%, compared to the same period in 1996.

      As a result of the foregoing, the Company incurred a net loss of $110,514 in the second quarter of 1997, a decrease of $37,480 or 25%, from $147,994 for the same period in 1996.

Liquidity and Capital Resources

    The primary source of the Company's working capital during the first six months of 1997 was derived from proceeds from the sale of woven fabrics produced by the Company's Looms Division and, to a lesser extent, proceeds from the sale of oil and gas from the Company's ownership interest in oil and gas wells. The Company's unrestricted cash and cash equivalents increased from $4,904 at December 31, 1996 to $17,197 at June 30, 1997.

    In connection with the operation of the Looms Division, the Company entered into a Factoring Agreement with NationsBanc Commercial Corporation ("NationsBanc") as of June 1, 1995 (the "Factoring Agreement") which was subsequently amended effective September 1, 1996 and January 1, 1997. Pursuant to the terms of the Factoring Agreement, the Company has agreed to assign to NationsBanc its interest in all receivables derived from the sale of the woven fabrics produced by the Looms Division, and may request from NationsBanc advances of up to 95% of the net purchase price of such receivables, upon which the Company would pay interest of 1% above NationsBanc's prime rate. The amended Factoring Agreement has an initial expiration date of September 1, 1998 but is automatically renewed for two-year periods thereafter unless terminated on the initial expiration date (or any anniversary thereof) by either party giving not less than sixty days prior written notice.

    The Company continues to sustain substantial losses which have adversely affected the Company's liquidity. In addition, in connection with the purchase of the woven fabric inventory, the Company is obligated to make annual debt payments of approximately $283,000 to Andrex through 2000 pursuant to a promissory note issued by the Company to Andrex, which note bears interest at the rate of 6% per annum. In order to meet the $282,800 debt payments due on May 1, 1996 and 1997, Robert A. Levinson, the Chief Executive Officer of the Company, made loans to the Company on such dates of $370,000 and $300,000, respectively, at an interest rate of 6% per annum, for which no repayment date has yet been set. Mr. Levinson has agreed to continue to personally support the Company's cash requirements to enable it to meet its current obligations through December 31, 1997. The Company also plans to continue to aggressively market and sell its woven fabric product. Although there can be no assurances that these measures will be successful, the Company believes that its current operations and the financial arrangements described above will provide sufficient liquidity to fund the Company's operations through the remainder of 1997.

Seasonality

    The Company's Looms Division business is seasonal and experiences typically higher revenues and operating income in the first and fourth calendar quarter which, considering the standard lead time required by the fashion industry to manufacture apparel, would correspond respectively to the autumn and spring retail selling seasons.

                             PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8 - K.

      (a)   The following exhibit is included herein:

            Exhibit 27 - Financial Data Schedule (Article 5), included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the balance sheets and statements of operations and deficit as of and for the six months ended June 30, 1997 and incorporated in its entirety by reference to such financial statements.

      (b) No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                     SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          LEVCOR INTERNATIONAL, INC.


Date     August 12, 1997                  /s/ Robert A. Levinson
                                          ---------------------------------
                                          Robert A. Levinson
                                          President


Date     August 12, 1997                  /s/ Rudolph E. Bremser
                                          ---------------------------------
                                          Rudolph E. Bremser
                                          Treasurer