Form 10QSB
period 1997-09-30
LEVCOR INTERNATIONAL INC
filed 1997-11-14
CIK 76094

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                             FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended 9/30/97

|_|   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to ___________

Commission file number 811-3584

                           Levcor International, Inc.
        -----------------------------------------------------------------
        (Exact Name or Small Business Issuer as Specified in Its Charter)

             Delaware                                       06-0842701
---------------------------------                      --------------------
 (State or Other Jurisdiction of                         (I.R.S. Employer
  Incorporation or Organization)                        Identification No.)

                 1071 Avenue of the Americas, New York, NY 10018
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (203) 264-7428
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         (Former name, Former Address and Former Fiscal year, if Changes
         ---------------------------------------------------------------
                               Since Last Report)

      Check whether the issuer; (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

      As of October 31, 1997, 1,733,499 shares of the issuer's common stock, par value $.56 per share, were outstanding.

      Transitional Small Business Disclosure Format(check one): Yes |_| No |X|

                          LEVCOR INTERNATIONAL, INC.

                               TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION                                           Page No.

      Item 1.  Financial Statements
              Balance Sheet as of September 30, 1997 (Unaudited)              1

              Statements of Operations for the
              Nine Months Ended September 30, 1997 and
              September 30, 1996 (Unaudited)                                  2

              Statements of Operations for the
              Three Months Ended September 30, 1997 and
              September 30, 1996 (Unaudited)                                  3

              Statements of Cash Flows for the
              Nine Months Ended September 30, 1997 and
              September 30, 1996 (Unaudited)                                  4

              Notes to Financial Statements (Unaudited)                       5

      Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operation                    6

Part II. OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                               8

      Signatures                                                              8

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          LEVCOR INTERNATIONAL, INC.
                                 BALANCE SHEET
                              September 30, 1997
                                  (Unaudited)

                                    ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                     $    19,685
      Accounts receivable                                                 7,197
      Due from factor                                                   213,174
      Inventories                                                       792,285
      Prepaid expenses                                                    3,508
                                                                    -----------
                  Total current assets                              $ 1,035,849

OIL AND GAS PROPERTIES - AT COST (using
      full cost method), net of accumulated
      depletion of $867,576                                              75,760
                                                                    -----------

                                                                    $ 1,111,609
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued expenses                         $   775,915
      Current maturities of long-term debt                              282,800
                                                                    -----------

                  Total current liabilities                         $ 1,058,715

LONG TERM DEBT, less current maturities                                 565,600

DUE TO OFFICER                                                          670,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY(DEFICIENCY)
      Common stock, par value $.56 per share;
      authorized 15,000,000 shares, outstanding
      1,733,499 shares                                                  969,994
      Capital in excess of par value                                  5,002,966
      Accumulated deficit                                            (7,155,666)
                                                                    -----------
                                                                     (1,182,706)
                                                                    -----------
                                                                    $ 1,111,609
                                                                    ===========
       The accompanying notes are an integral part of these statements.

                          LEVCOR INTERNATIONAL, INC.

                           STATEMENTS OF OPERATIONS

                                 (UNAUDITED)


For the nine months ended September 30,                   1997          1996
Revenue:
      Looms Division sales                            $ 1,587,513   $ 2,017,770
      Less: cost of sales                               1,404,765     1,917,584
                                                      -----------   -----------

            Gross profit                                  182,748       100,186

      Oil and gas sales                                    32,362        37,074
      Less: cost of sales                                  28,308        22,700
                                                      -----------   -----------

            Gross profit                                    4,054        14,374

      Interest income and royalties                            --            80
                                                      -----------   -----------
                  Total revenue                           186,802       114,640
                                                      -----------   -----------
Expenses:
      Selling expenses: Looms Division
            Salaries, benefits and payroll taxes           63,563       171,578
            Commissions                                    32,315       114,312
            Other selling expenses                         70,670        34,372
                                                      -----------   -----------
                  Total selling expenses                  166,548       320,262

      General and administrative expense
            Salaries, benefits and payroll taxes           40,985        55,966
            Accounting and administrative fees             43,606        44,147
            Audit fees                                     16,000        21,000
            Directors' fees and expenses                    3,750         3,750
            Factor's fees                                  19,179        16,909
            Insurance                                       9,724        12,769
            Interest expense                              114,263        82,921
            Legal fees                                     11,729        19,428
            Transfer agent fees                             3,150         6,508
            Other business taxes                            2,949         3,459
            Other expenses                                 10,252         9,903
                                                      -----------   -----------
                  Total general and
                    administrative expenses               275,587       276,760
                  Total expenses                          442,135       597,022
                                                      -----------   -----------
                  Net (loss)                             (255,333)     (482,382)
Accumulated deficit - beginning of year                (6,900,333)   (6,179,662)
                                                      -----------   -----------
Accumulated deficit - end of quarter                  $(7,155,666)  $(6,662,044)
                                                      ===========   ===========
Average number of shares outstanding                    1,730,999     1,710,999
Net (loss) per common share                           $     (0.15)  $     (0.28)
                                                      ===========   ===========

       The accompanying notes are an integral part of these statements.

                          LEVCOR INTERNATIONAL, INC.
                           STATEMENTS OF OPERATIONS

                                 (UNAUDITED)

For the three months ended September 30,                 1997          1996
Revenue:
      Looms Division sales                            $   385,940   $   589,164
      Less: cost of sales                                 400,984       679,626
                                                      -----------   -----------

            Gross loss                                    (15,044)      (90,462)

      Oil and gas sales                                     9,079        13,403
      Less: cost of sales                                   7,799        10,233
                                                      -----------   -----------

            Gross profit                                    1,280         3,170

                  Total revenue                           (13,764)      (87,292)
                                                      -----------   -----------
Expenses:
      Selling expenses: Looms Division
            Salaries, benefits and payroll taxes           22,018        59,549
            Commissions                                    11,861        28,732
            Other selling expenses                         36,656        20,234
                                                      -----------   -----------
                  Total selling expenses                   70,535       108,515

      General and administrative expense
            Salaries, benefits and payroll taxes           13,791        12,067
            Accounting and administrative fees             14,377        14,672
            Directors' fees and expenses                    1,250         1,250
            Factor's fees                                   1,179         5,317
            Insurance                                       2,524         2,377
            Interest expense                               27,637        24,471
            Legal fees                                      2,500         9,362
            Transfer agent fees                             1,050         1,058
            Other business taxes                              106           796
            Other expenses                                  3,578         3,253
                                                      -----------   -----------
                  Total general and
                    administrative expenses                67,992        74,623
                  Total expenses                          138,527       183,138
                                                      -----------   -----------
                  Net (loss)                             (152,291)     (270,430)
Accumulated deficit - beginning of quarter             (7,003,375)   (6,391,614)
                                                      -----------   -----------
Accumulated deficit - end of quarter                  $(7,155,666)  $(6,662,044)
                                                      ===========   ===========
Average number of shares outstanding                    1,733,499     1,723,499
Net (loss) per common share                           $      (.09)  $      (.16)
                                                      ===========   ===========

       The accompanying notes are an integral part of these statements.

                          LEVCOR INTERNATIONAL, INC.

                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

For the nine months ended Sept. 30,                          1997        1996

Cash flows from operating activities
    Net (loss)                                            $(255,333)  $(482,382)
    Adjustments to reconcile (net loss) to net
      cash (used in) operating activities:
         Depletion and depreciation                          10,055       5,783
         Services paid in common stock                        5,000      25,000

         Changes in operating assets and liabilities,
          net of assets acquired
            Accounts receivable                                 617      (2,508)
            Due from factor                                 131,329     (56,698)
            Inventories                                      84,035     361,894
            Prepaid expenses                                  6,068      15,563
            Accounts payable and accrued expenses            15,810      40,584
                                                          ---------   ---------

         Net cash (used in) operating activities             (2,419)    (92,764)


Cash flows from investing activities
    Proceeds on sale of property - net                           --      14,822
                                                          ---------   ---------
         Net cash provided by investing activities               --      14,822

Cash flows from financing activities
    Advances from shareholder                               300,000     (30,000)
    Payment of long term debt                              (282,800)     87,200
                                                          ---------   ---------
         Net cash provided by financing activities           17,200      57,200
                                                          ---------   ---------

         NET INCREASE/(DECREASE) IN CASH
            AND CASH EQUIVALENTS                             14,781     (20,742)

    Cash and cash equivalents at beginning of year            4,904      26,296
                                                          ---------   ---------

    Cash and cash equivalents at end of quarter           $  19,685   $   5,554
                                                          =========   =========

    Supplement disclosures of cash flow information:
         Cash paid during the year for
            Interest                                      $ 114,263   $  82,921


       The accompanying notes are an integral part of these statements.

                          LEVCOR INTERNATIONAL, INC.

      NOTES TO FINANCIAL STATEMENTS NINE  MONTHS ENDED SEPTEMBER 30, 1997

                                  (UNAUDITED)

NOTE 1.     The accompanying financial statements of Levcor International,
            Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operation:

      The following discussion should be read in conjunction with the Financial Statements of Levcor International, Inc. (the "Company") and the Notes thereto appearing elsewhere in this report.

Nine months ended September 30, 1997 as compared to nine months ended September 30, 1996.

      The Company's revenues for the nine months ended September 30, 1997 were $186,802 an increase of $72,162, or 63%, from $114,640 for the same period in 1996. Such decrease was attributable to the net of (i) an increase of $82,562 in sales, less the cost of goods sold, from the Looms Division in the first nine months of 1997 compared to the same period in 1996, and (ii) a decrease of $10,320 in sales, less the cost of goods sold, from oil and gas operations in the first nine months of 1997 compared to the same period in 1996.

      The Company's expenses for the first nine months of 1997 were $442,135, a decrease of $154,887, or 26%, from $597,022 for the same period in 1996. Such decrease was due primarily to a decrease in selling expenses of the Looms Division in the first nine months of 1997 of $153,714, or 48%, compared to the same period in 1996.

      As a result of the foregoing, the Company incurred a net loss of $255,333 in the first nine months of 1997, a decrease of $227,049, or 47%, from a net loss of $482,382 for the same period in 1996.

Three months ended September 30, 1997 as compared to three months ended September 30, 1996.

      The Company's revenues for the three months ended September 30, 1997 reflected a gross loss of $13,764, a decrease of $73,528, or 84%, from a gross loss of $87,292 for the same period in 1996. Such decrease was primarily attributable to a decrease in gross loss of $75,418 in sales, less the cost of goods sold, from the Looms Division in the third quarter of 1997 compared to the same period in 1996.

      The Company's expenses for the third quarter of 1997 were $138,527, a decrease of $44,611, or 24%, from $183,138 in the same period in 1996. Such decrease was due primarily to a decrease in selling expenses of the Looms Division in the third quarter of 1997 of $37,980, or 35%, as compared to the same period in 1996, and a decrease in general and administrative expenses in the third quarter of 1997 of $6,631, or 9%, compared to the same period in 1996.

      As a result of the foregoing, the Company incurred a net loss of $152,291 in the third quarter of 1997, a decrease of $118,139, or 44%, from a net loss of $270,430 for the same period in 1996.

Liquidity and Capital Resources

      The primary source of the Company's working capital during the first nine months of 1997 was derived from proceeds from the sale of woven fabrics produced by the Company's Looms Division and, to a lesser extent, proceeds from the sale of oil and gas from the Company's ownership interest in oil and gas wells. The Company's unrestricted cash and cash equivalents increased from $4,904 at December 31, 1996 to $19,685 at September 30, 1997.

      In connection with the operation of the Looms Division, the Company entered into a Factoring Agreement with NationsBanc Commercial Corporation ("NationsBanc") as of June 1, 1995 (the "Factoring Agreement") which was subsequently amended effective September 1, 1996 and January 1, 1997. Pursuant to the terms of the Factoring Agreement, the Company has agreed to assign to NationsBanc its interest in all receivables derived from the sale of the woven fabrics produced by the Looms Division and may request from NationsBanc advances up to 95% of the net purchase price of such receivables, upon which the Company would pay interest of 1% above NationsBanc's prime rate. The Factoring Agreement has an initial term expiration date of September 1, 1998 but is automatically renewed for two-year periods thereafter unless terminated on the initial term expiration date (or any anniversary thereof) by either party giving not less than sixty days prior written notice.

      The Company continues to sustain substantial losses which have adversely affected the Company's liquidity. In addition, in connection with the purchase of the Company's woven fabric inventory from Andrex Industries Corp. ("Andrex") in May, 1995, the Company is obligated to make annual debt payments of approximately $283,000 to Andrex through 2000 pursuant to a promissory note issued by the Company to Andrex, which note bears interest at the rate of 6% per annum. In order to meet the $282,800 debt payments due on May 1, 1996 and 1997, Robert A. Levinson, the Chief Executive Officer of the Company, made loans to the Company on such dates of $370,000 and $300,000, respectively, at an interest rate of 6% per annum, for which no repayment date has yet been set. Mr. Levinson has agreed to continue to personally support the Company's cash requirements to enable it to meet its current obligations through December 31, 1997. Although there can be no assurances that these measures will be successful, the Company believes that its current operations and the financial arrangements described above will provide sufficient liquidity to fund the Company's operations through the remainder of 1997.

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

                            PART II - OTHER INFORMATION


ITEM 6.     Exhibits and Reports on Form 8 - K.

      (a)   The following exhibit is included herein:

            Exhibit 27 - Financial Data Schedule (Article 5), included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the balance sheets and statements of operations and deficit as of and for the nine months ended September 30, 1997 and is qualified in its entirety by reference to such financial statements.

      (b) No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                    SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           LEVCOR INTERNATIONAL, INC.

Date    November 12, 1997                       /s/ Robert A. Levinson
                                               ------------------------------
                                               Robert A. Levinson
                                               President



Date     November 12, 1997                      /s/ Rudolph E. Bremser
                                               ------------------------------
                                               Rudolph E. Bremser
                                               Treasurer