Form 10KSB
period 1997-12-31
LEVCOR INTERNATIONAL INC
filed 1998-03-31
CIK 76094

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB




/x/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1997


/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________ to __________


                      Commission file number   811-3584
                                            --------------


                          LEVCOR INTERNATIONAL, INC.
       ---------------------------------------------------------------
              (Name of Small Business Issuer In Its Charter)

             Delaware                                06-0842701
  -------------------------------          --------------------------------
  (State or Other Jurisdiction of                 (I.R.S. Employer
  Incorporated or Organization)                   Identification Number)

1071 Avenue of the Americas, New York, New York        10018
-----------------------------------------------     -------------
  (Address of Principal Executive Offices)            (Zip Code)


Issuer's telephone number, including area code      (203) 264-7428
                                               -----------------------------

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

Yes  _X_    No _____

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

      Issuer's revenues for the fiscal year ended December 31, 1997:  $_________


      As of March 30, 1998, 1,743,499 shares of Common Stock of the issuer were outstanding and the aggregate market value of the voting common stock held by non-affiliates, computed by reference to the sale price of the Common Stock as of March 30, 1998, was approximately $2,506,165.

      Transitional Small Business Disclosure Format:  Yes _____   No _X_

      Documents incorporated by reference:  None

      Disclosure items omitted: Items 6, 7 and 13, and Exhibits 10.5 and 27, listed herein.

                                                        Table of Contents


                                                              PART I
                                                                                                                                Page

Item     1.       Description of Business......................................................................................... 1

Item     2.       Description of Property......................................................................................... 6

Item     3.       Legal Proceedings............................................................................................... 7

Item     4.       Submission of Matters to a Vote of Security Holders............................................................. 9


                                                             PART II


Item     5.       Market for Common Equity and Related
                  Stockholder Matters.............................................................................................10

Item     6.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.............................................................................11

Item     7.       Financial Statements and Supplementary Data.....................................................................12

Item     8.       Changes in, and Disagreements with, Accountants on
                  Accounting and Financial Disclosure.............................................................................28



                                                             PART III


Item 9.           Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the
                  Exchange Act....................................................................................................29

Item 10.          Executive Compensation..........................................................................................31

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management......................................................................................................32

Item 12.          Certain Relationships and Related Transactions..................................................................33

Item 13.          Exhibits, Lists and Reports on Form 8-K.........................................................................33

                  Signatures......................................................................................................37


                                    PART I


Item 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

         Levcor International, Inc. (the "Company"), was incorporated in 1964 under the laws of the Islands of Bermuda and was reorganized in 1967 under the laws of the State of Delaware. On September 7, 1995, by amendment to its Certificate of Incorporation, the Company changed its name from Pantepec International, Inc. to Levcor International, Inc. and effected a one-for-four reverse stock split of its common stock par value $0.56 per share (the "Common Stock").

         Since its incorporation, the Company has been engaged in the ownership of fractional interests in oil and gas wells and leases with respect thereto.

         In 1995, the Company acquired a woven fabric converting business that produces fabrics used in the production of apparel. This acquisition formed the basis of the Company's new line of business, the Looms
Division, which concentrates on converting cotton and cotton-blend fabrics for sale to domestic apparel manufacturers.

         On October 1, 1997, the Company formed the Paradox Division, which specializes in converting pure-synthetic-fiber fabrics for sale to domestic apparel manufacturers.


         With significantly reduced revenues from its oil and gas properties, a naturally diminishing asset, the operation of the Looms and Paradox Divisions (collectively, the "Woven Fabrics Division") now comprise the Company's primary business focus for the foreseeable future. It is anticipated that the Paradox Division line of business will substantially contribute to the Company's sales figures in 1998.


BUSINESS OF THE ISSUER

(A)      The Woven Fabrics Division

         The Company's current business activities in the woven fabrics industry consist of the business of the Woven Fabrics Division, which is engaged in converting textiles for sale to domestic apparel manufacturers. The converting process consists of (i) designing fabrics and commissioning textile mills to weave the greige fabric (i.e., undyed) according to the Company's specifications, and (ii) commissioning fabric finishers
(i.e., dye plants) to dye, print and finish the greige fabric again according to the Company's specifications. The Company contracts with commercial transporters to deliver greige fabric from textile mills to dyers, and to deliver finished fabric from dyers to apparel manufacturers. The Company places orders for the sale of finished fabrics through its sales personnel and independent commissioned contractors.

         The raw materials used by the Woven Fabrics Division to fabricate textiles are typically a combination or blend of two or more fibers, such as rayon, acetate, polyester, cotton and flax. The principal suppliers of the greige fabric (i.e., undyed) used by the Woven Fabrics Division are Kaltex America, Inc., JPS Converter and Industrial Corp., Duro Industries, Inc. and Imtex International Corp. The primary dyers in the conversion process used by the Woven Fabrics Division are Oxford Textiles, TextPrint, Inc., Brittany Dyeing and Finishing Co., Priority Finishing Corp. and Dorado Processing.

         In 1997, Banner Industries, Inc., a manufacturer of women's apparel, accounted for $387,744 (approximately 12%) of the Woven Fabrics Division's sales revenues, and Star City Sportswear, Inc., a manufacturer of women's apparel, accounted for $280,767 (approximately 8%) of the Woven Fabrics Division's sales revenues.

         In 1997, research and development expenses related to the Woven Fabrics Division, the costs of which were not passed on to the Company's customers, were approximately $16,000.


(B)  Ownership of Interests in Oil and Gas Wells

         The Company's current business activities in this industry segment consist of the ownership of fractional interests in oil and gas wells and leases with respect thereto. At December 31, 1997, the Company held fractional interests in four wells located in the United States. All of the Company's fractional interests in wells are owned pursuant to working interest ("WI") agreements. Such agreements provide that the Company is obligated to pay its proportionate share of the cost of developing and operating such wells and will be paid its proportionate share of any revenues derived from such wells only after all owners of royalty interests therein have been paid their proportionate share of any revenues derived from such wells. During 1997, the Company earned revenues and incurred production costs (exclusive of severance taxes) under the terms of such agreements of $43,123 and $19,518, respectively.
Other than one well for which the Company acts as titular operator, the Company is not directly involved in operating any of such wells or in the marketing and sale of any oil and/or gas derived therefrom. Such operations and marketing activities are conducted by third parties, who typically have substantial interests in the wells, pursuant to the terms of operating agreements which provide that such third-party operators, for a fee, are responsible for the development and operation of such wells and the marketing and sale of the resources derived therefrom.
During 1997, the Company's share of
the fees payable to well operators for services performed pursuant to the terms of such agreements was approximately $7,000.

         A description of the Company's significant oil and gas well holdings by geographic area, and the revenues earned and expenses incurred therefrom, is contained below.

Wehrenberg #26-1 Well, Sooner Trend Field,
Kingfisher County, Oklahoma

         In November 1988, the Company acquired a 70% WI in a well located in Oklahoma which, after payment of all royalty interests therein, earned a 56% net revenue interest ("NRI"). This interest was acquired in a public auction from the bankruptcy trustee of Schick Energy Corporation for $11,167. Although the Company is the titular operator of the well, the Company has retained Petroleum Management Professionals, Inc. of Oklahoma City, Oklahoma to perform all of its duties as operator of the well. From December 1, 1988, the effective date of the acquisition of the well, through December 31, 1997, the well produced 117,000 MCF and 13,700 BC (average daily production during 1997 was 31 MCF and 2 BC). Of such amounts, approximately 66,000 MCF and 7,670 BC (average daily production of 17 MCF and 1 BC during 1997) represented the Company's proportionate share of production from this well. During 1997, gross production revenues earned from the well's activities were $56,200, of which $31,500 were attributed to the Company, representing 73.0% of the Company's total revenues derived from oil and gas sales during such year. The total production costs (exclusive of severance taxes) estimated to have been incurred during 1997 in connection with such activities were $19,100, of which $13,300 were attributed to the Company.

J.F. Curry Nos. 1 and 2, Mollie Hasson #1-27, Alfalfa County,
Oklahoma, American Exploration Co., Operator

         In March 1989, the Company acquired a 22.2% WI in each of the J.F. Curry 1 and 2 wells and a 31.7% WI in the Mollie Hasson #1-27 well, which, after payment of all royalty interests therein, earned 19.4%, 19.4% and 23.8% NRI, respectively. These interests were acquired from Energetics, Inc. at a public auction for $14,000. From April 1, 1989, the effective date of the acquisition, until December 31, 1997, these wells produced 317,000 MCF and 19,000 BC (average daily production during 1997 was 68 MCF and 3 BC). Of such amounts, approximately 63,000 MCF and 3,940 BC (average daily production of 13 MCF and 1 BC during 1997) represented the Company's proportionate share of production from these wells. During 1997, gross production revenues earned from the activities of these wells were $59,000, of which $11,700 were attributed to the Company, representing 27% of the Company's total revenues derived from oil and gas sales during such year. The total production costs (exclusive of severance taxes) estimated to have been incurred during such year in connection with such activities were $22,300, of which $5,700 were attributed to the Company.

Maze Federal 32-35 and Powell Federal E-1, Campbell County and
Converse County, Wyoming - Various Operators

         On August 1, 1996, the Company sold its interest in the Maze Federal 32-35 Well (the "Maze Well") for $3,000, and on September 1, 1996 sold its interest in the Powell Federal E-1 Well (the "Powell Well") for $7,500. Each of the Maze Well and the Powell Well was sold at a price above book value.

         Through the date of its sale, the Maze Well had a WI of 12.5% and an NRI of 10.825%. Through the date of its sale, the Powell Well had a WI of 1.5625% and an NRI of 0.9791% for oil and 1.4687% for gas. From the effective date of the acquisition of the Maze Well and the Powell Well by the Company through August 31, 1996, such wells in the aggregate produced 1,024,000 MCF and 74,000 BC. Of such amounts, approximately 15,000 MCF and 1,900 BC represented the Company's proportionate share of production from these wells.

COMPETITION

         The textile conversion business is extremely competitive, particularly in light of existing trade laws that allow low-cost imported fabric and finished garments into the domestic apparel market. Within the domestic textile converting business, the Company competes on the basis of the price and uniqueness in styling of its fabrications.

         The exploration for and production of oil and gas are highly competitive operations, both within the oil and gas industry and with producers of other types of energy. The ability to exploit a discovery of oil or gas is dependent upon such considerations as the ability to finance development costs, the availability of equipment and engineering, and construction delays and difficulties. Competitive conditions may also be substantially affected by various forms of energy and trade legislation currently being considered. However, it is not possible to predict the nature of any such legislation which may ultimately be adopted, or the possible effects such legislation may have on the Company's future operations.

         In pursuing its business objectives, the Company must compete with companies having substantially greater financing and other resources.

SEASONALITY

         The Company's Looms Division business is seasonal, and typically realizes higher revenues and operating income in the first and fourth calendar quarters. Such seasonality, taking into account the standard lead time required by the fashion industry to manufacture apparel, corresponds respectively to the autumn and spring retail selling seasons.

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

EMPLOYEES

         The Company currently employs eleven persons, all of whom are employed full time. The Company relies on consultants for legal, income tax, data processing, geological, sales and administrative services.

Item 2.  DESCRIPTION OF PROPERTY.

The Woven Fabrics Division

         In connection with the acquisition of the Looms Division from Andrex Industries Corp., a New York corporation ("Andrex"), the Company entered into a three-year agreement with Andrex in May 1995 pursuant to which the Company leases office space located at 1071 Avenue of the Americas, 7th Floor, New York, New York 10018 from Andrex, and Andrex provides the Company with certain administrative services. The Company's cost in 1997 for the lease of such property pursuant to the Agreement was $55,000.

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


2.       Production:  Average Sales Price Per Unit and Average
         Production Cost for Oil and Gas Produced During the Last
         Three Years.

              Average Sales Price         Average Production Cost
              -------------------         -----------------------
                 Oil        Gas              Oil           Gas
Year          (Per BC)  (Per MCF)         (Per BC)      (Per MCF)
----          --------  ---------         --------      ---------
1997 . . . .   $19.92     $2.22            $6.89         $1.18
1996 . . . .   $19.27     $1.67            $6.75         $0.75
1995 . . . .   $15.62     $1.25            $8.62         $1.46

3.       Productive Wells And Acreage.

         (a)      Productive wells as of           Oil            Gas
                  December 31, 1997            Gross   Net    Gross   Net
                                               -----   ---    -----   ---
                                                 1    0.27      3    1.19

                                               Gross Acres    Net Acres
         (b)      Developed Acreage            -----------    ---------
                  as of December 31, 1997         320            114

4. Undeveloped Acreage as of December 31, 1997.

                                          Gross Acres    Net Acres
                                          -----------    ---------
         Working Interest                     552            200

5.       Drilling Activity.

         There was no drilling activity in any of the Company's wells in the United States during the three years ended December 31, 1997.

6.       Present Activities.

         On December 31, 1997, no wells in which the Company has interests were drilling. The status of the Company's interest in four productive wells is as follows:

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

         Shortly after the Allied-Signal Action commenced, the Amoco-Dome Group filed a counterclaim against the Company, Canada Southern and Magellan seeking certain declaratory relief with respect to their alleged failure to fulfill certain contractual obligations to develop and market gas from the Kotaneelee gas field. The trial on the counterclaim action commenced on September 3, 1996, and is ongoing.

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

         In 1991, Anderson Exploration Ltd. acquired all of the shares in Columbia, and changed its name to Anderson Oil & Gas Inc. ("Anderson"). Anderson is now the sole operator of the field, and is a direct defendant in the Declaratory Action. Columbia's previous parent, The Columbia Gas System, Inc., was reorganized in a bankruptcy proceeding in the United States, and is contractually liable to Anderson in the Declaratory Action.

         On March 7, 1990, Canada Southern filed a statement of claim in the Canada Court against the Amoco-Dome Group, Columbia, Mobil and Esso seeking forfeiture of the Kotaneelee gas field, damages and other relief for breach of fiduciary duty (the "Forfeiture Action"). The Company was added as a party plaintiff to this action in November 1993. If such claim is upheld, the Company could recover a 2 percent interest in the Kotaneelee field and damages. The defendants have contested the claim and Canada Southern is pursuing discovery and trial. Columbia filed a counterclaim seeking, if Canada Southern is successful in its claims, repayment from Canada Southern, the Company and Magellan Petroleum Corporation of all sums expended by Columbia on the Kotaneelee fields before Canada Southern, the Company and Magellan Petroleum Corporation are entitled to their interests. The trial commenced in September 1996, and is ongoing. Based on recently discovered evidence, Canada Southern has petitioned the

Canada Court for leave to amend its complaint to add a claim that the defendants failed to develop the field in a timely manner.

         The field operator has entered into a contract for the sale of Kotaneelee gas. The Company believes that it is too early to determine the impact, if any, that this contract may have on the status of these cases.

         On August 6, 1991, the Company sold to an independent third party (the "Buyer") its carried interest in a lease in property, including the Kotaneelee field. The agreement for the transfer of the Company's interest provides that the Company shall continue to prosecute the Declaratory Action and the Forfeiture Action. The Company and the Buyer have agreed to share equally all costs and expenses of the Declaratory Action and the Forfeiture Action and to share equally any payments or other benefit resulting from the resolution of such actions. The agreement further provides that the Company shall indemnify the Buyer against all actions, proceedings, claims, demands, damages and expenses brought against or suffered by the Buyer which arise out of, or are attributable to, the Allied-Signal Action.

         The Company has been advised that under Canadian law certain costs (known as "taxable costs") of a litigation may be assessed against a nonprevailing party. Taxable costs consist primarily of attorney's and expert witness fees incurred during a trial. In addition, a judge in complex and lengthy trials has the discretion to increase an award of taxable costs.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                   PART II


Item 5.           MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.


         The Company's common stock, par value $0.56 per share (the "Common Stock"), is traded in the "pink sheets" in the over-the-counter market under the symbol "LEVC". On March 30, 1998, the closing bid price of the Common Stock was $1.61 per share. The Common Stock is traded sporadically and no established liquid trading market currently exists therefor.

         The following table sets forth the range of high and low bid prices in the "pink sheets" in the over-the-counter market for the periods indicated. Such quotations reflect inter-dealer prices or transactions solely between market-makers without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. The prices have been adjusted to give retroactive effect to the one-for-four reverse stock split of the issued Common Stock which became effective September 11, 1995.


               Period                Price
               ------                -----

        1997                  High           Low
        ----                  ----           ---
        First Quarter         $0.25          $0.0625
        Second Quarter        $0.125         $0.0625
        Third Quarter         $0.3125        $0.0156
        Fourth Quarter        $1.00          $0.0156


        1996                  High           Low
        ----                  ----           ---
        First Quarter         $0.75          $0.25
        Second Quarter        $0.75          $0.25
        Third Quarter         $0.63          $0.625
        Fourth Quarter        $0.38          $0.125

Holders of Record

        As of March 30, 1998, there were approximately 6,658 holders of record of the Common Stock.

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


Item 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION.

         [MD&A section not included]

Item 7.           FINANCIAL STATEMENTS

         [Report of Grant Thornton, LLP, Independent Auditors -- not included]

Item 8. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                   PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following table sets forth information concerning each of the directors and executive officers of the Company:



Names                          Age              Position
-----                          ---              --------
Robert A. Levinson             72               Chairman of the Board,
                                                President and Secretary
John McConnaughy               68               Director
Peter Sprague                  58               Director
Rudolph E. Bremser             66               Treasurer


         Robert A. Levinson has been the Chairman of the Board, President and Secretary of the Company since June 1989. From 1979 until May 1, 1995, Mr. Levinson was the Chairman of the Board of Directors of Andrex Industries Corp., a company engaged in textile manufacturing and processing. Mr. Levinson is a member of the Advisory Board of The National Dance Institute and The Harlem School of the Arts, is Vice Chairman of the Board of Directors of The National Committee of U.S.-China Relations Inc. and is a director of Carlyle Industries, Inc. (formerly known as Belding Hemingway Corp.).

         John McConnaughy has been a director of the Company since June 1989. Mr. McConnaughy is Chairman and Chief Executive Officer of JEMC Corporation, a company engaged in exploring investment opportunities. From 1981 until his retirement in 1992, Mr. McConnaughy was the Chairman of the Board and Chief Executive Officer of GEO International Corporation, a company engaged in screen printing and oil services. Mr. McConnaughy also served as President of GEO International Corporation from 1985 until his retirement in 1992. Mr. McConnaughy serves as a director of Riddell Sports, Inc., Redheads, Inc., Adrien Arpel, Inc., News Communications, Inc., Mego Corporation, Transact International, Inc., Wave Systems Corp. (formerly known as Cryptologies International Inc.) and DeVlieg-Bullard, Inc.

         Peter Sprague has been a director of the Company since June
1989. Since 1988, Mr. Sprague has been the Chairman of the Board and Chief Executive Officer of Wave Systems Corp., a company involved in data communication. From 1965 until May 1995, Mr. Sprague served as the Chairman of the Board of National Semiconductor Corporation, a manufacturer of linear, digital logic and interface integrated circuits, and hybrid devices. Mr. Sprague serves as a director of Software Professionals, Inc.

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

         The Company believes that, for the year ended December 31, 1997, it has complied with all filing requirements of Section 16(a) of the Securities Exchange Act of 1934 applicable to its officers, directors and greater-than-10% beneficial owners.

         Certain Legal Proceedings

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

Summary Compensation Table

                                               Annual                           Long-Term
                                              Compensation                   Compensation Awards
                                      ------------------------------------------------------------
Payouts                                                          Other
-------                                                          Annual           Securities
Name and                                                         Compen-          Underlying               All Other
Principal                             Salary        Bonus        sation           Options                Compensation
Position                   Year         ($)          ($)          ($)               (#)                       ($)
--------                   ----       -------      -------      -------           --------                --------
Robert A. Levinson         1997       $25,000       - 0 -         N/A                N/A                      N/A
 Chairman and              1996       $25,000       - 0 -         N/A                N/A                      N/A
 President                 1995       $25,000       - 0 -         N/A              150,000                    N/A



Aggregated Option Exercises in Last Fiscal
Year and Fiscal Year End Option Value Table1

                                                                  Number of
                                                                  Securities                 Value of
                                                                  Underlying                 Unexercised
                                                                  Unexercised                in-the-Money
                                                                  Options                    Options
                                Shares                            at Fiscal                  at Fiscal
                               Acquired                           Year-End(#)                Year-End($)
                                 on            Value              ------------               -----------
                               Exercise      Realized             Exercisable/               Exercisable/
Name                              #              $                Unexercisable              Unexercisable
----                           --------       --------            -------------              -------------
Robert A. Levinson               N/A             N/A                137,500/50,000               N/A1


------------------------------
1 At December 31, 1997, none of the options was in-the-money.


Compensation of Directors

     Directors who are not salaried employees of the Company receive an annual fee of $2,500 and an annual grant (in January) of options to purchase the number of shares of Common Stock derived by dividing $1,500 by the fair market value of a share of Common Stock on the date of grant. In 1997, the non-employee directors were granted 12,000 options to purchase shares of Common Stock at an exercise price of $0.25 per share.

Item 11.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND MANAGEMENT.

     The following table sets forth certain information as of March 30, 1998 with respect to the number of shares of the Common Stock beneficially owned by: (i) each person known to the Company to be the beneficial owner of more than five percent of the Common Stock; (ii) each of the directors of the Company; and (iii) all of the directors and executive officers of the Company as a group. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder. A person is deemed to beneficially own a security if he has or shares the power to vote or dispose of the security or has the right to acquire it within 60 days.


                                                          Amount and Nature
                                                          of Beneficial                      Percent of
Name and Address                                          Ownership                             Class
----------------                                    -------------------------            ------------------
Robert A. Levinson                                        303,175(1)                          15.8%
     1071 Avenue of the Americas
     New York, NY 10018

Rosenman & Colin LLP                                      132,250                              6.9%
      575 Madison Avenue
      New York, NY 10022

John McConnaughy                                           25,775(2)                           1.3%
     1011 High Ridge Road
     Stamford, CT 06905

Peter Sprague                                              25,375(2)                           1.3%
     540 Madison Avenue
     New York, NY 10022

Rudolph Bremser                                             6,650(3)                             *
     342 B Heritage Village
     Southbury, CT 06488

All directors and executive                               360,975(4)                          18.8%
  officers as a group (4 persons)

-------------------------

 *   Less than 1% of class.

(1) Includes 137,500 shares of Common Stock subject to currently exercisable options.

(2) Includes 15,800 shares of Common Stock subject to currently exercisable options.

(3) Includes 5,000 shares of Common Stock subject to currently exercisable options.

(4) Includes 174,100 shares of Common Stock subject to currently exercisable options.




Item 12.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In connection with the payments which the Company was required to make in 1996 and 1997 relating to the purchase of inventory pursuant to its purchase of the Looms Division from Andrex, Mr. Levinson made one loan to the Company on May 1, 1996 for $370,000 and another loan to the Company on May 1, 1997 for $300,000, both of which bear interest at the rate of 6% per annum. No repayment date has yet been set for either of these loans.

     As of March 30, 1998, Rosenman & Colin LLP ("Rosenman") beneficially owned 132,250 shares, or approximately 6.9%, of the Company's Common Stock (the "Shares"). The Shares were issued by the Company to Rosenman in lieu of cash and in exchange for legal services provided by Rosenman to the Company. The Company issued 10,000 of the Shares to Rosenman in 1997 for legal services provided by Rosenman to the Company in 1997.

Item 13.              EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)           (1)     Financial Statements:

     The following Financial Statements of the Company are included in
Part II, Item 7 of this report.

     [Report of Grant Thorton, LLP, Independent Auditors - not included]

     [Balance Sheet at December 31, 1997 - not included]

     [Statements of Operations for the Years
       Ended December 31, 1997 and 1996 - not included]

     [Statement of Stockholders' Equity for
       the Years Ended December 31, 1997
       and 1996 - not included]

     [Statements of Cash Flows for the Years
       Ended December 31, 1997 and 1996 - not included]

     [Notes to Financial Statements - not included]

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

      3.5 By-Laws as amended, incorporated herein by reference to the Company's Form N-2 Amendment No. 4 filed on May 2, 1989.

       4 Specimen form of the Company's Common Stock certificate, incorporated herein by reference to the Company's Form 10-KSB filed on March 24, 1997.

     10.1+ 1992 Stock Option Plan, incorporated herein by reference to the Company's Form 10-K filed on March 30, 1993.

     10.2 Occupancy and Use Agreement, dated June 1, 1995, between the Company and Andrex Industries Corp., incorporated herein by reference to the Company's Current Report on Form 8-K filed on June 12, 1995.


     10.3 Factoring Agreement, dated June 1, 1995, between the Company and NationsBanc Commercial Corporation, incorporated herein by reference to the Company's Form 10-QSB filed on August 18, 1995.

     10.4 Amendment, dated August 14, 1996, effective September 1, 1996, to the Factoring Agreement between the Company and NationsBanc Commercial Corporation dated June 1, 1995, incorporated herein by reference to the Company's Form 10-KSB filed on March 24, 1997.


     10.5 [Exhibit not included] Amendment, dated _____________, effective January 1, 1997, to the Factoring Agreement between the Company and NationsBanc Commercial
                 Corporation dated June 1, 1995.


     10.6 Discount Factoring Agreement, dated November 14, 1997, between the Company and Congress Talcott Corporation.

      27 [Exhibit not included] Financial Data Schedule (Article 5) included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the Company's balance sheets and statements of operations dated as of and for the year ended December 31, 1997, and is qualified in its entirety by reference to such financial statements.


--------------------
+ Compensatory plan or arrangement required to be filed as an exhibit hereto.

(b)           Reports on Form 8-K:

     None

                                  SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVCOR INTERNATIONAL, INC.


By/s/ Robert A. Levinson                                         March 31, 1998
  ------------------------------
   Robert A. Levinson
   Chairman of the Board,
   President and Secretary



By/s/ Rudolph E. Bremser                                         March 31, 1998
  ------------------------------
   Rudolph E. Bremser
   Treasurer (Chief Financial
   and Accounting Officer)


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Robert A. Levinson             Chairman of the Board;        March 31, 1998
------------------------           President; Secretary;
Robert A. Levinson                 Director



/s/ John McConnaughy               Director                      March 31, 1998
------------------------
John McConnaughy



/s/ Peter Sprague                  Director                      March 31, 1998
------------------------
Peter Sprague