Form 10KSB/A
period 1997-12-31
LEVCOR INTERNATIONAL INC
filed 1998-04-17
CIK 76094

                                      The following items were the subject of
                                      a Form 12b-25 and are included herein:

                                         Items 6, 7 and 13.

                                         Exhibits 10.5, 10.6, 10.7, 10.8 and 27.

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

      Issuer's revenues for the fiscal year ended December 31, 1997:  $3,392,171


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


Item 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION.

         Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         The Company's revenues for 1997 were $334,582, an increase of $259,010, or 343%, from $75,572 for 1996. Such increase was primarily attributable to an increase of $390,551 in sales, less the cost of goods sold, on sales from the Woven Fabrics Division in 1997 as compared to 1996. Such increase was partially offset by a reduction in sales, less the cost of goods sold, from oil and gas operations of $131,461 in 1997 as compared to 1996. This reduction was primarily due to a downward revaluation of the Company's remaining petroleum reserves, based on the reduced oil and gas prices for such reserves at December 31, 1997.

         The Company's expenses for 1997 were $685,852, a decrease of $110,391, or 14%, from $796,243 for 1996. Such decrease was due to a decrease in selling expenses for the Woven Fabrics Division in 1997 of $110,510, or 26%, as compared to 1996. General and administrative expenses for 1997 were $378,025, an increase of $119, or less than 1%, as compared to 1996; in this respect, interest expenses and factor fees increased for 1997, while salaries, benefits, payroll taxes and legal expenses decreased for 1997.

         As a result of the foregoing, net losses for 1997 were $351,270, a decrease of $369,401, or 51%, from net losses of $720,671 for 1996.

Results of Operations

         Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         The Company's revenues for 1996 were $75,572, an increase of $41,240, or 120%, from $34,332 for 1995. Such increase was primarily attributable to:
(i) an increase of $76,952 in sales, less the cost of goods sold, from oil and gas operations in 1996, compared to 1995, due primarily to an upward revaluation of remaining petroleum reserves attributable to improved year-end 1996 oil and gas prices on which such reserves are valued; and (ii) an increase of $4,450 in sales, less the cost of goods sold, on sales from the Looms Division in 1996 compared to 1995 (the Company acquired the Looms Division in May 1995). Such increase was partially offset by a reduction of $40,162 in interest and royalties attributable to certain loans which were repaid to the Company in June 1995.

         The Company's expenses for 1996 were $796,243, an increase of $180,861, or 29%, from $615,382 for 1995. Such increase was due primarily to: (i) an increase in selling expenses in 1996 of the Looms Division of $133,115, or 47%, compared to 1995; and (ii) to a lesser extent, an increase in general and administrative expenses in 1996 of $47,746, or 14%, compared to 1995, including increases in 1996 of accounting and administrative fees, factors fees and interest expense, partially offset by reductions in legal fees and stockholder communications expenses.

         As a result of the foregoing, net losses for 1996 were $720,671, an increase of $139,621, or 24%, from $581,050 for 1995.

Liquidity and Capital Resources

         The primary source of the Company's working capital during 1997 was, and in 1998 will be, derived from proceeds from the sale of woven fabrics produced by the Company's Woven Fabrics Division and, to a lesser extent, proceeds from the sale of oil and gas from the Company's ownership interest in oil and gas wells. The Company's unrestricted cash and cash equivalents at December 31, 1997 as $42,043, an increase of $37,139 from $4,904 at December 31, 1996.

         In connection with the operation of the Looms Division, the Company entered into a Factoring Agreement with NationsBanc Commercial Corporation ("NationsBanc") as of June 1, 1995 (the "NationsBanc Factoring Agreement") which was subsequently amended effective September 1, 1996 and January 1, 1997. The amended NationsBanc Factoring Agreement was terminated on November 1, 1997.

         In connection with the operation of the Woven Fabrics Division, the Company entered into a Discount Factoring Agreement with Congress Talcott Corporation ("Congress Talcott") as of November 14, 1997 (the "Congress
Talcott Factoring Agreement"). Pursuant to the terms of the Congress Talcott Factoring Agreement, the Company, among other things: (i) has agreed to (a) assign to Congress Talcott its interest in all receivables derived from the sale of the woven fabrics produced by the Woven Fabrics Division, and (b) pay Congress Talcott a commission of 0.6% of the gross amount on such receivables, with a minimum commission of $4,000 for each and every month of the term thereof; and (ii) may (a) request advances up to 90% of the net purchase price of the receivables, and (b) pay interest on such advances at the rate of 0.5% above CoreStates Bank, N.A.'s prime rate for the term thereof. The Congress Talcott Factoring Agreement has an initial term expiration date of November 14, 1998 and is automatically renewed for one-year periods thereafter, unless terminated on the initial term expiration date (or any anniversary thereof) by either party giving not less than sixty days prior written notice.

         The Company continues to sustain substantial losses which have adversely affected the Company's liquidity. In addition, in connection with the purchase of the woven fabric inventory, the Company issued a promissory note to Andrex in May 1996 which bears interest at the rate of 6% per annum, pursuant to which the Company, commencing on May 1, 1996 and continuing through May 1, 2000, is required to make five annual debt payments of approximately $283,000 to Andrex. In order to meet the $282,800 debt payments that were due on May 1, 1996 and May 1, 1997, Robert A. Levinson, the Chief Executive Officer of the Company, made a loan to the Company on each such date of $370,000 and $300,000, respectively, at a rate of 6% per annum. No repayment date has yet been set for either of these loans. Mr. Levinson has also agreed to continue to personally support the Company's cash requirements to enable it to meet its current obligations through December 31, 1998. The Company also plans to continue to aggressively market and sell the woven fabric product. Although there can be no assurances that these measures will be successful, the Company believes that its current operations and the financial arrangements described above will provide sufficient liquidity to fund the Company's operations for 1998.

Item 7.           FINANCIAL STATEMENTS

                             REPORT OF INDEPENDENT
                         CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
    Levcor International, Inc.

We have audited the accompanying balance sheet of Levcor International, Inc. as of December 31, 1997 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Levcor International, Inc. at December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

/s/GRANT THORNTON LLP

GRANT THORNTON LLP

New York, New York
April 10, 1998

                          Levcor International, Inc.

                                 BALANCE SHEET

                               December 31, 1997

                                    ASSETS

CURRENT ASSETS

     Cash and cash equivalents                             $      42,043
     Accounts receivable                                           9,653
     Due from factor                                             527,192
     Inventories                                               2,026,588
     Prepaid expenses                                              7,460
                                                           -------------
              Total current assets                             2,612,936
PLANT AND EQUIPMENT, net of accumulated
    depreciation of $1,611                                        14,493

OIL AND GAS PROPERTIES (using full cost
   method), net of accumulated depletion and
   depreciation of $870,907                                       24,909

INTANGIBLE ASSETS, net of accumulated
    amortization of $418                                          12,651
                                                          --------------

                                                          $    2,664,989
                                                          ==============


        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES

   Accounts payable and accrued expenses                  $    2,425,232
   Current maturities of long-term debt                          282,800
                                                          --------------
              Total current liabilities                        2,708,032
LONG-TERM DEBT, less current maturities                          565,600
DUE TO OFFICER                                                   670,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock - par value $.56 per share; authorized,
      15,000,000 shares; outstanding, 1,733,499 shares           969,994
   Capital in excess of par value                              5,002,966
   Accumulated deficit                                        (7,251,603)
                                                          --------------


                                                              (1,278,643)
                                                          --------------
                                                          $    2,664,989
                                                          ==============

The accompanying notes are an integral part of this statement.

                          Levcor International, Inc.

                           STATEMENTS OF OPERATIONS

                            Year ended December 31,


                                                        1997                1996
                                                     -----------         -----------
Revenue

    Woven Fabrics Division sales                     $ 3,349,048         $ 2,848,778
    Less cost of sales                                 2,974,072           2,864,353
                                                     -----------         -----------
         Gross profit (loss)                             374,976             (15,575)
                                                     -----------         -----------
    Oil and gas sales                                     43,123              49,141
    Less cost of sales                                    83,517             (41,926)
                                                     -----------         -----------
         Gross profit (loss)                             (40,394)             91,067
    Interest income and royalties                                                 80
                                                     ------------        -----------
                                                         334,582              75,572
Expenses

    Selling expenses - Looms Division
      Salaries, benefits and payroll taxes               147,405             236,759
      Commissions                                         55,382             133,494
      Other selling expenses                             105,040              48,084
                                                     -----------         -----------

                                                         307,827             418,337
    General and administrative expenses
      Salaries, benefits and payroll taxes                55,347              71,684
      Accounting and administrative fees                  58,138              58,803
      Audit fees                                          16,000              21,000
      Directors' fees and expenses                         5,000               5,000
      Factor fees                                         30,024              26,232

      Insurance                                           11,106              15,122
      Interest expense                                   155,927             125,015
      Legal fees                                          19,859              29,929
      Transfer agent fees                                  4,200               7,558
      Other business taxes                                 2,949               2,816
      Other expenses                                      19,475              14,747
                                                     -----------         -----------
         Total general and administrative expenses       378,025             377,906
                                                     -----------         -----------
         Total expenses                                  685,852             796,243
                                                     -----------         -----------
         NET LOSS                                       (351,270)           (720,671)
                                                     -----------         -----------
Accumulated deficit - beginning of year               (6,900,333)         (6,179,662)
                                                     -----------         -----------
Accumulated deficit - end of year                    $(7,251,603)        $(6,900,333)
                                                     ===========         ===========
Average number of shares outstanding                   1,733,439           1,713,499
                                                     ===========         ===========
Net loss per common share                                  $(.20)              $(.42)
                                                           =====               =====


The accompanying notes are an integral part of these statements.

                          Levcor International, Inc.

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                    Years ended December 31, 1997 and 1996


                                                            Common stock                 Capital in
                                                ---------------------------------       excess of par          Accumulated
                                                      Shares              Amount           value                  deficit
                                                ----------------    -------------      ----------------        ------------
Balances at December 31, 1995                          1,673,499    $     936,394      $      5,006,566        $ (6,179,662)
Shares issued for services rendered                       50,000           28,000                (3,000)
Net loss                                                                                                           (720,671)
                                                ----------------    -------------      ----------------        ------------

Balances at December 31, 1996                          1,723,499          964,394             5,003,566          (6,900,333)
Shares issued for services rendered                       10,000            5,600                  (600)
Net loss                                                                                                           (351,270)
                                                ----------------    -------------      ----------------        ------------


Balances at December 31, 1997                          1,733,499    $     969,994      $      5,002,966        $ (7,251,603)
                                                ================    =============      ================        ============



The accompanying notes are an integral part of this statement.

                          Levcor International, Inc.

                           STATEMENTS OF CASH FLOWS

                            Year ended December 31,

                                                                                          1997                  1996
                                                                                      ------------           ---------
Cash flows from operating activities
    Net loss                                                                          $   (351,270)          $(720,671)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities
        Write-down of oil and gas properties                                                47,520             (75,026)
        Depletion, depreciation and amortization                                            15,415              11,129
        Services paid in common stock                                                        5,000              25,000
        Changes in operating assets and liabilities,
           net of assets acquired
               Accounts receivable                                                          (1,839)             32,642
               Due from factor                                                            (182,689)           (291,811)
               Inventories                                                              (1,150,268)            646,420
               Prepaid expenses                                                              2,116              11,338
               Accounts payable and accrued expenses                                     1,665,127             267,565
                                                                                      ------------           ---------
           Net cash provided by (used in) operating activities                              49,112             (93,414)
                                                                                      ------------           ---------
Cash flows from investing activities
    Proceeds on sale of property - net                                                                          14,822
    Purchase of property and equipment and intangible asset                                (29,173)
                                                                                      ------------
           Net cash (used in) provided by investing activities                             (29,173)             14,822
                                                                                      ------------           ---------
Cash flows from financing activities
    Advances from shareholder                                                              300,000             370,000
    Payment to shareholder                                                                                     (30,000)
    Payment of long-term debt                                                             (282,800)           (282,800)
                                                                                      ------------           ---------
           Net cash provided by financing activities                                        17,200              57,200
                                                                                      ------------           ---------

           NET INCREASE (DECREASE) IN CASH AND
               CASH EQUIVALENTS                                                             37,139             (21,392)
Cash and cash equivalents at beginning of year                                               4,904              26,296
                                                                                      ------------           ---------
Cash and cash equivalents at end of year                                              $     42,043          $    4,904
                                                                                      ============          ==========
Supplemental disclosures of cash flow information:
    Cash paid during the year for
       Interest                                                                       $    155,927          $  110,215


The accompanying notes are an integral part of these statements.

                          Levcor International, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                          December 31, 1997 and 1996

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

         The Company continues to sustain substantial losses, which has adversely affected the Company's liquidity. The Company required cash advances from the Chief Executive Officer amounting to $300,000 and $370,000 to pay the debt payment and interest that was due on May 1, 1997 and 1996, respectively. The Company is also required to make another debt payment on May 1, 1998 amounting to approximately $283,000. The Chief Executive Officer of the Company has agreed to continue to personally support the Company's cash requirement to enable the Company to meet its current obligations through December 31, 1998 and fund future operations. In addition, the Company plans to aggressively market and sell its product and continue to contain costs. Although there can be no assurance that these measures will be successful, the Company believes that future operations and support from the Chief Executive Officer will provide sufficient liquidity to fund current operations.

     2.  Oil and Gas Properties


         The Company accounts for oil and gas properties using a lower of cost (full cost method) or market basis. The Company's oil and gas properties financial statement carrying value was determined in good faith by the Board of Directors in fiscal 1997. The fiscal 1997 oil and gas properties financial statement carrying values have been determined using year-end oil and gas prices and operating costs in the individual local producing areas. These have been held constant throughout the life of the properties. Established decline rates have been used and projected net revenues have been discounted ten percent a year in arriving at the present value shown. Plugging and abandonment costs are assumed to be balanced by the sale of lease equipment. The present worth values are not necessarily indicative of values that would be realized on the sale of these properties.

                          Levcor International, Inc.

                          December 31, 1997 and 1996

NOTE A (continued)

     3.  New Pronouncements

         Earnings (Loss) Per Share

         In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share. All comparative periods must be restated as of December 31, 1997 in accordance with SFAS No. 128.

         The computation of basic loss per share of common stock is based upon the weighted average number of common shares outstanding during the period, plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable upon exercise of stock options (see Note H). Diluted earnings per share are considered equal to basic earnings per share for all years presented as the effect of other potentially dilutive securities would be antidilutive.

         Reporting Comprehensive Income

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," which is effective for the Company's year ending December 31, 1998. The statement addresses the reporting and displaying of comprehensive income and its components. Earnings per share will only be reported for net income and not for comprehensive income and its components. Adoption of SFAS No. 130 related to disclosure within the financial statements and is not expected to have a material effect on the Company's financial statements.

         Segment Information

         In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosure About Segments of an Enterprise and Related Information," which is effective for the Company's year ending December 31, 1998. SFAS No. 131 changes the way public companies report information about segments of their business in their financial statements and requires them to report selected segment information in their quarterly reports. Adoption of SFAS No. 131 relates to disclosure within the financial statements and is not expected to have a material effect on the Company's financial statements.

                          Levcor International, Inc.

                          December 31, 1997 and 1996

NOTE A (continued)

     4.  Inventories

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


     7.  Stock-Based Compensation Plans

         The Company maintains a stock option plan, as more fully described in Note H to the financial statements, accounted for using the "intrinsic value" method pursuant to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The fair value and pro forma effects on the Company's net loss and net loss per share are not presented as the fair value of the options granted (determined pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation") is not material to the financial statements.

                          Levcor International, Inc.

                          December 31, 1997 and 1996

NOTE A (continued)

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

 NOTE B - OIL AND GAS PROPERTIES

     The Company holds various interests in oil and gas leases in the United States. At December 31, 1997 and 1996, the Company held interests in 4 wells located in Oklahoma having a total working interest equivalent of
     1.46 wells and a net revenue interest of 1.19 wells.

NOTE C - ACCOUNTS RECEIVABLE FACTORED

     Under the factoring agreement, the factor purchases the trade accounts receivable and assumes substantially all credit risks with respect to such accounts. The agreement allows the Company to obtain advances from the factor which bear interest at 1/2% above the bank's prime rate. These advances are collateralized by all of the factored accounts receivable.

NOTE D - LONG-TERM OBLIGATIONS


     Long-term obligations at December 31, 1997 are as follows:


        Promissory note payable in five equal
            consecutive annual installments
            of $282,800, commencing on May 1, 1996.
            The note shall bear interest prior to
            maturity at the rate of 6% per annum.         $848,400
        Less current maturities                            282,800
                                                           -------

                 Total long-term obligations              $565,600
                                                          ========

                          Levcor International, Inc.

                          December 31, 1997 and 1996

NOTE E - REMUNERATION OF AFFILIATED PERSONS AND
                  RELATED PARTY TRANSACTIONS

     1. During 1997 and 1996, the Chief Executive Officer advanced $300,000 and $370,000, respectively, to the Company to pay current obligations. The amount bears interest at 6% and has no specified due date.

     2. During 1997 and 1996, the directors of the Company accrued $5,000 in fees for both years. In 1997 and 1996, the Chief Executive Officer received a salary of $26,000 and $25,000 in 1997 and 1996, respectively, and the Treasurer received a salary of $25,200 and $37,800 in 1997 and 1996, respectively.

NOTE F - INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are recognized for the estimated future tax effects of the temporary differences between the financial reporting basis and tax basis of assets and liabilities.

     At December 31, 1997, the Company had a net tax operating loss of approximately $6,007,000 available to reduce taxable income in future years, expiration of which occurs between 1998 and 2012 at the following respective amounts each year: $227,000, $468,000, $771,000, $564,000,
     $324,000, $690,000, $391,000, $317,000, $156,000, $147,000, $188,000,
     $133,000, $473,000, $881,000 and $277,000. No assurance can be given as to the Company's ability to realize the net operating loss carryforwards. Additionally, the net operating loss carryforwards are subject to Internal Revenue Code Section 382, which limits the use of the net operating loss, if there is a change in ownership.

     A deferred tax asset for this net operating loss carryforward (approximately $2,042,000) was reduced to zero by a valuation allowance.

                          Levcor International, Inc.

                          December 31, 1997 and 1996

NOTE G - LITIGATION

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

     On October 27, 1989, in the Court of Queens Bench of Alberta, Judicial District of Calgary, Canada (the Canada Court), Canada Southern filed a statement of claim against the Amoco-Dome Group, Columbia, Mobil Oil

     Canada Ltd. ("Mobil") and Esso Resources of Canada Ltd. ("Esso") seeking a declaratory judgment regarding two issues relating to the Kotaneelee field: (1) whether interest accrued on the carried interest account, which is the account for costs recoverable by the working interest parties prior to such time as the carried interest parties are entitled to participate in revenues derived from the field's activities (Canada Southern maintains it does not), and (2) whether

                          Levcor International, Inc.

                          December 31, 1997 and 1996

NOTE G (continued)

     expenditures for gathering lines and dehydration equipment are expenditures chargeable to the carried interest account (Canada Southern maintains they are). Mobil, Esso and Columbia have filed answers essentially agreeing to the granting of the relief requested by Canada Southern. The Amoco-Dome group has now admitted one of two claims, i.e., that interest does not accrue on the carried interest account.

NOTE H - STOCK OPTION PLAN

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

                          Levcor International, Inc.

                          December 31, 1997 and 1996

NOTE H (continued)

     As described in Note A-7, the Company has adopted the disclosure-only provisions of SFAS No. 123 and, accordingly, no compensation cost has been recognized for grants made under its stock option plan. Had compensation cost been determined based on the fair value at the grant date for stock option awards in 1997 and 1996 in accordance with the provisions of SFAS No. 123, the Company's net loss for 1997 and 1996 would have been increased by approximately $22,000 or $20,000, respectively, and the Company's net loss per share for 1997 and 1996 would have increased by approximately $.01 or $.01 per share, respectively. During the initial phase-in period of SFAS No. 123, such compensation may not be representative of the future effects of applying this statement.

     As of December 31, 1993, 51,500 options had been granted at an exercise price of $.392. Additionally, on January 4, 1994 options for the purchase of 14,400 shares at an exercise price of $.312 were granted. During 1995, the Company granted to the Chief Executive Officer, 150,000 options at an exercise price of $.40 per share and 78,000 options to the Directors at an exercise price of $.375 per share. In 1996, the Directors were granted 6,000 options at an exercise price of $.50 per share. During 1997, the Directors were granted 12,000 options at an exercise price of $.25 per share. During 1995, 10,800 options were cancelled.

     Accordingly, at December 31, 1997, a total of 234,100 options remained outstanding.

     The weighted average fair value at date of grant for options granted during 1997 and 1996 was $.25 and $.50 per option, respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for grants in:

                                        1997                       1996
                                     ---------                  -------

        Risk-free interest rate          6%                         6%
        Expected life


            Employees                   10 years                   10 years
            Officers/directors          10 years                   10 years
        Expected volatility            200%                       200%

                          Levcor International, Inc.

                          December 31, 1997 and 1996

NOTE H (continued)

     The following table summarizes option activity for the years ended December 31, 1997 and 1996:

                                                Incentive options
                                           ----------------------------
                                                              Weighted
                                            Number             average
                                              of              exercise
                                            options             price
                                         ------------         ---------
                                        (in thousands)

        Balance, January 1, 1996           216,100              $.392
            Granted                          6,000               .500
            Exercised
            Forfeited
            Expired
                                           -------
        Balance, December 31, 1996         222,100               .395
            Granted                         12,000               .25
            Exercised
            Forfeited
            Expired
                                           -------
        Balance, December 31, 1997         234,100              $.387
                                           =======

     The following table summarizes information about stock options as of December 31, 1997:


                                                  Options outstanding                            Options exercisable
                                    ------------------------------------------------         ---------------------------

                                                           Weighted
                                                            average         Weighted                           Weighted
                                                           remaining         average                            average
               Ranges of              Number              contractual       exercise           Number          exercise
            exercise prices         outstanding              life             price          exercisable         price
            ---------------         -----------           -----------       --------         -----------       ---------
            $.25 to $.50              234,100                7.5             $.387             165,500           $.394
                                      =======                                                  =======

                          Levcor International, Inc.

                          December 31, 1997 and 1996

NOTE I - COMMITMENTS

     The Company entered into a use and occupancy agreement with Andrex, to lease certain office space and for Andrex to provide certain administrative services. The annual fee which commenced May 1, 1995, is $55,000 for a three-year period.

NOTE J - MAJOR CUSTOMERS

     For the year ended December 31, 1997, one customer of the Looms Division accounted for approximately 12% of sales and for the year ended December 31, 1996, two customers of the Looms Division accounted for approximately 22% of sales.

NOTE K - SEGMENT INFORMATION

     Segment information for December 31, 1997 and 1996 is as follows:

                                                                                Woven
                                                                                fabric
                                                             Oil and gas       converting         Corporate       Consolidated
                                                             -----------       ----------         ---------       ------------

                            1997
                            ----

       Sales to unaffiliated customers                        $ 43,123        $3,349,048                          $3,392,171
       Operating profit (loss)                                 (40,394)           67,149         $(378,025)         (351,270)
       Identifiable assets                                      29,355         2,586,581            49,053         2,664,989


                             1996
                             ----

       Sales to unaffiliated customers                        $ 49,141        $2,848,778      $          80       $2,897,999
       Operating profit (loss)                                  91,067          (433,912)         (377,826)         (720,671)
       Identifiable assets                                      90,251         1,224,101            14,580         1,328,932

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

     Report of Grant Thorton, LLP, Independent Auditors

     Balance Sheet at December 31, 1997

     Statements of Operations for the Years
       Ended December 31, 1997 and 1996

     Statement of Stockholders' Equity for
       the Years Ended December 31, 1997
       and 1996

     Statements of Cash Flows for the Years
       Ended December 31, 1997 and 1996

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


     10.5 Amendment, dated January 16, 1997, effective January 1, 1997, to the Factoring Agreement between the Company and NationsBanc Commercial Corporation dated June 1, 1995.


     10.6 Discount Factoring Agreement, dated November 14, 1997, between the Company and Congress Talcott Corporation.

     10.7 Rider "A", dated November 14, 1997, to the Factoring Agreement between the Company and Nationsbanc Commercial Corporation dated June 1, 1995.

     10.8        Guarantee and Waiver, dated November 14, 1997, by Robert A.
                 Levinson to the Discount Factoring Agreement, dated November 14, 1997, between the Company and Congress Talcott Corporation.

     27 Financial Data Schedule (Article 5) included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the Company's balance sheets and statements of operations dated as of and for the year ended December 31, 1997, and is qualified in its entirety by reference to such financial statements.

----------------------
+ Compensatory plan or arrangement required to be filed as an exhibit hereto.

(b)           Reports on Form 8-K:

     None

                                  SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVCOR INTERNATIONAL, INC.


By/s/ Robert A. Levinson                                         April 16, 1998
  ------------------------------
   Robert A. Levinson
   Chairman of the Board,
   President and Secretary



By/s/ Rudolph E. Bremser                                         April 16, 1998
  ------------------------------
   Rudolph E. Bremser
   Treasurer (Chief Financial
   and Accounting Officer)


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Robert A. Levinson             Chairman of the Board;        April 16, 1998
------------------------           President; Secretary;
Robert A. Levinson                 Director



                                   Director                      April   , 1998
------------------------
John McConnaughy



/s/ Peter Sprague                  Director                      April 16, 1998
------------------------
Peter Sprague