Form 10QSB
period 1998-03-31
LEVCOR INTERNATIONAL INC
filed 1998-05-15
CIK 76094

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended 3/31/98

/ / Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to______________

Commission file number   811-3584

                          Levcor International, Inc.
-------------------------------------------------------------------------------
       (Exact Name or Small Business Issuer as Specified in Its Charter)

         Delaware                                            06-0842701
-------------------------------                       ---------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

         1071 Avenue of the Americas, New York, NY  10018
-------------------------------------------------------------------------------
                            (Address of Principal Executive Offices)

         (203) 264-7428
-------------------------------------------------------------------------------
                      (Issuer's Telephone Number, Including Area Code)

-------------------------------------------------------------------------------
        (Former name, Former Address and Former Fiscal year, if Changes
                              Since Last Report)

         Check whether the issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          X              No
    ---------------            ----------------

         As of May 12, 1998, 1,743,499 shares of the issuer's common stock, par value $.56 per share, were outstanding.

         Transitional Small Business Disclosure Format(check one): Yes    No  X
                                                                      ---    ---

                          LEVCOR INTERNATIONAL, INC.

                                     INDEX

Part I.           FINANCIAL INFORMATION                               Page No.

         Item 1.    Financial Statements
                    Balance Sheet as of March 31, 1998 (Unaudited)        1

                    Statements of Operations and Deficit for the
                    Three Months Ended March 31, 1998 and
                    March 31, 1997 (Unaudited)                            2

                    Statements of Cash Flows for the
                    Three Months Ended March 31, 1998 and
                    March 31, 1997 (Unaudited)                            3


                    Notes to Financial Statements (Unaudited)             4

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operation          5, 6

Part II.          OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K                      7

         Signatures                                                       8

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          LEVCOR INTERNATIONAL, INC.
                                 BALANCE SHEET
                                March 31, 1998

                                  (UNAUDITED)
                                    ASSETS

CURRENT ASSETS

         Cash and cash equivalent                              $    8,508
         Accounts receivable                                       24,681
         Due from factor                                        1,300,385
         Inventories                                            1,197,249
         Prepaid expenses                                           7,081
                                                                ---------
                  Total current assets                          2,537,904

PLANT AND EQUIPMENT, net of accumulated                            18,171
         depreciation of $2,539

OIL AND GAS PROPERTIES (using full cost                            22,540
         method), net of accumulated depletion
         and depreciation of $873,276

INTANGIBLE ASSETS net of accumulated                               12,297
         amortization of $1,208                                ----------
                                                               $2,590,912
                                                               ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES

         Accounts payable and accrued expenses                 $2,209,002
         Current maturities of long-term debt                     282,800
                                                               ----------
                  Total current liabilities                     2,491,802

LONG TERM DEBT, less current maturities                           565,600

DUE TO OFFICER                                                    670,000

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY (DEFICIENCY)

         Common stock - par value $.56 per share; authorized,     975,594
             15,000,000 shares; outstanding, 1,743,499 shares
         Capital in excess of par value                         5,002,366
         Accumulated deficit                                   (7,114,450)
                                                               -----------
                                                               (1,136,490)
                                                               -----------
                                                              $ 2,590,912
                                                               ===========

The accompanying notes are an integral part of this statement.

                          LEVCOR INTERNATIONAL, INC.

                           STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

For the Three Months Ended March 31,                                        1998                1997
                                                                            ----                ----
         Woven Fabrics Division sales                                      $5,586,201           $814,713
         Less: cost of sales                                                4,889,482            644,765
                                                                            ---------        -----------

                  Gross profit-Woven Fabrics Division                         696,719            169,948

         Oil and gas sales                                                      9,101             13,079
         Less: cost of sales                                                    9,066             12,381
                                                                          -----------       ------------
                  Gross profit-Oil and Gas                                         35                698
                                                                          -----------       ------------
                          Total Gross Profits                                 696,754            170,646

         Selling expenses: Woven Fabrics Division
                  Salaries, benefits and payroll taxes                        214,307             19,820
                  Commissions                                                  64,578             10,607
                  Other selling expenses                                       65,167             21,434
                                                                               ------             ------
                                                                              344,052             51,861

         General and administrative expense
                  Salaries, benefits and payroll taxes                         14,134             13,527
                  Accounting and administrative fees                           32,692             14,648
                  Audit fees                                                    8,000              8,000
                  Directors' fees and expenses                                  1,250              1,250
                  Factor's fees                                                35,867             12,783
                  Insurance                                                     1,590              3,600
                  Interest expense                                             92,795             47,941
                  Legal fees                                                    2,500              2,500
                  Transfer agent fees                                           1,058              1,050
                  Other business taxes                                             10              2,834
                  Other expenses                                               25,653              3,180
                                                                               ------              -----
                           Total general and administrative expenses          215,549            111,313
                                                                              -------            -------
                           Total expense                                      559,601            163,174
                                                                              -------            -------
                           Net earnings                                       137,153              7,472
Accumulated deficit - beginning of year                                    (7,251,603)        (6,900,333)
                                                                           ----------         ----------

Accumulated deficit - end of quarter                                       (7,114,450)       ($6,892,861)
                                                                           ==========        -----------
Average number of shares outstanding                                        1,738,499          1,728,499
Net earnings per common share                                                   $0.08              *****
                                                                           ==========        ===========


The accompanying notes are an integral part of these statements.

                          LEVCOR INTERNATIONAL, INC.

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

For the Three Months Ended March 31,                                         1998                  1997
Cash flows from operating activities
     Net profit                                                            $137,153                $7,472
     Adjustments to reconcile net earnings to net
     cash used in operating activities

        Depletion and depreciation                                            4,088                 3,294
        Services paid in common stock                                         5,000                 5,000

        Changes in operating assets and liabilities, net of assets acquired

              Accounts receivable                                           (15,028)                5,455
              Due from factor                                              (773,193)              201,668
              Inventories                                                   829,339                87,998
              Prepaid expenses                                                  379                 6,942
              Accounts payable and accrued expenses                        (218,230)             (300,414)
                                                                           ---------             --------
        Net cash used in operating activities                               (30,492)               17,415
                                                                           ---------             --------

Cash flows from investing activities

     Purchase of property and equipment and intangible assets                (3,043)                   --
        Net cash used in investing activities                                (3,043)                   --


  NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                      (33,535)               17,415


     Cash and cash equivalents at beginning of year                          42,043                 4,904
                                                                             ------                 -----
     Cash and cash equivalents at end of quarter                             $8,508               $22,319
                                                                             ======               =======
     Supplemental disclosures of cash flow information:
        Cash paid during the quarter for Interest                           $92,795               $25,423


The accompanying notes are an integral part of these statements.

                          LEVCOR INTERNATIONAL, INC.

        NOTES TO FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 1998

                                  (UNAUDITED)

  NOTE 1. The accompanying financial statements of Levcor International,
          Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

  NOTE 2. New Accounting Pronouncements

          Earnings Per Share

          In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share. All comparative periods must be restated as of December 31, 1997 in accordance with SFAS No. 128.

          The computation of basic profit per share of common stock is based upon the weighted average number of common shares outstanding during the period, plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable upon exercise of stock options. Diluted earnings per share are considered equal to basic earnings per share for all years presented as the effect of other potentially dilutive securities would be antidilutive.

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

          Segment Information

          In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosure About Segments of an Enterprise and Related Information," which is effective for the Company's year ending December 31, 1998. SFAS No. 131 changes the way public companies report information about segments of their business in their financial statements and requires them to report selected segment information in their quarterly reports. Adoption of SFAS No. 131 relates to disclosure within the financial statements and is not expected to have material effect on the Company's financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations:

        Three months ended March 31, 1998 as compared to three months ended March 31, 1997.

        The Company's gross profits for the three months ended March 31, 1998 were $696,754, an increase of $526,108 or 308%, from $170,646 for the same period in 1997. Such increase was attributable to the net of (i) an increase of $526,771 in sales, less the cost of goods sold, from the Woven Fabrics Division in the first quarter of 1998 compared to the same period in 1997, and (ii) a decrease of $663 in sales, less the cost of goods sold from oil and gas operations in the first quarter of 1998 compared to the same period in 1997.

        The Company's expenses for the first quarter of 1998 were $559,601, an increase of $396,427 or 243%, from $163,174 in the same period in 1997. Such increase was due to an increase in (i) selling expenses of the Woven Fabrics Division in the first quarter of 1998 of $292,191, or 563%, compared to the same period in 1997, and (ii) general and administrative expenses in the first quarter of 1998 of $104,236, or 94% compared to the same period in 1997.

        As a result of the foregoing, the Company reflected a net profit of $137,153 in the first three months of 1998 compared to a net profit of $7,472 for the same period in 1997.

Liquidity and Capital Resources

        The primary source of the Company's working capital during the first quarter of 1998 was derived from proceeds from the sale of woven fabrics produced by the Company's Woven Fabrics Division and, to a lesser extent, proceeds from the sale of oil and gas from the Company's ownership interest in oil and gas wells. The Company's unrestricted cash and cash equivalents at March 31, 1998 was $8,508, a decrease of $33,535 from $42,043 at December 31, 1997.

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

        In connection with the purchase of the woven fabric inventory from Andrex Industries Corp. ("Andrex"), the Company issued a promissory note to Andrex in May 1996 which bears interest at the rate of 6% per annum, pursuant to which the Company, commencing on May 1, 1996 and continuing through May 1, 2000, is required to make five annual debt payments of approximately $283,000 to Andrex. In order to meet the $282,800 debt payments that were due on May 1, 1996 and May 1, 1997, Robert A. Levinson, the Chief Executive Officer of the Company, made a loan to the Company on each such date of $370,000 and $300,000, respectively, at a rate of 6% per annum. No repayment date has yet been set for either of these loans. Mr. Levinson has also agreed to continue to personally support the Company's cash requirements to enable it to meet its current obligations through December 31, 1998. The Company also plans to continue to aggressively market and sell the woven fabric product. Although there can be no assurances that these measures will be successful, the Company believes that its current operations and the financial arrangements described above will provide sufficient liquidity to fund the Company's operations for 1998.

Seasonality


        The Company's Woven Fabrics Division business is seasonal and typically realizes higher revenues and operating income in the first and fourth calendar quarters which, considering the standard lead time required by the fashion industry to manufacture apparel, would correspond respectively to the autumn and spring retail selling seasons.

                          PART II - OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8 - K.

(a)     The following exhibit is included herein:

Exhibit 27 - Financial Data Schedule (Article 5), included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the balance sheets and statements of operations and deficit as of and for the three months ended March 31, 1998 and is qualified in its entirety by reference to such financial statements.

(b) No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          LEVCOR INTERNATIONAL, INC.
                          --------------------------


Date  May 13, 1998                               /s/ Robert A. Levinson
     ---------------                             ----------------------
                                                 Robert A. Levinson
                                                 President



Date  May 13, 1998
     ---------------                             /s/ Rudolph E. Bremser
                                                 ----------------------
                                                 Rudolph E. Bremser
                                                 Treasurer