Form 10QSB
period 1998-06-30
LEVCOR INTERNATIONAL INC
filed 1998-08-14
CIK 76094

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended 6/30/98

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

               1071 Avenue of the Americas, New York, NY 10018
                   (Address of Principal Executive Offices)

                                (203) 264-7428
               (Issuer's Telephone Number, Including Area Code)

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

Yes X     No ___

         As of August 12, 1998, 1,764,299 shares of the issuer's common stock, par value $.56 per share, were outstanding.

         Transitional Small Business Disclosure Format(check one): Yes ___ No X

                          LEVCOR INTERNATIONAL, INC.

                                     INDEX

Part I.           FINANCIAL INFORMATION                              Page No.

         Item 1.    Financial Statements
                    Balance Sheet as of June 30, 1998 (Unaudited)        1

                    Statements of Operations for the
                    Six Months Ended June 30, 1998 and
                    June 30, 1997 (Unaudited)                            2

                    Statements of Operations for the
                    Three Months Ended June 30, 1998 and
                    June 30, 1997 (Unaudited)                            3

                    Statements of Cash Flows for the
                    Six Months Ended June 30, 1998 and
                    June 30, 1997 (Unaudited)                            4

                    Notes to Financial Statements (Unaudited)            5

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operation         6

         Item 4.    Submission of Matters to a Vote of
                    Security Holders                                     8

Part II.          OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K                     9

Signatures                                                              10

Exhibit 27                                                              11

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          LEVCOR INTERNATIONAL, INC.

                                 BALANCE SHEET
                                 June 30, 1998

                                  (Unaudited)

                                    ASSETS

CURRENT ASSETS

         Cash and cash equivalent                                 $     15,496
         Accounts receivable                                            18,028
         Due from factor                                                54,883
         Inventories                                                 1,320,987
         Prepaid expenses                                               16,655
                                                                   -----------
                  Total current assets                               1,426,049

PLANT AND EQUIPMENT, net of accumulated                                 18,843
         depreciation of $3,486

OIL AND GAS PROPERTIES (using full cost                                 20,526
         method), net of accumulated depletion
         and depreciation of $875,290

INTANGIBLE ASSETS net of accumulated
         amortization of $1,998                                         14,046
                                                                   -----------

                                                                    $1,479,464
                                                                   ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES

         Accounts payable and accrued expenses                      $1,545,645
         Current maturities of long-term debt                          282,800
                                                                   -----------

                  Total current liabilities                          1,828,445

LONG TERM DEBT, less current maturities                                282,800

DUE TO OFFICER                                                         720,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)

         Common stock - par value $.56 per share; authorized           987,242
         Capital in excess of par value                              4,998,280
         Accumulated deficit                                        (7,337,303)
                                                                   -----------
                                                                    (1,351,781)
                                                                   -----------
                                                                    $1,479,464
                                                                   ===========

The accompanying notes are an integral part of this statement.

                          LEVCOR INTERNATIONAL, INC.

                           STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

For the Six Months Ended June 30                                                      1998                     1997
                                                                              --------------------     --------------------

         Woven Fabrics Division sales                                                $   7,143,354            $   1,201,573
         Less: cost of sales                                                             6,293,666                1,003,781
                                                                              --------------------     --------------------

                  Gross profit - Woven Fabrics Division                                    849,688                  197,792

         Oil and gas sales                                                                  17,118                   23,283
         Less: cost of sales                                                                16,757                   20,509
                                                                              --------------------     --------------------

                  Gross profit - Oil and Gas                                                   361                    2,774
                                                                              --------------------     --------------------

                  Total Gross Profits                                                      850,049                  200,566
                                                                              --------------------     --------------------

         Selling expenses: Woven Fabrics Division

                  Salaries, benefits and payroll taxes                                     418,053                   41,545
                  Commissions                                                               78,582                   20,454
                  Other selling expenses                                                   120,265                   34,014
                                                                              --------------------     --------------------
                           Total selling expenses                                          616,900                   96,013

         General and administrative expense

                  Salaries, benefits and payroll taxes                                      27,929                   27,194
                  Accounting and administrative fees                                        29,300                   29,229
                  Audit fees                                                                16,000                   16,000
                  Directors' fees and expenses                                             (6,250)                    2,500
                  Factor's fees                                                             51,728                   18,000
                  Insurance                                                                  6,529                    7,200
                  Interest expense                                                         141,775                   86,626
                  Legal fees                                                                 7,563                    9,229
                  Transfer agent fees                                                        2,108                    2,100
                  Shareholders communications                                               14,460                      ---
                  Other business taxes                                                       2,280                    2,843
                  Other expenses                                                            25,427                    6,674
                                                                              --------------------     --------------------
                           Total general and administrative expenses                       318,849                  207,595
                                                                              --------------------     --------------------
                           Total expense                                                   935,749                  303,608
                                                                              --------------------     --------------------
                           Net  (loss)                                                     (85,700)                (103,042)
Accumulated deficit - beginning of year                                                 (7,251,603)              (6,900,333)
                                                                              --------------------     --------------------
Accumulated deficit - end of quarter                                                 ($  7,337,303)          ( $  7,003,375)
                                                                              ====================     ====================
Average number of shares outstanding                                                     1,747,249                1,730,166
Net(loss) per common share                                                                 ($ 0.05)                 ($ 0.06)
                                                                              ====================     ====================

The accompanying notes are an integral part of this statement.

                          LEVCOR INTERNATIONAL, INC.

                           STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

For the Three Months Ended June 30                                                    1998                     1997
                                                                              --------------------     --------------------

         Woven Fabrics Division sales                                             $      1,557,153        $         386,860
         Less: cost of sales                                                             1,404,184                  359,016
                                                                              --------------------     --------------------

                  Gross profit - Woven Fabrics Division                                    152,969                   27,844

         Oil and gas sales                                                                   8,017                   10,204
         Less: cost of sales                                                                 7,691                    8,128
                                                                              --------------------     --------------------

                  Gross profit - Oil and Gas                                                   326                    2,076
                                                                              --------------------     --------------------

                  Total Gross Profits                                                      153,295                   29,920
                                                                              --------------------     --------------------

         Selling expenses: Woven Fabrics Division

                  Salaries, benefits and payroll taxes                                     203,746                   21,725
                  Commissions                                                               14,004                    9,847
                  Other selling expenses                                                    55,098                   12,580
                                                                              --------------------     --------------------
                           Total selling expenses                                          272,848                   44,152

         General and administrative expense

                  Salaries, benefits and payroll taxes                                      13,795                   13,667
                  Accounting and administrative fees                                        (3,392)                  14,581
                  Audit fees                                                                 8,000                    8,000
                  Directors' fees and expenses                                              (7,500)                   1,250
                  Factor's fees                                                             15,861                    5,217
                  Insurance                                                                  4,939                    3,600
                  Interest expense                                                          48,980                   38,685
                  Legal fees                                                                 5,063                    6,729
                  Transfer agent fees                                                        1,050                    1,050
                  Shareholders communications                                               14,460                       --
                  Other business taxes                                                       2,270                        9
                  Other expenses                                                              (226)                   3,494
                                                                              --------------------     --------------------
                           Total general and administrative expenses                       103,300                   96,282
                                                                              --------------------     --------------------
                           Total expense                                                   376,148                  140,434
                                                                              --------------------     --------------------
                           Net  (loss)                                                    (222,853)                (110,514)
Accumulated deficit - beginning of quarter                                              (7,114,450)              (6,892,861)
                                                                              --------------------     --------------------
Accumulated deficit - end of quarter                                               ($    7,337,303)         ($    7,003,375)
                                                                              ====================     ====================
Average number of shares outstanding                                                     1,753,899                1,733,499
Net(loss) per common share                                                                 ($ 0.13)                  ($0.06)
                                                                              ====================     ====================

The accompanying notes are an integral part of this statement.

                          LEVCOR INTERNATIONAL, INC.

                           STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

For the Six Months Ended June 30                                                      1998                      1997
                                                                                -----------------         -----------------
Cash flows from operating activities                                                $     (85,700)              $  (103,042)
        Net (loss)
        Adjustments to reconcile (net loss) to net
        cash (used in) operating activities

             Depletion and depreciation                                                     7,838                     7,391
             Services paid in common stock                                                  5,000                     5,000

             Changes in operating assets and liabilities, net of assets acquired

                   Accounts receivable                                                     (8,375)                    3,670
                   Due from factor                                                        472,309                   201,998
                   Inventories                                                            705,601                    83,549
                   Prepaid expenses                                                        (9,195)                    5,102
                   Accounts payable and accrued expenses                                 (879,587)                 (208,575)
                                                                                -----------------         -----------------
             Net cash provided by (used in) operating activities                          207,891                    (4,907)
                                                                                -----------------         -----------------

Cash flows from investing activities

        Purchase of property and equipment and intangible assets                           (9,200)                       --
                                                                                -----------------         -----------------
             Net cash (used in) investing activities                                       (9,200)                       --
                                                                                -----------------         -----------------

Cash flows from financing activities

        Advances from shareholder                                                          50,000                   300,000
        Exercise of stock options                                                           7,562
        Payment of long term debt                                                        (282,800)                 (282,800)
                                                                                -----------------         -----------------
             Net cash provided by (used in) financing activities                         (225,238)                   17,200
                                                                                -----------------         -----------------

             NET INCREASE / (DECREASE) IN CASH                                            (26,547)                   12,293
                AND CASH EQUIVALENTS

        Cash and cash equivalents at beginning of year                                     42,043                     4,904
                                                                                -----------------         -----------------

        Cash and cash equivalents at end of quarter                                $       15,496            $       17,197
                                                                                =================         =================

        Supplemental disclosures of cash flow information:

             Cash paid during the year for interest                                 $     141,775            $       86,626


The accompanying notes are an integral part of this statement.

                          LEVCOR INTERNATIONAL, INC.

         NOTES TO FINANCIAL STATEMENTS SIX MONTHS ENDED JUNE 30, 1998

                                  (UNAUDITED)

NOTE 1. The accompanying financial statements of Levcor International, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

NOTE 2.      New Accounting Pronouncement

             Earnings (Loss) Per Share

             In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share. All comparative periods must be restated as of December 31, 1997 in accordance with SFAS No. 128.

             The computation of basic profit/(loss) per share of common stock is based upon the weighted average number of common shares outstanding during the period, plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable upon exercise of stock options. Diluted earnings per share are considered equal to basic earnings per share for all years presented as the effect of other potentially dilutive securities would be antidilutive.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations:

        Six months ended June 30, 1998 as compared to six months ended June 30, 1997.

        The Company's gross profits for the six months ended June 30, 1998 were $850,049, an increase of $649,483, or 324%, from $200,566 for the same period in 1997. Such increase was attributable to the net of (i) an increase of $651,896 in sales, less the cost of goods sold, from the Woven Fabrics Division in the first half of 1998 compared to the same period in 1997, and
(ii) a decrease of $2,413 in sales, less the cost of goods sold, from oil and gas operations in the first half of 1998 compared to the same period in 1997.

        The Company's expenses for the first half of 1998 were $935,749, an increase of $632,141, or 208%, from $303,608 in the same period in 1997. Such increase was due to an increase in (i) selling expenses of the Woven Fabrics Division in the first half of 1998 of $520,887, or 543%, compared to the same period in 1997, and (ii) general and administrative expenses in the first half of 1998 of $111,254, or an increase of 54%, compared to the same period in 1997.

        As a result of the foregoing, the Company reflected a net loss of $85,700 in the first six months of 1998 compared to a net loss of $103,042 for the same period in 1997.

        Three months ended June 30, 1998 as compared to three months ended June 30, 1997.

        The Company's gross profits for the three months ended June 30, 1998 were $153,295, an increase of $123,375, or 412%, from $29,920 for the same period in 1997. Such increase was attributable to the net of (i) an increase of $125,125 in sales, less the cost of goods sold, from the Woven Fabrics Division in the second quarter of 1998 compared to the same period in 1997, and
(ii) a decrease of $1,750 in sales, less the cost of goods sold, from oil and gas operations in the second quarter of 1998 compared to the same period in 1997.

        The Company's expenses for the second quarter of 1998 were $376,148, an increase of $235,714, or 168%, from $140,434 in the same period in 1997.
Such increase was due to an increase in (i) selling expenses of the Woven Fabrics Division in the second quarter of 1998 of $228,696, or 518%, compared to the same period in 1997, and (ii) general and administrative expenses in the second quarter of 1998 of $7,018, or an increase of 7%, compared to the same period in 1997.

        As a result of the foregoing, the Company reflected a net loss of $222,853 in the second three months of 1998 compared to a net loss of $110,514 for the same period in 1997.

Liquidity and Capital Resources

        The primary source of the Company's working capital during 1997 and 1998 was derived from proceeds from the sale of woven fabrics produced by the Company's Woven Fabrics Division and, to a lesser extent, from proceeds from the sale of oil and gas from the Company's ownership interest in oil and gas wells. The Company's unrestricted cash and cash equivalents at June 30, 1998 was $15,496, a decrease of $26,547 from $42,043 at December 31, 1997.

        In connection with the operation of the Woven Fabrics Division, the Company entered into a Discount Factoring Agreement with Congress Talcott Corporation ("Congress Talcott") as of November 14, 1997 (the "Congress Talcott Factoring Agreement"). Pursuant to the terms of the Congress Talcott Factoring Agreement, the Company, among other things: (i) has agreed to (a) assign to Congress Talcott its interest in all receivables derived from the sale of woven fabrics produced by the Woven Fabrics Division, and (b) pay Congress Talcott a commission of 0.6% of the gross amount on such receivables, with a minimum commission of $4,000 for each and every month of the term thereof; and (ii) may
(a) request advances up to 90% of the net purchase price of the receivables, and
(b) pay interest on such advances at the rate of 0.5% above CoreStates Bank, N.A.'s prime rate for the term thereof. The Congress Talcott Factoring Agreement has an initial term expiration date of November 14, 1998 and is automatically renewed for one-year periods thereafter, unless terminated on the initial term expiration date (or any anniversary thereof) by either party giving not less than sixty days' prior written notice.

        In connection with the purchase in 1996 of the woven fabric inventory from Andrex Industries Corp. ("Andrex"), the Company issued a promissory note to Andrex which bears interest at the rate of 6% per annum, pursuant to which the Company, commencing on May 1, 1996 and continuing through May 1, 2000, is required to make five annual debt payments of $282,800 to Andrex. In order to meet the $282,800 debt payments that were due on May 1, 1996, May 1, 1997 and May 1, 1998, Robert A. Levinson, the Chief Executive Officer of the Company, made loans to the Company on such dates of $370,000, $300,000 and $50,000, respectively, which loans bear interest at a rate of 6% per annum. No repayment date has yet been set for these loans. Mr. Levinson has also agreed to continue to personally support the Company's cash requirements to enable it to meet its current obligations through December 31, 1998. The Company also plans to continue to aggressively market and sell its woven fabric products. Although there can be no assurances that these measures will be successful, the Company believes that its current operations and the financial arrangements described above will provide sufficient liquidity to fund the Company's operations for 1998.

Seasonality

        The Company's Woven Fabrics Division business is seasonal and typically realizes higher revenues and operating income in the first and fourth calendar quarters, which, considering the standard lead time required by the fashion industry to manufacture apparel, would correspond respectively to the autumn and spring retail selling seasons.

Item 4.      Submission of Matters to a Vote of Security Holders

             The Company's Annual Meeting was held on June 17, 1998. At that meeting, Robert A. Levinson, John McConnaughy and Edward H. Cohen were elected to serve as directors of the Company. The results of the vote were:

                                           For           Against       Abstain
                                         -------         -------       -------

             Robert A. Levinson          601,242            0            517
             John McConnaughy            601,242            0            517
             Edward H. Cohen             601,242            0            517

             A vote was also held to ratify the selection of Grant Thornton, LLP as auditors for the Company for the year ending December 31, 1998. The results of the vote were:

                            For             Against           Abstain
                          -------           -------           -------
                          594,596             760             10,830

                          PART II - OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8 - K.

(a) The following exhibit is included herein:

Exhibit 27 - Financial Data Schedule (Article 5), included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the balance sheets and statements of operations and deficit as of and for the three months ended
June 30, 1998 and is qualified in its entirety by reference to such financial statements.

(b) No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          LEVCOR INTERNATIONAL, INC.



Date    August 14, 1998                    /s/ Rudolph E. Bremser
        ---------------                    --------------------------
                                               Rudolph E. Bremser
                                               Treasurer and Chief
                                               Financial Officer