Form 10QSB
period 1998-09-30
LEVCOR INTERNATIONAL INC
filed 1998-11-16
CIK 76094

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended        9/30/98
                                   -------------

|_|  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to ______________

Commission file number               811-3584
                      ----------------------------------------------------------

                           Levcor International, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                          06-0842701
-------------------------------                       --------------------------
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

Yes  |X|      No |_|

      As of November 12, 1998, 1,764,299 shares of the issuer's common stock, par value $.56 per share, were outstanding.

Transitional Small Business Disclosure Format(check one):

Yes  |_|      No |X|

                           LEVCOR INTERNATIONAL, INC.

                                      INDEX

Part I.     FINANCIAL INFORMATION                                       Page No.

      Item 1.  Financial Statements
               Balance Sheet as of September 30, 1998 (Unaudited)          1

               Statements of Operations for the
               Nine Months Ended September 30, 1998 and
               September 30, 1997 (Unaudited)                              2

               Statements of Operations for the
               Three Months Ended September 30, 1998 and
               September 30, 1997 (Unaudited)                              3

               Statements of Cash Flows for the
               Nine Months Ended September 30, 1998 and
               September 30, 1997 (Unaudited)                              4

               Notes to Financial Statements (Unaudited)                   5

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operation                6

Part II.       OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                           10

Signatures                                                                11

Exhibit 10                                                                12

Exhibit 27                                                                24

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           LEVCOR INTERNATIONAL, INC.
                                  BALANCE SHEET

                               September 30, 1998

                                   (Unaudited)
                                     ASSETS

CURRENT ASSETS
      Cash and cash equivalent                                      $    32,485
      Accounts receivable                                                17,109
      Due from factor                                                   385,838
      Inventories                                                     1,570,471
      Prepaid expenses                                                   13,598
                                                                    -----------
              Total current assets                                    2,019,501

PLANT AND EQUIPMENT, net of accumulated
      Depreciation of $4,589                                             16,960

OIL AND GAS PROPERTIES (using full cost
      method), net of accumulated depletion
      and depreciation of $877,146                                       18,670

INTANGIBLE ASSETS, net of accumulated
      Amortization of $2,607                                             12,368
                                                                    -----------

                                                                    $ 2,067,499
                                                                    ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
      Accounts payable and accrued expenses                         $ 2,200,345

      Current maturities of long-term debt                              282,800
                                                                    -----------
              Total current liabilities                               2,483,145

LONG TERM DEBT, less current maturities                                 282,800

DUE TO OFFICER                                                        1,045,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
      Common stock - par value $.56 per share; authorized
        15,000,000 shares, outstanding 1,764,299 shares                 987,242
      Capital in excess of par value                                  4,998,280
      Accumulated deficit                                            (7,728,968)
                                                                    -----------
                                                                     (1,743,446)
                                                                    -----------
                                                                    $ 2,067,499
                                                                    ===========

The accompanying notes are an integral part of this statement.

                            LEVCOR INTERNATIONAL, INC

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

For the Nine Months Ended September 30                   1998           1997
                                                     -----------    -----------

    Woven Fabrics Division sales                     $ 8,227,546    $ 1,587,516
    Less: cost of sales                                7,347,014      1,404,768
                                                     -----------    -----------

        Gross profit - Woven Fabrics Division            880,532        182,748

    Oil and gas sales                                     24,229         32,362
    Less: cost of sales                                   26,046         28,308
                                                     -----------    -----------

        Gross profit (loss) - Oil and Gas                 (1,817)         4,054

                                                     -----------    -----------
        Total Gross Profits                              878,715        186,802
                                                     -----------    -----------

    Selling expenses: Woven Fabrics Division
        Salaries, benefits and payroll taxes             624,813         63,563
        Commissions                                      103,130         32,315
        Other selling expenses                           153,224         70,670
                                                     -----------    -----------
            Total selling expenses                       881,167        166,548

    General and administrative expenses
        Salaries, benefits and payroll taxes              41,909         40,985
        Accounting and administrative fees                43,942         43,606
        Audit fees                                        16,000         16,000
        Directors' fees and expenses                      (5,000)         3,750
        Factor's fees                                     64,082         19,179
        Insurance                                         10,556          9,724
        Interest expense                                 216,605        114,263
        Legal fees                                        14,990         11,729
        Transfer agent fees                                3,158          3,150
        Shareholders communications                       22,262             --
        Other business taxes                               2,287          2,949
        Other expenses                                    44,122         10,252
                                                     -----------    -----------
            Total general and administrative
              expenses                                   474,913        275,587
                                                     -----------    -----------
            Total expense                              1,356,080        442,135
                                                     -----------    -----------
            Net  (loss)                                 (477,365)      (255,333)
    Accumulated deficit - beginning of year           (7,251,603)    (6,900,333)
                                                     -----------    -----------
    Accumulated deficit - end of quarter             $(7,728,968)   $(7,155,666)
                                                     ===========    ===========
    Average number of shares outstanding               1,751,399      1,730,999
    Net(loss) per common share                       $     (0.27)   $     (0.15)
                                                     ===========    ===========

      The accompanying notes are an integral part of this statement.

                           LEVCOR INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

For the Three Months Ended September 30                  1998           1997
                                                     -----------    -----------

    Woven Fabrics Division sales                     $ 1,084,192    $   385,940
    Less: cost of sales                                1,053,348        400,984
                                                     -----------    -----------

       Gross profit (loss) - Woven Fabrics Division       30,844        (15,044)

    Oil and gas sales                                      7,111          9,079
    Less: cost of sales                                    9,289          7,799
                                                     -----------    -----------

       Gross profit (loss) - Oil and Gas                  (2,178)         1,280

                                                     -----------    -----------
       Total Gross Profits (Loss)                         28,666        (13,764)
                                                     -----------    -----------

    Selling expenses: Woven Fabrics Division
       Salaries, benefits and payroll taxes              206,760         22,018
       Commissions                                        24,548         11,861
       Other selling expenses                             32,959         36,656
                                                     -----------    -----------
           Total selling expenses                        264,267         70,535

    General and administrative expenses
       Salaries, benefits and payroll taxes               13,980         13,791
       Accounting and administrative fees                 14,642         14,377
       Audit fees                                             --             --
       Directors' fees and expenses                        1,250          1,250
       Factor's fees                                      12,354          1,179
       Insurance                                           4,027          2,524
       Interest expense                                   74,830         27,637
       Legal fees                                          7,427          2,500
       Transfer agent fees                                 1,050          1,050
       Shareholders communications                         7,802             --
       Other business taxes                                    7            106
       Other expenses                                     18,695          3,578
                                                     -----------    -----------
           Total general and administrative
             expenses                                    156,064         67,992
                                                     -----------    -----------
           Total expense                                 420,331        138,527
                                                     -----------    -----------
           Net  (loss)                                  (391,665)      (152,291)
    Accumulated deficit - beginning of quarter        (7,337,303)    (7,003,375)
                                                     -----------    -----------
    Accumulated deficit - end of quarter             $(7,728,968)   $(7,155,666)
                                                     ===========    ===========
    Average number of shares outstanding               1,764,299      1,733,499
    Net (loss) per common share                      $     (0.22)   $     (0.09)
                                                     ===========    ===========

         The accompanying notes are an integral part of this statement.

                           LEVCOR INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

For the Nine Months Ended September 30                      1998         1997
                                                         ---------    ---------

Cash flows from operating activities                     $(477,365)   $(255,333)
    Net (loss)
    Adjustments to reconcile (net loss) to net
    cash (used in) operating activities
      Depletion and depreciation                            11,406       10,055
      Services paid in common stock                          5,000        5,000

      Changes in operating assets and liabilities,
      net of assets acquired
          Accounts receivable                               (7,456)         617
          Due from factor                                  141,354      131,329
          Inventories                                      456,117       84,035
          Prepaid expenses                                  (6,138)       6,068
          Accounts payable and accrued expenses           (224,887)      15,810
                                                         ---------    ---------
      Net cash (used in) operating activities             (101,969)      (2,419)
                                                         ---------    ---------

Cash flows from investing activities
    Purchase of property and equipment and
    intangible assets                                       (7,351)          --
                                                         ---------    ---------
      Net cash (used in) investing activities               (7,351)          --
                                                         ---------    ---------

Cash flows from financing activities
    Advances from shareholder                              375,000      300,000
    Exercise of stock options                                7,562           --
    Payment of long term debt                             (282,800)    (282,800)
                                                         ---------    ---------
      Net cash provided by financing activities             99,762       17,200
                                                         ---------    ---------

      NET INCREASE / (DECREASE) IN CASH
        AND CASH EQUIVALENTS                                (9,558)      14,781

    Cash and cash equivalents at beginning of year          42,043        4,904
                                                         ---------    ---------

    Cash and cash equivalents at end of quarter          $  32,485    $  19,685
                                                         =========    =========

    Supplemental disclosures of cash flow information:
      Cash paid during the year for interest             $ 216,605    $ 114,263

         The accompanying notes are an integral part of this statement.

                           LEVCOR INTERNATIONAL, INC.

          NOTES TO FINANCIAL STATEMENTS SIX MONTHS ENDED JUNE 30, 1998

                                   (UNAUDITED)

NOTE 1. The accompanying financial statements of Levcor International, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations:

      Nine months ended September 30, 1998 as compared to nine months ended September 30, 1997.

      The Company's gross profits for the nine months ended September 30, 1998 were $878,715, an increase of $691,913, or 370%, from $186,802 for the same period in 1997. Such increase was attributable to the net of (i) an increase of $697,784 in sales, less the cost of goods sold, from the Woven Fabrics Division in the first nine months of 1998 compared to the same period in 1997, and (ii) a decrease of $5,871 in sales, less the cost of goods sold, from oil and gas operations in the first nine months of 1998 compared to the same period in 1997.

      The Company's expenses for the first nine months of 1998 were $1,356,080, an increase of $913,945, or 207%, from $442,135 in the same period in 1997. Such increase was due to an increase in (i) selling expenses of the Woven Fabrics Division in the first nine months of 1998 of $714,619, or 429%, compared to the same period in 1997, and (ii) general and administrative expenses in the first nine months of 1998 of $199,326, or an increase of 72%, compared to the same period in 1997.

      As a result of the foregoing, the Company reflected a net loss of $477,365 in the first nine months of 1998 compared to a net loss of $255,333 for the same period in 1997.

      Three months ended September 30, 1998 as compared to three months ended September 30, 1997.

      The Company's gross profits for the three months ended September 30, 1998 were $28,666, an increase of $42,430 from the gross loss of $13,764 for the same period in 1997. Such increase was attributable to the net of (i) an increase of $45,888 in sales, less the cost of goods sold, from the Woven Fabrics Division in the third quarter of 1998 compared to the same period in 1997, and (ii) a decrease of $3,458 in sales, less the cost of goods sold, from oil and gas operations in the third quarter of 1998 compared to the same period in 1997.

      The Company's expenses for the third quarter of 1998 were $420,331, an increase of $281,804, or 203%, from $138,527 in the same period in 1997. Such increase was due to an increase in (i) selling expenses of the Woven Fabrics Division in the third quarter of 1998 of $193,732, or 275%, compared to the same period in 1997, and (ii) general and administrative expenses in the third quarter of 1998 of $88,072, or an increase of 130%, compared to the same period in 1997.

      As a result of the foregoing, the Company reflected a net loss of $391,665 in the third three months of 1998 compared to a net loss of $152,291 for the same period in 1997.

Liquidity and Capital Resources

      The primary source of the Company's working capital during 1997 and 1998 was derived from proceeds from the sale of woven fabrics produced by the Company's Woven Fabrics Division and, to a lesser extent, from proceeds from the sale of oil and gas from the Company's ownership interest in oil and gas wells. The Company's unrestricted cash and cash equivalents at September 30, 1998 was $32,485, a decrease of $9,558 from $42,043 at December 31, 1997.

      In connection with the operation of the Woven Fabrics Division, the Company entered into a Discount Factoring Agreement with Congress Talcott Corporation ("Congress Talcott") as of November 14, 1997 (the "Congress Talcott Factoring Agreement"). Pursuant to the terms of the Congress Talcott Factoring Agreement, the Company, among other things: (i) had agreed to (a) assign to Congress Talcott its interest in all receivables derived from the sale of woven fabrics produced by the Woven Fabrics Division, and (b) pay Congress Talcott a commission of 0.6% of the gross amount on such receivables, with a minimum commission of $4,000 for each and every month of the term thereof; and (ii) was entitled to (a) request advances up to 90% of the net purchase price of the receivables, and (b) pay interest on such advances at the rate of 0.5% above CoreStates Bank, N.A.'s prime rate for the term thereof. The Congress Talcott Factoring Agreement expired on its terms on November 14, 1998, pursuant to notice of non-renewal given by the Company on September 11, 1998.

      The Company entered into a Factoring Agreement with The CIT Group/Commercial Services, Inc. ("CIT Group") on September 17, 1998 (the "CIT Group Factoring Agreement"). Pursuant to the terms of the CIT Group Factoring Agreement, the Company, among other things: (i) has agreed to (a) assign to CIT Group its interest in all accounts receivable arising from the sale of inventory or rendition of services (the "Accounts"), including those under any trade names, through any divisions and through any selling agent, and (b) pay CIT Group a factoring fee of (1) 0.6% of the gross face amount of the Accounts, with a minimum commission of $3 per invoice and $48,000 per annum, (2) an additional 1/4 of 1% of the gross face amount of each Account for each 30-day period or part thereof by which the longest terms of sale applicable to such Account exceed 90 days, and (3) an additional 1% of the gross face amount of all Accounts arising from sales to customers located outside the United States; and
(ii) may (a) request advances (which advances shall be made at the CIT Group's sole discretion) on the net purchase price of the Accounts, and (b) pay interest on such advances at the rate of 0.5% above The Chase Manhattan Bank's prime rate for the term thereof. The CIT Group Factoring Agreement remains effective until termination by either party. CIT Group may terminate the CIT Group Factoring Agreement (i) at any time, upon 60 days' prior written notice or (ii) immediately without prior written notice, upon the occurrence of an Event of Default (as such term is defined in the CIT Group Factoring Agreement). The Company may terminate the CIT Group Factoring Agreement on any September 30th, upon 60 days' prior written notice.

      In connection with the purchase in 1996 of the woven fabric inventory from Andrex Industries Corp. ("Andrex"), the Company issued a promissory note to Andrex which bears interest at the rate of 6% per annum, pursuant to which the Company, commencing on May 1, 1996 and continuing through May 1, 2000, is required to make five annual debt payments of $282,800 to Andrex. In order to meet the $282,800 debt payments that were due on May 1, 1996, May 1, 1997 and May 1, 1998, Robert A. Levinson, the Chief Executive Officer of the Company, made loans to the Company on such dates of $370,000, $300,000 and $50,000, respectively, which loans bear interest at a rate of 6% per annum. No repayment date has yet been set for these loans. Mr. Levinson has also agreed to continue to personally support the Company's cash requirements to enable it to meet its current obligations through December 31, 1998; in this regard, Mr. Levinson made loans to the Company in the third quarter of 1998 in an aggregate amount of $325,000, which loans bear interest at a rate of 6% per annum. No repayment date has yet been set for these loans. The Company also plans to continue to aggressively market and sell its woven fabric products. Although there can be no assurances that these measures will be successful, the Company believes that its current operations and the financial arrangements described above will provide sufficient liquidity to fund the Company's operations for 1998.

Seasonality

      The Company's Woven Fabrics Division business is seasonal and typically realizes higher revenues and operating income in the first and fourth calendar quarters, which, considering the standard lead time required by the fashion industry to manufacture apparel, would correspond respectively to the autumn and spring retail selling seasons.

Year 2000 Issue

      Computer programmers and other designers of equipment that use microprocessors have long abbreviated dates by eliminating the first two digits of the year. The "Year 2000 Issue" stems from the concern that as the year 2000 approaches, many computer and equipment systems may be unable to distinguish those years which begin with the numerals "20" from those years which begin with the numerals "19," and, as a result, may not accurately process certain date-based information. This inaccuracy could cause a variety of significant operational problems for businesses.

      The Company has completed a comprehensive review of its computer and equipment systems to identify the systems that could be affected by the Year 2000 Issue. The Company is utilizing both internal and external resources to modify or replace the affected portions of these systems and to test the new and modified systems for Year 2000 compliance. The Company expects that its internal Year 2000 compliance plan will be fully implemented by December 1998. The Company estimates that its past and future expenditures to ensure that its computer and equipment systems are fully Year 2000 compliant will not exceed $10,000.

      Although the Company's Year 2000 compliance plan has not been fully implemented, the Company does not believe that the Year 2000 Issue will pose operational problems for its internal computer and equipment systems or have a material adverse effect on the Company's results of operation, liquidity or financial condition. There can be no assurances given in this regard, however; if the Company's Year 2000 compliance plan is not fully implemented in a timely manner, or if the systems do not operate as expected, then the Year 2000 Issue could have a material adverse effect on the Company's results of operation, liquidity or financial condition.

      The Company has determined that its computer and equipment systems do not interface with the computer and equipment systems of any of its major suppliers, customers or financial institutions. However, the Company recognizes that the Year 2000 Issue is relevant to all parties with which it has business relations, including its suppliers, customers and financial institutions, as well as businesses such as utility and telecommunications companies, and is considering contacting its major suppliers, customers and financial institutions in order to determine whether the Year 2000 Issue will impact the ability of those companies to transact business with the Company in the Year 2000 and beyond. There can be no assurances that the Company's principal suppliers, customers or financial institutions will achieve Year 2000 compliance in a timely manner. The inability of the Company's principal suppliers, customers or financial institutions to become Year 2000 compliant in a timely manner could have a material adverse effect on the Company's results of operation, liquidity or financial condition.

      At present, the Company does not have a contingency plan in place to specifically cover the Year 2000 Issue. The Company will closely monitor the progress of its Year 2000 compliance plan, and will develop a Year 2000 contingency plan if and when it appears substantially likely that the Company or any of its major suppliers, customers or financial institutions will not achieve Year 2000 compliance in a timely manner.

                           PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8 - K.

(a) The following exhibits are included herein:

Exhibit 10 - Factoring Agreement, dated September 17, 1998, between the Company and The CIT Group/Commercial Services, Inc.

Exhibit 27 - Financial Data Schedule (Article 5), included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the balance sheets and statements of operations and deficit as of and for the three months ended September 30, 1998, and is qualified in its entirety by reference to such financial statements.

No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LEVCOR INTERNATIONAL, INC.


Date  November 16, 1998                  /s/ Rudolph E. Bremser
      ------------------------           -------------------------------------
                                             Rudolph E. Bremser
                                             Treasurer and
                                             Chief Financial Officer