Form 10KSB
period 1998-12-31
LEVCOR INTERNATIONAL INC
filed 1999-03-31
CIK 76094

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

For the fiscal year ended December 31, 1998

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

                         Commission file number 811-3584

                           LEVCOR INTERNATIONAL, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer In Its Charter)

            Delaware                                           06-0842701
-----------------------------------------  -------------------------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                          Identification Number)

             1071 Avenue of the Americas, New York, New York 10018
             -----------------------------------------------------
                    (Address of Principal Executive Offices)

Issuer's telephone number (203) 264-7428

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.56 per share

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for past the 90 days. Yes |X| No |_|

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

      Issuer's revenues for the fiscal year ended December 31, 1998: 10,137,229.

      As at March 29, 1999, approximately 1,766,799 shares of Common Stock of the issuer were outstanding and the aggregate market value of the voting common stock held by non-affiliates, was approximately $993,824.44.

      Transitional Small Business Disclosure Format: Yes |_| No |X|

      Documents incorporated by reference: None

                                Table of Contents

                                                                            Page

PART I.........................................................................1

   Item 1.     DESCRIPTION OF BUSINESS.........................................1

   Item 2.     DESCRIPTION OF PROPERTY.........................................3

   Item 3.     LEGAL PROCEEDINGS...............................................4

   Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............5

PART II........................................................................6

   Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........6

   Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF  OPERATION......7

   Item 7.     FINANCIAL STATEMENTS............................................9

   Item 8.     CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND
   FINANCIAL DISCLOSURE.......................................................24

PART III......................................................................25

   Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. ........................25

   Item 10.    EXECUTIVE COMPENSATION.........................................27

   Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT.................................................................28

   Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................29

   Item 13.    EXHIBITS, LISTS AND REPORTS ON FORM 8-K........................29

                                    PART I.

Item 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

      Levcor International, Inc. (the "Company"), was incorporated in 1964 under the laws of the Islands of Bermuda and was reorganized in 1967 under the laws of the State of Delaware. In 1995, the Company changed its name from Pantepec International, Inc. to Levcor International, Inc.

      Since its incorporation, the Company has been engaged in the ownership of fractional interests in oil and gas wells and leases with respect thereto. In 1995, the Company acquired a woven fabric converting business that produces fabrics used in the production of apparel. This acquisition formed the basis of the Company's new line of business, the Looms Division, which concentrates on converting cotton and cotton-blend fabrics for sale to domestic apparel manufacturers. On October 1, 1997, the Company formed the Paradox Division, which specializes in converting pure-synthetic-fiber-fabrics for sale to domestic apparel manufacturers.

      With significantly reduced revenues from its oil and gas properties (a naturally diminishing asset), the operation of the Looms and Paradox Divisions (collectively, the "Woven Fabrics Division"), now comprise the Company's primary business focus and constitutes substantially all of the Company's revenues.

BUSINESS OF THE ISSUER

(A)   The Woven Fabrics Division

      The Woven Fabrics Division is engaged in converting textiles for sale to domestic apparel manufacturers. The converting process consists of (i) designing fabrics and commissioning textile mills to weave the greige fabric (i.e., undyed) according to the Company's specifications, and (ii) commissioning fabric finishers (i.e., dye plants) to dye, print and finish the greige fabric again according to the Company's specifications. The Company contracts with commercial transporters to deliver greige fabric from textile mills to dyers, and to deliver finished fabric from dyers to apparel manufacturers. The Company places orders for the sale of finished fabrics through its sales personnel and independent commissioned contractors.

      The raw materials used by the Woven Fabrics Division to fabricate textiles are typically a combination or blend of two or more fibers, such as rayon, acetate, polyester, cotton and flax. The principal suppliers of the greige fabric used by the Woven Fabrics Division during 1998 are JPS Converter and Industrial Corp., Duro Industries, Inc. and Stonecutter Mills. The primary dyers in the conversion process used by the Woven Fabrics Division are Pioneer Finishing, Texprint (GA), Inc., Priority Finishing Corp. and Cheraw Dyeing & Finishing.

      In 1998, Alfred Dunner, a manufacturer of women's apparel, accounted for $3,483,000 (approximately 34%) of the Woven Fabrics Division's sales revenues, and the Apparel Group, a manufacturer of women's apparel, accounted for $1,222,000 (approximately 12%) of the Woven Fabrics Division's sales revenues.

      In 1998, research and development expenses related to the Woven Fabrics Division, the costs of which were not passed on to the Company's customers, were approximately $149,000.

(B)   Ownership of Interests in Oil and Gas Wells

      At December 31, 1998, the Company held fractional interests in four wells located in the United States, owned pursuant to working interest ("WI") agreements. Such agreements, which were acquired in 1988 and 1989, provide that the Company is obligated to pay its proportionate share of the cost of developing and operating such wells and will be paid its proportionate share of any revenues derived from such wells only after all owners of royalty interests therein have been paid their proportionate share of any revenues derived from such wells. During 1998, the Company earned revenues and incurred production costs (exclusive of severance taxes) under the terms of such agreements of $30,185 and $25,197, respectively. Other than one well for which the Company acts as titular operator, the Company is not directly involved in operating any of such wells or in the marketing and sale of any oil and/or gas derived therefrom. Such operations and marketing activities are conducted by third parties, who typically have substantial interests in the wells, pursuant to the terms of operating agreements which provide that such third-party operators, for a fee, are responsible for the development and operation of such wells and the marketing and sale of the resources derived therefrom. During 1998, the Company's share of the fees payable to well operators for services performed pursuant to the terms of such agreements was approximately $7,000.

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

SEASONALITY

      The Company's Woven Fabrics Division business is seasonal, and typically realizes higher revenues and operating income in the first and fourth calendar quarters. Such seasonality, taking into account the standard lead time required by the fashion industry to manufacture apparel, corresponds respectively to the autumn and spring retail selling seasons.

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

      As of December 31, 1998, the Company's internal Year 2000 compliance plan was fully implemented at a cost of $1,100. The Company utilized both internal and external resources to modify or replace the affected portions of its computer and equipment systems and test the new and modified systems for Year 2000 compliance.

      The Company has determined that its computer and equipment systems do not interface with the computer and equipment systems of any of its major suppliers, customers or financial institutions. However, the inability of the Company's principal suppliers, customers or financial institutions to become Year 2000 compliant in a timely manner could have a material adverse effect on the Company's results of operation, liquidity or financial condition.

      The Company does not have a contingency plan in place to specifically cover the possibility that the Company's major suppliers, customers or financial institutions will not achieve Year 2000 compliance in a timely manner.

EMPLOYEES

      The Company currently employs ten persons, all of whom are employed full time. The Company relies on consultants for income tax, data processing, geological, sales and administrative services.

Item 2. DESCRIPTION OF PROPERTY.

The Woven Fabrics Division

      In connection with the acquisition of the Looms Division from Andrex Industries Corp., a New York corporation ("Andrex"), the Company entered into a three-year agreement with Andrex in May 1995, pursuant to which the Company leases office space located at 1071 Avenue of the Americas, 7th Floor, New York, New York 10018 from Andrex, and Andrex provides the Company with certain administrative services. On January 1, 1999, the agreement with Andrex was extended by the Company on a month to month basis. The Company's cost in 1998 for the lease of such property was $55,000.

Oil and Gas Properties

      The Company's oil and gas properties consist of WI in wells located in the State of Oklahoma. The Company has an interest in four wells, with an aggregate WI equivalent to 1.46 wells with an aggregate net revenue interest ("NRI") of
1.19 wells.

Item 3.LEGAL PROCEEDINGS.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On June 17, 1998, at the Annual Meeting of Stockholders of the Company, the stockholders (i) elected the following directors: Robert A. Levinson, John McConnaughy, and Edward H. Cohen; and (ii) ratified the appointment of Grant Thornton LLP as independent auditors of the Company for the year ended December 31, 1998.

                                    PART II.

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's common stock, par value $0.56 per share (the "Common Stock"), is traded in the "pink sheets" in the over-the-counter market under the symbol "LEVC". On March 29, 1999, the closing bid price of the Common Stock was $0.5625 per share. The Common Stock is traded sporadically and no established liquid trading market currently exists therefor.

      The following table sets forth the range of high and low bid prices in the "pink sheets" in the over-the-counter market for the periods indicated. Such quotations reflect inter-dealer prices or transactions solely between market-makers without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

                           Period                           Price
                           ------                           -----

           1998                               High                 Low
           ----                               ----                 ---
           First Quarter                       $3.25                $1.5
           Second Quarter                      $3.375               $1.5625
           Third Quarter                       $1.6875              $0.53125
           Fourth Quarter                      $1.875               $0.5

                           Period                           Price
                           ------                           -----

           1997                               High                 Low
           ----                               ----                 ---
           First Quarter                       $0.25                $0.0625
           Second Quarter                      $0.125               $0.0625
           Third Quarter                       $0.3125              $0.0156
           Fourth Quarter                      $1.00                $0.0156

Holders of Record

      As of March 29, 1999, there were approximately 6,514 holders of record of the Common Stock.

Dividend Policy

      The Company has not paid any cash dividends on the Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

      The Company's sales for the Woven Fabrics Division for 1998 were $10,104,570, an increase of $6,755,522 or 202% from $3,349,048 for 1997. The cost of sales of the Woven Fabrics Division in 1998 also increased 202%, to $6,000,267 from $2,974,072 for 1997. The gross profit on sales for the Woven Fabrics Division for 1998 was thus $1,130,231, an increase of $755,255 or 201% from $374,976 for 1997. The 1998 Woven Fabric Division's increase in sales, cost of sales and gross profit on sales were all due to the October 1997 introduction of a new line of fabrics, merchandised under the name "Paradox Fabrics." The gross loss on sales from oil and gas operations decreased by $32,138 in 1998 compared to 1997.

      The Company's total expenses for 1998 were $1,783,937, an increase of $1,098,085 or 160% from $685,852 for 1997. Such increase was due to: (i) an increase in selling expenses in the Woven Fabrics Division in 1998 of $792,735 or 258% as compared to 1997, and (ii) an increase in general and administrative expenses of $305,350 or 81% as compared to 1997, predominant among such increase being increases in salaries, benefits, payroll taxes, factor fees and interest expenses, primarily related to the Paradox division.

      As a result of the foregoing net losses for 1998 were $659,488, an increase of $308,218 or 88%, from net losses of $351,270 for 1997.

Liquidity and Capital Resources

      The Company entered into a Discount Factoring Agreement with Congress Talcott Corporation ("Congress Talcott") as of November 14, 1997 (the "Congress Talcott Factoring Agreement"). Pursuant to the terms of the Congress Talcott Factoring Agreement, the Company, among other things: (i) had agreed to assign to Congress Talcott its interest in all receivables derived from the sale of woven fabrics produced by the Woven Fabrics Division, and pay Congress Talcott a commission of 0.6% of the gross amount on such receivables, with a minimum commission of $4,000 for each and every month of the term thereof; and (ii) was entitled to request advances up to 90% of the net purchase price of the receivables, and pay interest on such advances at the rate of 0.5% above CoreStates Bank, N.A.'s prime rate for the term thereof. The Congress Talcott Factoring Agreement expired pursuant to its terms on November 14, 1998.

      The Company entered into a Factoring Agreement with The CIT Group/Commercial Services, Inc. ("CIT Group") on September 17, 1998 (the "CIT Group Factoring Agreement"). Pursuant to the terms of the CIT Group Factoring Agreement, the Company, among other things: (i) has agreed to assign to CIT Group its interest in all accounts receivable arising from the sale of inventory or rendition of services (the "Accounts"), including those under any trade names, through any divisions and through any selling agent, and pay CIT Group a factoring fee of 0.6% of the gross face amount of the Accounts, with a minimum commission of $3 per invoice and $48,000 per annum, an additional 1/4 of 1% of the gross face amount of each Account for each 30-day period or part thereof by which the longest terms of sale applicable to such Account exceed 90 days, and an additional 1% of the gross face amount of all Accounts arising from sales to customers located outside the United States; and (ii) may request advances (which advances shall be made at the CIT Group's sole discretion) on the net purchase price of the Accounts, and pay interest on such advances at the rate of 0.5% above The Chase Manhattan Bank's prime rate for the term thereof. The CIT Group Factoring Agreement remains effective until termination by either party. CIT Group may terminate the CIT Group Factoring Agreement at any time, upon 60 days' prior written notice or immediately without prior written notice, upon the occurrence of an Event of Default (as such term is defined in the CIT Group Factoring Agreement). The Company may terminate the CIT Group Factoring Agreement on any September 30th, upon 60 days' prior written notice.

      In connection with the purchase in 1996 of the woven fabric inventory from Andrex Industries Corp. ("Andrex"), the Company issued a promissory note to Andrex which bears interest at the rate of 6% per annum, pursuant to which the Company, commencing on May 1, 1996 and continuing through May 1, 2000, is required to make five annual payments of $282,800 to Andrex. In order to meet the $282,800 payments that were due on May 1, 1996, May 1, 1997 and May 1, 1998, Robert A. Levinson, the Chief Executive Officer of the Company, made loans to the Company on such dates of $370,000, $300,000 and $50,000, respectively, which loans bear interest at a rate of 6% per annum. No repayment date has yet been set for these loans. Mr. Levinson has also agreed to continue to personally support the Company's cash requirements to enable it to meet its current obligations through December 31, 1999; in this regard, Mr. Levinson made loans to the Company in the third quarter of 1998 in an aggregate amount of $225,000, which loans bear interest at a rate of 6% per annum. No repayment date has yet been set for these loans.

      The Company believes that cash generated from the Company's sale of woven fabrics produced by the Company's Woven Fabrics Division, the advances under the CIT Group Factoring Agreement, loans from Mr. Levinson (if needed) and, to a lesser extent, the proceeds from the sale of oil and gas from the Company's ownership interest in oil and gas wells will be sufficient to fund the Company's operations for 1999. The Company's unrestricted cash and cash equivalents at December 31, 1998 was $60,317, an increase of $18,274 from $42,043 at December 31, 1997

Item 7. FINANCIAL STATEMENTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
  Levcor International, Inc.

We have audited the accompanying balance sheet of Levcor International, Inc. as of December 31, 1998 and the related statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Levcor International, Inc. at December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP

GRANT THORNTON LLP

New York, New York
March 19, 1999

                           Levcor International, Inc.

                                  BALANCE SHEET

                                December 31, 1998


                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                      $    60,318
     Accounts receivable                                                  4,963
     Due from factor                                                     66,563
     Inventories                                                      1,411,100
     Prepaid expenses                                                     6,369
                                                                    -----------
              Total current assets                                    1,549,313

PLANT AND EQUIPMENT, net of accumulated
    depreciation of $5,576                                               15,973

OIL AND GAS PROPERTIES (using full cost
   method), net of accumulated depletion and
   depreciation of $878,818                                              11,665

INTANGIBLE ASSETS, net of accumulated
    amortization of $3,346                                               11,629
                                                                    -----------

                                                                    $ 1,588,580
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $ 2,003,549
   Current maturities of long-term debt                                 282,800
   Due to officer/shareholder                                           225,000
                                                                    -----------
              Total current liabilities                               2,511,349

LONG-TERM DEBT, less current maturities                                 282,800

DUE TO OFFICER/SHAREHOLDER                                              720,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Common stock - par value $ .56 per share; authorized,
       15,000,000 shares; issued and outstanding,
       1,764,299 shares                                                 988,007
   Capital in excess of par value                                     4,997,515
   Accumulated deficit                                               (7,911,091)
                                                                    -----------
                                                                     (1,925,569)
                                                                    -----------

                                                                    $ 1,588,580
                                                                    ===========

The accompanying notes are an integral part of this statement.

                           Levcor International, Inc.

                            STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                                         1998           1997
                                                     -----------    -----------

Sales - Woven Fabrics Division                       $10,104,570    $ 3,349,048
    Less cost of sales                                 8,974,339      2,974,072
                                                     -----------    -----------
         Gross profit                                  1,130,231        374,976
                                                     -----------    -----------
Sales - Oil and gas                                       30,185         43,123
    Less cost of sales                                    38,441         83,517
                                                     -----------    -----------
         Gross loss                                       (8,256)       (40,394)

    Interest income and royalties                          2,474
                                                     -----------    -----------
                                                       1,124,449        334,582
Expenses
    Selling expenses - Woven Fabrics Division
      Salaries, benefits and payroll taxes               762,813        147,405
      Commissions                                        142,518         55,382
      Other selling expenses                             195,231        105,040
                                                     -----------    -----------

                                                       1,100,562        307,827
    General and administrative expenses
      Salaries, benefits and payroll taxes               127,792         55,347
      Accounting and administrative fees                  58,319         58,138
      Audit fees                                          16,000         16,000
      Directors' fees and expenses                        (3,750)         5,000
      Factor fees                                         79,929         30,024
      Insurance                                           13,793         11,106
      Interest expense                                   272,520        155,927
      Legal fees                                          33,064         19,859
      Transfer agent fees                                  4,208          4,200
      Shareholders' communications                        22,262
      Other business taxes                                 4,868          2,949
      Other expenses                                      54,370         19,475
                                                     -----------    -----------
         Total general and administrative expenses       683,375        378,025
                                                     -----------    -----------
         Total expenses                                1,783,937        685,852
                                                     -----------    -----------
         NET LOSS                                    $  (659,488)   $  (351,270)
                                                     ===========    ===========
Net loss per common share - basic and diluted              $(.38)         $(.20)
                                                           =====          =====

Weighted average number of shares outstanding          1,753,979      1,733,439
                                                     ===========    ===========

The accompanying notes are an integral part of these statements.

                           Levcor International, Inc.

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

                     Years ended December 31, 1998 and 1997

                                             Common stock          Capital in
                                      --------------------------  excess of par   Accumulated
                                        Shares         Amount         value          deficit
                                      -----------    -----------   -----------    -----------
Balances at December 31, 1996           1,723,499    $   964,394   $ 5,003,566    $(6,900,333)
Shares issued for services rendered        10,000          5,600          (600)
Net loss                                                                             (351,270)
                                      -----------    -----------   -----------    -----------

Balances at December 31, 1997           1,733,499        969,994     5,002,966     (7,251,603)

Shares issued for services rendered        10,000          5,600          (600)
Stock options exercised                    20,800         12,413        (4,851)
Net loss                                                                             (659,488)
                                      -----------    -----------   -----------    -----------

Balances at December 31, 1998           1,764,299    $   988,007   $ 4,997,515    $(7,911,091)
                                      ===========    ===========   ===========    ===========

The accompanying notes are an integral part of this statement.

                           Levcor International, Inc.

                            STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                     1998           1997
                                                                 -----------    -----------
Cash flows from operating activities
    Net loss                                                     $  (659,488)   $  (351,270)
    Adjustments to reconcile net loss to net cash
      provided by operating activities
        Write-down of oil and gas properties                           5,333         47,520
        Depletion, depreciation and amortization                      14,805         15,415
        Services paid in common stock                                  5,000          5,000
        Changes in operating assets and liabilities,
           net of assets acquired
               Accounts receivable                                     4,689         (1,839)
               Due from factor                                       460,629       (182,689)
               Inventories                                           615,488     (1,150,268)
               Prepaid expenses                                        1,091          2,116
               Accounts payable and accrued expenses                (421,683)     1,665,127
                                                                 -----------    -----------
           Net cash provided by operating activities                  25,864         49,112
                                                                 -----------    -----------
Cash flows from investing activities
    Purchase of property and equipment and intangible asset           (7,351)       (29,173)
                                                                 -----------    -----------
           Net cash used in investing activities                      (7,351)       (29,173)
                                                                 -----------    -----------
Cash flows from financing activities
    Advances from officer/shareholder                                275,000        300,000
    Exercise of stock options                                          7,562
    Payment of long-term debt                                       (282,800)      (282,800)
                                                                 -----------    -----------
           Net cash (used in) provided by financing activities          (238)        17,200
                                                                 -----------    -----------
           NET INCREASE IN CASH AND
               CASH EQUIVALENTS                                       18,275         37,139
Cash and cash equivalents at beginning of year                        42,043          4,904
                                                                 -----------    -----------
Cash and cash equivalents at end of year                         $    60,318    $    42,043
                                                                 ===========    ===========
Supplemental disclosures of cash flow information:
    Cash paid during the year for
       Interest                                                  $   272,520    $   155,927

The accompanying notes are an integral part of these statements.

                           Levcor International, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

NOTE A - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      1.    Nature of Operations and Liquidity

            Levcor International, Inc. (the "Company") is engaged in two industry segments: the ownership of fractional interests in oil and gas wells and leases with respect thereto; and the operation of a woven fabric converting business that produces fabrics used in the production of apparel. The Company sells its products to domestic customers.

            The Company continues to sustain substantial losses, which has adversely affected the Company's liquidity. The Company required cash advances from an officer/shareholder amounting to $275,000 and $300,000 to pay the debt payment and interest that was due on May 1, 1998 and 1997, respectively. The Company is also required to make another debt payment on May 1, 1999 amounting to approximately $283,000. An officer/shareholder of the Company has agreed to continue to personally support the Company's cash requirement to enable the Company to meet its current obligations through December 31, 1999 and fund future operations. In addition, the Company plans to aggressively market and sell its product and continue to contain costs. Although there can be no assurance that these measures will be successful, the Company believes that future operations and support from an officer/shareholder will provide sufficient liquidity to fund current operations.

      2.    Oil and Gas Properties

            The Company accounts for oil and gas properties using a lower of cost (full cost method) or market basis. The Company's oil and gas properties financial statement carrying value was determined using year-end oil and gas prices and operating costs in the individual local producing areas. These have been held constant throughout the life of the properties. Established decline rates have been used and projected net revenues have been discounted ten percent a year in arriving at the present value shown. Plugging and abandonment costs are assumed to be balanced by the sale of lease equipment. The present values are not necessarily indicative of values that would be realized on the sale of these properties.

                           Levcor International, Inc.

                           December 31, 1998 and 1997

NOTE A (continued)

      3.    Earnings (Loss) Per Share

            The computation of basic loss per share of common stock is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share include basic shares plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable upon exercise of stock options (see Note H). Diluted loss per share is considered equal to basic loss per share for all years presented, as the effect of other potentially dilutive securities would be antidilutive.

      4.    Property and Equipment

            Property and equipment are stated at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally by the straight-line method. Leasehold improvements and leasehold cost are amortized over the term of the lease or the service lives of the improvements, whichever is shorter. The costs of additions and improvements which substantially extend the useful life of a particular asset are capitalized. Repair and maintenance costs are charged to expense. Upon sale or disposal, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in income. Property and equipment are written off when they become fully depreciated.

            Depletion, depreciation and amortization for the year ended December 31, 1998 were $7,950, $3,900 and $2,950, respectively, and for the year ended December 31, 1997 were $13,400, $1,600 and $400, respectively.

      5.    Inventories

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

                           Levcor International, Inc.

                           December 31, 1998 and 1997

NOTE A (continued)

      6.    Research and Development

            Research and development costs are expensed as incurred. Such costs were approximately $150,000 and $0 in 1998 and 1997, respectively, and are included in cost of sales in the accompanying financial statements.

      7.    Taxes

            The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are recognized for the estimated future tax effects of the temporary differences between the financial reporting basis and tax basis of assets and liabilities.

            Deferred income taxes are recognized for the estimated future tax effects of the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

      8.    Statements of Cash Flows

            For purpose of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of less than three months at the date of purchase as cash equivalents.

      9.    Stock-Based Compensation Plans

            The Company maintains a stock option plan, as more fully described in Note H to the financial statements, accounted for using the "intrinsic value" method pursuant to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The fair value of options granted and the pro forma effects on the Company's net loss and net loss per share are disclosed pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

                           Levcor International, Inc.

                           December 31, 1998 and 1997

NOTE A (continued)

      10.   Use of Estimates in Financial Statements

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

NOTE B - OIL AND GAS PROPERTIES

      The Company holds various interests in oil and gas leases in the United States. At December 31, 1998 and 1997, the Company held interests in 4 wells located in Oklahoma having a total working interest equivalent of
      1.46 wells and a net revenue interest of 1.19 wells.

NOTE C - ACCOUNTS RECEIVABLE FACTORED

      Under a factoring agreement, the factor purchases the trade accounts receivable and assumes substantially all credit risks with respect to such accounts. The agreement allows the Company to obtain advances from the factor which bear interest at 1/2% above the bank's prime rate. The amounts owed to the Company from the factor earn no interest.

NOTE D - LONG-TERM DEBT

      Long-term debt at December 31, 1998 are as follows:

        Promissory note payable in five equal consecutive
          annual installments of $282,800, commencing on
          May 1, 1996. The note shall bear interest prior
          to maturity at the rate of 6% per annum.                      $565,600
        Less current maturities                                          282,800
                                                                        --------

                                                                        $282,800
                                                                        ========

                           Levcor International, Inc.

                           December 31, 1998 and 1997

NOTE E - RELATED PARTY TRANSACTIONS

      During 1998 and 1997, an officer/shareholder advanced $275,000 and $300,000, respectively, to the Company to pay current obligations. The amount bears interest at 6% and has no specified due date. Further, the officer/shareholder has agreed not to require payment of $720,000 prior to January 1, 2000.

NOTE F - INCOME TAXES

      At December 31, 1998, the Company had a net tax operating loss carryforward of approximately $6.3 million available to reduce taxable income in future years, expiration of which occurs between 1999 and 2012 at the following respective amounts each year: $468,000, $771,000, $564,000, $324,000, $690,000, $391,000, $317,000, $156,000, $147,000,
      $188,000, $133,000, $473,000, $881,000 and $284,000. $534,000 of this loss will expire in 2018. No assurance can be given as to the Company's ability to realize the net operating loss carryforwards. Additionally, the net operating loss carryforwards are subject to Internal Revenue Code Section 382, which limits the use of the net operating loss, if there is a change in ownership.

            A deferred tax asset for this net operating loss carryforward (approximately $2.1 million) was reduced to zero by a valuation allowance.

NOTE G - LITIGATION

      The Company's interests in the Kotaneelee field are represented in trust by Canada Southern in a statement of claim filed in the Canada court by Canada Southern against Amoco Canada Petroleum Company Limited and other parties, seeking forfeiture of the Kotaneelee field, damages and other relief for breach of fiduciary duty, relating to their responsibility to develop the field. On March 7, 1990, Canada Southern filed a statement of claim in the Canada Court against the Amoco-Dome Group, Columbia, Mobil and Esso seeking forfeiture of the Kotaneelee gas field, damages and other relief for breach of fiduciary duty (the "Forfeiture Action"). The Company was added as a party plaintiff to this action in November 1993. If such claim is upheld, the Company could recover a 2

                           Levcor International, Inc.

                           December 31, 1998 and 1997

NOTE G (continued)

      percent interest in the Kotaneelee field and damages. The defendants have contested the claim and Canada Southern is pursuing discovery and trial. Columbia filed a counterclaim seeking, if Canada Southern is successful in its claims, repayment from Canada Southern, the Company and Magellan Petroleum Corporation of all sums expended by Columbia on the Kotaneelee fields before Canada Southern, the Company and Magellan Petroleum Corporation are entitled to their interests. The trial commenced in September 1996, and is ongoing. Based on discovered evidence, Canada Southern has petitioned the Canada Court for leave to amend its complaint to add a claim that the defendants failed to develop the field in a timely manner.

      The field operator has entered into a contract for the sale of Kotaneelee gas. The Company believes that it is too premature to determine the impact, if any, that this contract may have on the status of these cases.

      The Company has been advised that under Canadian law certain costs (known as "taxable costs") of a litigation may be assessed against a nonprevailing party. Taxable costs consist primarily of attorney's and expert witness fees incurred during a trial. In addition, a judge in complex and lengthy trials has the discretion to increase an award of taxable costs.

      On October 27, 1989, in the Court of Queens Bench of Alberta, Judicial District of Calgary, Canada (the Canada Court), Canada Southern filed a statement of claim against the Amoco-Dome Group, Columbia, Mobil Oil Canada Ltd. ("Mobil") and Esso Resources of Canada Ltd. ("Esso") seeking a declaratory judgment regarding two issues relating to the Kotaneelee field: (1) whether interest accrues on the carried interest account, which is the account for costs recoverable by the working interest parties prior to such time as the carried interest parties are entitled to participate in revenues derived from the field's activities (Canada Southern maintains it does not), and (2) whether expenditures for gathering lines and dehydration equipment are expenditures chargeable to the carried interest account (Canada Southern maintains they are). Mobil, Esso and Columbia have filed answers essentially agreeing to the granting of the relief requested by Canada Southern. The Amoco-Dome group has now admitted one of two claims, i.e., that interest does not accrue on the carried interest account.

                           Levcor International, Inc.

                           December 31, 1998 and 1997

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

      As described in Note A-7, the Company has adopted the disclosure-only provisions of SFAS No. 123 and, accordingly, no compensation cost has been recognized for grants made under its stock option plan. Had compensation cost been determined based on the fair value at the grant date for stock option awards in 1998 and 1997 in accordance with the provisions of SFAS No. 123, the Company's net loss for 1998 and 1997 would have been increased by approximately $37,000 and $22,000, respectively, and the Company's net loss per share for 1998 and 1997 would have increased by approximately $.02 and $.01 per share, respectively. During the initial phase-in period of SFAS No. 123, such compensation may not be representative of the future effects of applying this statement.

      The weighted average fair value at date of grant for options granted during 1998 and 1997 was $1.50 and $.25 per option, respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for grants in:

                           Levcor International, Inc.

                           December 31, 1998 and 1997

NOTE H (continued)

                                                           1998         1997
                                                         --------     --------

      Risk-free interest rate                              6%           6%
      Expected life
          Employees                                      10 years     10 years
          Officers/directors                             10 years     10 years
      Expected volatility                                335%         200%

      The following table summarizes option activity for the years ended December 31, 1998 and 1997:

                                                         Incentive options
                                                         ------------------
                                                                   Weighted
                                                         Number     average
                                                           of      exercise
                                                         options     price
                                                         -------   --------

      Balance, December 31, 1996                         222,100     $.395

          Granted                                         12,000       .25
                                                         -------

      Balance, December 31, 1997                         234,100      .387

          Granted                                         55,000      .625
          Exercised                                      (20,800)     .363
          Forfeited                                       (5,000)     .300
                                                         -------

      Balance, December 31, 1998                         263,300     $.440
                                                         =======

      The following table summarizes information about stock options as of December 31, 1998:

                                     Options outstanding              Options exercisable
                              ------------------------------------   ----------------------
                                             Weighted
                                              average     Weighted                 Weighted
                                             remaining     average                  average
               Range of         Number      contractual   exercise     Number      exercise
            exercise prices   outstanding      life         price    exercisable     price
            ---------------   -----------   -----------   --------   -----------   --------
            $.25 to .$625       263,300        6.7         $.440      224,633        $.412
                                =======                               =======

                           Levcor International, Inc.

                           December 31, 1998 and 1997

NOTE I - COMMITMENTS

      The Company leases certain office space from a related party on a month-to-month basis for a monthly fee of approximately $9,000.

NOTE J - MAJOR CUSTOMERS

      For the year ended December 31, 1998, two customers of the Woven Fabrics Division accounted for 31% and 12% of sales and for the year ended December 31, 1997, one customer of the Woven Fabrics Division accounted for 12% of sales.

NOTE K - PLANT AND EQUIPMENT

      Property and equipment at December 31, 1998 are summarized as follows:

        Property and equipment                                          $21,549
        Less accumulated depreciation and amortization                   (5,576)
                                                                        -------

                                                                        $15,973
                                                                        =======

                           Levcor International, Inc.

                           December 31, 1998 and 1997

NOTE L - SEGMENT INFORMATION

      Segment information for December 31, 1998 and 1997 is as follows:

                                                       Woven
                                       Oil and gas    fabrics     Corporate     Consolidated
                                        --------    -----------   ---------     ------------
      1998
          Sales to external customers   $ 30,185    $10,104,570                 $10,134,755
          Segment profit (loss)           (8,256)        29,669   $(680,901)       (659,488)
          Interest expense                                          272,520         272,520
          Segment assets                  15,492      1,521,894      51,194       1,588,580

      1997
          Sales to external customers   $ 43,123    $ 3,349,048                 $ 3,392,171
          Segment profit (loss)          (40,394)        67,149   $(378,025)       (351,270)
          Interest expense                                          155,927         155,927
          Segment assets                  29,355      2,586,581      49,053       2,664,989

Item 8. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                   PART III.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      The following table sets forth information concerning each of the directors and executive officers of the Company:

Names                                Age              Position
-----                                ---              --------

Robert A. Levinson                   73               Chairman of the Board,
                                                      President and Secretary
John McConnaughy                     69               Director
Edward H. Cohen                      60               Director
Rudolph E. Bremser                   67               Treasurer

      Robert A. Levinson has been the Chairman of the Board, President and Secretary of the Company since June 1989. From 1979 until May 1, 1995, Mr. Levinson was the Chairman of the Board of Directors of Andrex Industries Corp., a company engaged in textile manufacturing and processing. Mr. Levinson is a member of the Advisory Board of The National Dance Institute and The Harlem School of the Arts, is Vice Chairman of the Board of Directors of The National Committee of U.S.-China Relations Inc. and is the President and Chairman of the Board of Directors of Carlyle Industries, Inc. (formerly known as Belding Hemingway Corp.).

      John McConnaughy has been a director of the Company since June 1989. Mr. McConnaughy is Chairman and Chief Executive Officer of JEMC Corporation, a company engaged in exploring investment opportunities. From 1981 until his retirement in 1992, Mr. McConnaughy was the Chairman of the Board and Chief Executive Officer of GEO International Corporation, a company engaged in screen printing and oil services. Mr. McConnaughy also served as President of GEO International Corporation from 1985 until his retirement in 1992. Mr. McConnaughy serves as a director of Riddell Sports, Inc., Adrien Arpel, Inc., Mego Corporation, Transact International, Inc., Wave Systems Corp. (formerly known as Cryptologies International Inc.) and DeVlieg-Bullard, Inc.

      Edward H. Cohen has been a director of the Company since June 1998. Mr. Cohen is a Senior Partner at Rosenman & Colin LLP, a law firm. Mr. Cohen also serves as a director of Franklin Electronic Publishers, Inc., a designer and developer of electronic products, Phillips-Van Heusen Corporation, a manufacturer and retailer of apparel and footwear, and Merrimac Industries, Inc., a designer and producer of microwave and radio frequency components.

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

      The Company believes that, for the year ended December 31, 1998, it has complied with all filing requirements of Section 16(a) of the Securities Exchange Act of 1934 applicable to its officers, directors and greater-than-10% beneficial owners, except that Edward H. Cohen was delinquent in the filing of his Form 3.

Item 10. EXECUTIVE COMPENSATION.

      The following table summarizes all compensation awarded to, earned by, or paid to the President of the Company for services rendered in all capacities to the Company for each of the Company's last three fiscal years. No other executive officer of the Company received total salary and bonus in excess of $100,000 during any of the last three fiscal years.

Summary Compensation Table

                                        Annual                       Long-Term
                                     Compensation               Compensation Awards
                            ------------------------------   -------------------------
       Payouts
       -------
                                                 Other       Securities
Name and                                         Annual      Underlying    All Other
Principal                    Salary   Bonus   Compensation     Options    Compensation
Position             Year     ($)      ($)        ($)            (#)          ($)
------------------   ----   -------   -----   ------------   ----------   ------------
Robert A. Levinson   1998   $25,000   - 0 -       N/A            N/A          N/A
   Chairman and      1997   $25,000   - 0 -       N/A            N/A          N/A
   President         1996   $25,000   - 0 -       N/A            N/A          N/A

Aggregated Option Exercises in Last Fiscal
Year and Fiscal Year End Option Value Table

                                             Number of
                                             Securities       Value of
                                             Underlying     Unexercised
                                            Unexercised     in-the-Money
                                              Options         Options
                      Shares                 at Fiscal       at Fiscal
                     Acquired               Year-End(#)     Year-End($)
                        On       Value     -------------   -------------
                     Exercise   Realized    Exercisable/    Exercisable/
Name                     #         $       Unexercisable   Unexercisable
----                 --------   --------   -------------   -------------
Robert A. Levinson      N/A       N/A      187,500/- 0 -   300,938/- 0 -

Compensation of Directors

      Directors who are not salaried employees of the Company receive an annual fee of $2,500 and an annual grant (in January) of options to purchase the number of shares of Common Stock derived by dividing $1,500 by the fair market value of a share of Common Stock on the date of grant. In 1998, no options were granted to non-employee directors.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information as of March 29, 1999 with respect to the number of shares of the Common Stock beneficially owned by:
(i) each person known to the Company to be the beneficial owner of more than five percent of the Common Stock; (ii) each of the directors of the Company; and
(iii) all of the directors and executive officers of the Company as a group. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder. A person is deemed to beneficially own a security if he has or shares the power to vote or dispose of the security or has the right to acquire it within 60 days.

                                          Amount and Nature
                                            of Beneficial        Percent of
Name and Address                              Ownership            Class
----------------                          ------------------     ----------

Robert A. Levinson
     1071 Avenue of the Americas
     New York, NY 10018                       353,175(1)           17.7%

John McConnaughy
     1011 High Ridge Road
     Stamford, CT 06905                       28,775(2)             1.4%

Edward H. Cohen, Esq.
     c/o Rosenman & Colin
     575 Madison Avenue
     New York, NY 10022                       87,250(3)             4.4%

Rudolph Bremser
     342 B Heritage Village
     Southbury, CT 06488                       6,667(4)              *

All directors and executive
     officers as a group (4 persons)          475,867(5)           23.9%

----------

*   Less than 1% of class.

(1) Includes 187,500 shares of Common Stock subject to currently exercisable options.

(2) Includes 18,800 shares of Common Stock subject to currently exercisable options.

(3) Includes 82,250 shares owned by Rosenman & Colin LLP, of which Mr. Cohen is a partner.

(4) Includes 1,667 shares of Common Stock subject to currently exercisable options.

(5) Includes 207,967 shares of Common Stock subject to currently exercisable options.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In connection with the payments which the Company was required to make in 1996 and 1997 relating to the purchase of inventory pursuant to its purchase of the Looms Division from Andrex, Mr. Levinson made the following loans to the
Company: (1) on May 1, 1996 for $370,000; (2) on May 1, 1997 for $300,000; (3)
on May 1, 1998 for $50,000; and (4) during the third quarter of 1998 for $225,000, all of which bear interest at the rate of 6% per annum. No repayment date has yet been set for any of these loans.

Item 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements:

      The following Financial Statements of the Company are included in Part II,
Item 7 of this report.

      Report of Grant Thornton, LLP, Independent Auditors

      Balance Sheet at December 31, 1998

      Statements of Operations for the Years
        Ended December 31, 1998 and 1997

      Statement of Stockholders' Deficiency for the Years Ended December 31, 1998
        and 1997

      Statements of Cash Flows for the Years
        Ended December 31, 1998 and 1997

      Notes to Financial Statements

(a)(2)            Exhibits:

      The following exhibits are included in this report:

Exhibit                                Description
-------     --------------------------------------------------------------------

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

10.3 Discount Factoring Agreement, dated November 14, 1997, between the Company and Congress Talcott Corporation, incorporated herein by reference to the Company's Form 10-KSB/A filed on April 17, 1998.

10.4 Guarantee and Waiver, dated November 14, 1997, by Robert A. Levinson to the Discount Factoring Agreement, dated November 14, 1997, between the Company and Congress Talcott Corporation, incorporated herein by reference to the Company's Form 10-KSB/A filed on April 17, 1998.

10.5 Factoring Agreement, dated September 17, 1998, between the Company and the CIT Group/Commercial Services, Inc., incorporated herein by reference to the Company's Form 10-QSB filed on November 16, 1998.

27 Financial Data Schedule (Article 5) included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the Company's balance sheets and statements of operations dated as of and for the year ended December 31, 1998, and is qualified in its entirety by reference to such financial statements.

----------

+ Compensatory plan or arrangement required to be filed as an exhibit hereto.

(b) Reports on Form 8-K:

      None

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVCOR INTERNATIONAL, INC.

By /s/ Robert A. Levinson
   --------------------------
    Robert A. Levinson
    Chairman of the Board,
    President and Secretary                                       March 31, 1999

By /s/ Rudolph E. Bremser
   --------------------------
   Rudolph E. Bremser
   Treasurer (Chief Financial
   and Accounting Officer)                                        March 31, 1999

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert A. Levinson            Chairman of the Board;          March 31, 1999
-----------------------------     President; Secretary; Director
Robert A. Levinson

/s/ John McConnaughy
-----------------------------     Director                        March 31, 1999
John McConnaughy

/s/ Edward H. Cohen               Director                        March 30, 1999
-----------------------------
Edward H. Cohen