Form 10QSB
period 1999-03-31
LEVCOR INTERNATIONAL INC
filed 1999-05-17
CIK 76094

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended 3/31/99

|_| Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to ______________

Commission file number 811-3584

                           Levcor International, Inc.
-------------------------------------------------------------------------------

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

Yes |X|       No |_|

As of May 11, 1999, 1,766,799 shares of the issuer's common stock, par value $.56 per share, were outstanding.

Transitional Small Business Disclosure Format(check one):  Yes |_|   No |X|

                                Table of Contents

                                                                        Page

Part I....................................................................1

    Item 1. Financial Statements
            Balance Sheet as of March 31, 1999 (Unaudited)................1

            Statements of Operations for the
            Three Months Ended March 31, 1999 and
            March 31, 1998 (Unaudited)....................................2

            Statements of Cash Flows for the
            Three Months Ended March 31, 1999 and
            March 31, 1998 (Unaudited)....................................3

            Notes to Financial Statements (Unaudited).....................4

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operation..................5

Part II...................................................................8

    Item 6. Exhibits and Reports on Form 8-K .............................8

    Signatures............................................................9

    Exhibit 27...........................................................10

                                     PART I.

ITEM 1.     FINANCIAL STATEMENTS

                           Levcor International, Inc.

                                  BALANCE SHEET

                                 March 31, 1999

                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalent                                         $     8,206
   Accounts receivable                                                   85,976
   Due from factor                                                      400,799
   Inventories                                                        2,235,750
   Prepaid expenses                                                       3,890
                                                                    -----------
      Total current assets                                            2,734,621

PLANT AND EQUIPMENT, net of accumulated depreciation of $6,653           14,896

OIL AND GAS PROPERTIES (using full cost method), net of                  10,973
   accumulated depletion and depreciation of $879,510

INTANGIBLE ASSETS, net of accumulated amortization of $4,059             10,880
                                                                    -----------
                                                                    $ 2,771,370
                                                                    ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $ 3,052,955
   Current maturities of long-term debt                                 282,800
   Due to officer/stockholder                                           225,000
                                                                    -----------
      Total current liabilities                                       3,560,755

LONG TERM DEBT, less current maturities                                 282,800

DUE TO OFFICER/STOCKHOLDER                                              720,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
      Common stock - par value $.56 per share; authorized
        15,000,000 shares, outstanding 1,766,799 shares                 988,642

      Capital in excess of par value                                  5,001,880

      Accumulated deficit                                            (7,782,707)
                                                                    -----------
                                                                     (1,792,185)
                                                                    -----------
                                                                    $ 2,771,370
                                                                    ===========


The accompanying note is an integral part of these statements.

                            Levcor International, Inc

                            STATEMENTS OF OPERATIONS

                      For the Three Months Ended March 31,

                                   (Unaudited)

                                                          1999          1998
                                                      -----------   -----------
Revenue
   Sales - Woven Fabrics Division                     $ 3,146,558   $ 5,586,201
   Less cost of sales                                   2,592,805     4,889,482
                                                      -----------   -----------

      Gross profit                                        553,753       696,719
                                                      -----------   -----------

   Sales - Oil and gas                                      5,798         9,101
   Less cost of sales                                       3,570         9,066
                                                      -----------   -----------

      Gross profit                                          2,228            35
                                                      -----------   -----------

            Total gross profit                            555,981       696,754

Expenses
   Selling expenses - Woven Fabrics Division
     Salaries, benefits and payroll taxes                 203,430       214,307
     Commissions                                           10,965        64,578
     Other selling expenses                                24,459        65,167
                                                      -----------   -----------

            Total selling expenses                        238,854       344,052

   General and administrative expenses
     Salaries, benefits and payroll taxes                  39,328        14,134
     Accounting and administrative fees                    28,398        32,692
     Audit fees                                             4,250         8,000
     Directors' fees and expenses                           1,250         1,250
     Factor's fees                                         20,520        35,867
     Insurance                                              3,237         1,590
     Interest expense                                      76,286        92,795
     Legal fees                                             7,500         2,500
     Transfer agent fees                                    1,050         1,058
     Other business taxes                                   3,110            10
     Other expenses                                         3,814        25,653
                                                      -----------   -----------

            Total general and administrative expenses     188,743       215,549
                                                      -----------   -----------

            Total expenses                                427,597       559,601
                                                      -----------   -----------

            NET EARNINGS                                  128,384       137,153

Accumulated deficit - beginning of year                (7,911,091)   (7,251,603)
                                                      -----------   -----------
Accumulated deficit - end of quarter                   (7,782,707)   (7,114,450)
                                                      -----------   -----------
Average number of shares outstanding                    1,765,549     1,738,499
                                                      -----------   -----------
Net earnings per common share                         $      0.07   $      0.08
                                                      ===========   ===========

The accompanying note is an integral part of these statements.

                           Levcor International, Inc.

                            STATEMENTS OF CASH FLOWS

                      For the Three Months Ended March 31,

                                   (Unaudited)

                                                               1999           1998
                                                           -----------    -----------
Cash flows from operating activities
      Net earnings                                         $   128,384    $   137,153
      Adjustments to reconcile net earnings to
        net cash used in operating activities
         Depletion and depreciation                              2,518          4,088
         Services paid in common stock                           5,000          5,000

      Changes in operating assets and
         liabilities, net of assets acquired
             Accounts receivable                               (81,013)       (15,028)
             Due from factor                                  (334,236)      (773,193)
             Inventories                                      (824,650)       829,339
             Prepaid expenses                                    2,479            379
             Accounts payable and accrued expenses           1,049,406       (218,230)
                                                           -----------    -----------

         Net cash used in operating activities                 (52,112)       (30,492)
                                                           -----------    -----------

Cash flows from investing activities
      Purchase of property and equipment and
        intangible assets                                           --         (3,043)
                                                           -----------    -----------

         Net cash used in investing activities                      --         (3,043)
                                                           -----------    -----------

    NET (DECREASE) IN CASH AND CASH EQUIVALENTS                (55,112)       (33,535)

      Cash and cash equivalents at beginning of year            60,318         42,043
                                                           -----------    -----------
      Cash and cash equivalents at end of quarter          $     8,206    $     8,508
                                                           ===========    ===========
      Supplemental disclosures of cash flow information:
         Cash paid during the quarter for Interest         $    76,286    $    92,795

The accompanying note is an integral part of these statements.

                           Levcor International, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        Three Months Ended March 31, 1999

                                   (UNAUDITED)

NOTE 1. The accompanying financial statements of Levcor International, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations:

      The Company's sales for the Woven Fabrics Division for the three months ended March 31, 1999 were $3,146,558, a decrease of $2,439,643 or 44%, from
$5,586,201 for the same period in 1998. The cost of sales of the Woven Fabrics Division in the first quarter of 1999 also decreased 47%, from $4,889,482 in 1998 to $2,592,805 in 1999. The gross profits on sales for the Woven Fabrics Division for the first three months of 1999 was thus $553,753, a decrease of $142,966, or 21% from $696,719 for the same period in 1998. The first quarter 1999 Woven Fabric Division's decrease in sales, cost of sales and gross profits on sales were due to the close-out sale in the 1998 quarter of cotton fabric lines which had a lessor gross profit as a percentage of sales than the blended fiber fabrics which sales predominated in 1999's first quarter. Partially offsetting the Woven Fabrics Division decrease in gross profits for the first three months of 1999 was an increase of $2,193 in sales, less the cost of sales from oil and gas operations in the first three months of 1999 compared to the same period in 1998.

      The Company's total expenses for the first quarter of 1999 were $427,597, a decrease of $132,004 or 24%, from $559,601 in the same period in 1998. Such decrease was due to: (i) a decrease in selling expenses of the Woven Fabrics Division in the first quarter of 1999 of $105,198, or 31%, compared to the same period in 1998, and (ii) a decrease in general and administrative expenses in the first quarter of 1999 of $26,806, or 12%, compared to the same period in 1998, predominant among such decrease being decreases in commissions, factor fees and interest expenses.

      As a result of the foregoing, the Company reflected a net profit of $128,384 in the first three months of 1999 compared to a net profit of $137,153 for the same period in 1998.

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

      Mr. Levinson also made loans to the Company in the third quarter of 1998 in an aggregate amount of $225,000 to supplement its cash requirements, which loans bear interest at a rate of 6% per annum. No repayment date has yet been set for these loans.

      Mr. Levinson has also agreed to continue to personally support the Company's cash requirements to enable it to meet its current obligations through December 31, 1999.

      The Company believes that cash generated from the Company's sale of woven fabrics produced by the Company's Woven Fabrics Division, the advances under the CIT Group Factoring Agreement, loans from Mr. Levinson (if needed) and, to a lesser extent, the proceeds from the sale of oil and gas from the Company's ownership interest in oil and gas wells will be sufficient to fund the Company's operations for 1999. The Company's unrestricted cash and cash equivalents at March 31, 1999 was $8,206, a decrease of $52,112 from $60,318 at December 31, 1998.

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

      As of December 31, 1998, the Company's internal Year 2000 compliance plan was fully implemented at a cost of $1,100. The Company had utilized both internal and external resources to modify or replace the affected portions of its computer and equipment systems and test the new and modified systems for Year 2000 compliance. The Company has determined that its computer and equipment systems do not interface with the computer and equipment systems of any of its major suppliers, customers or financial institutions. However, the inability of the Company's principal suppliers, customers or financial institutions to become Year 2000 compliant in a timely manner could have a material adverse effect on the Company's results of operation, liquidity or financial condition. The Company does not have a contingency plan in place to specifically cover the possibility that the Company's major suppliers, customers or financial institutions will not achieve Year 2000 compliance in a timely manner.

                                    PART II.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K.

(a)   The following exhibits are included herein:

      Exhibit 27 - Financial Data Schedule (Article 5), included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the balance sheets and statements of operations and deficit as of and for the three months ended March 31, 1999, and is qualified in its entirety by reference to such financial statements.

(b) No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVCOR INTERNATIONAL, INC.

Date   May 12, 1999                   /s/ Robert A. Levinson
       ----------------------         ----------------------------
                                      Robert A. Levinson
                                      Chairman of the Board,
                                      President and Secretary


Date   May 12, 1999                   /s/ Rudolph E. Bremser
       ----------------------         ----------------------------
                                      Rudolph E. Bremser
                                      Treasurer