Form 10QSB
period 1999-06-30
LEVCOR INTERNATIONAL INC
filed 1999-08-16
CIK 76094

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    6/30/99
                               -------------

|_|   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to ______________

Commission file number                 811-3584
                      ----------------------------------------------------------

                           Levcor International, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                06-0842701
-------------------------------                ---------------------------------
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

Yes |X|        No |_|

As of August 12, 1999, 2,166,799 shares of the issuer's common stock, par value $.56 per share, were outstanding.

Transitional Small Business Disclosure Format(check one): Yes |_| No |X|

                                Table of Contents

                                                                     Page

Part I..................................................................1

        Item 1.   Financial Statements
                  Balance Sheet as of June 30, 1999 (Unaudited).........1

                  Statements of Operations for the
                  Six Months Ended June 30, 1999 and
                  June 30, 1998 (Unaudited).............................2

                  Statements of Operations for the
                  Three Months Ended June 30, 1999 and
                  June 30, 1998 (Unaudited).............................3

                  Statements of Cash Flows for the
                  Six Months Ended June 30, 1999 and
                  June 30, 1998 (Unaudited).............................4

                  Note to Financial Statements (Unaudited)..............5

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operation..........6

Part II................................................................10

        Item 6.   Exhibits and Reports on Form 8-K.....................10

Signatures.............................................................11

Exhibit 27.............................................................12

                                     PART I.

ITEM 1.           FINANCIAL STATEMENTS

                           Levcor International, Inc.

                                  BALANCE SHEET

                                  June 30, 1999

                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                      $     9,758
     Accounts receivable                                                105,871
     Due from factor                                                     18,152
     Inventories                                                      1,408,906
     Prepaid expenses                                                    27,653
                                                                    -----------
         Total current assets                                         1,570,340

PLANT AND EQUIPMENT, net of accumulated
     depreciation of $7,730                                              15,688

OIL AND GAS PROPERTIES (using full cost method),
     net of accumulated depletion and depreciation of $880,182            6,501

INTANGIBLE ASSETS, net of accumulated amortization of $4,844             10,131
                                                                    -----------
                                                                    $ 1,602,660
                                                                    ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
     Accounts payable and accrued expenses                          $ 2,141,235
     Current maturities of long-term debt                               282,800
     Due to officer/stockholder                                         225,000
                                                                    -----------
         Total current liabilities                                    2,649,035

DUE TO OFFICER/STOCKHOLDER                                              720,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
         Common stock - par value $.56 per share; authorized
                 15,000,000 shares, outstanding 1,766,799 shares        988,642

         Capital in excess of par value                               5,001,880

         Accumulated deficit                                         (7,756,897)
                                                                    -----------
                                                                     (1,766,375)
                                                                    ===========
                                                                    $ 1,602,660
                                                                    ===========

The accompanying note is an integral part of these statements.

                           Levcor International, Inc.

                            STATEMENTS OF OPERATIONS

                        For the Six Months Ended June 30,

                                   (Unaudited)

                                                                     1999           1998
                                                                  -----------    -----------

Sales - Woven Fabrics Division                                    $ 6,720,908    $ 7,143,354
     Less cost of sales                                             5,742,383      6,293,666
                                                                  -----------    -----------
         Gross profit                                                 978,525        849,688
                                                                  -----------    -----------

Sales - Oil and gas                                                    12,647         17,118
     Less cost of sales                                                 7,062         16,757
                                                                  -----------    -----------
         Gross profit                                                   5,585            361
                                                                  -----------    -----------
                  Total gross profit                                  984,110        850,049

Expenses
     Selling expenses - Woven Fabrics Division
        Salaries, benefits and payroll taxes                          405,622        418,053
        Commissions                                                    19,531         78,582
        Other selling expenses                                         78,181        120,265
                                                                  -----------    -----------
                  Total selling expenses                              503,334        616,900

     General and administrative expenses
        Salaries, benefits and payroll taxes                           77,737         27,929
        Accounting and administrative fees                             29,295         29,300
        Audit fees                                                     14,165         16,000
        Directors' fees and expenses                                    2,500         (6,250)
        Factor's fees                                                  47,225         51,728
        Insurance                                                       6,473          6,529
        Interest expense                                              119,307        141,775
        Legal fees                                                     15,000          7,563
        Transfer agent fees                                             2,100          2,108
        Shareholders' communications                                       --         14,460
        Other business taxes                                            3,287          2,280
        Other expenses                                                  9,493         25,427
                                                                  -----------    -----------
                  Total general and administrative expenses           326,582        318,849
                                                                  -----------    -----------
                  Total expenses                                      829,916        935,749

                  NET EARNINGS (LOSS)                             $   154,194    $   (85,700)
                                                                  ===========    ===========

Accumulated deficit - beginning of year                           $(7,911,091)   $(7,251,603)
                                                                  -----------    -----------
Accumulated deficit - end of second quarter                       $(7,756,897)   $ 7,337,303
                                                                  ===========    ===========

Average number of shares outstanding                                1,765,966)     1,747,249
                                                                  -----------    -----------

Net earnings (loss) per common share                                   $ 0.09         ($0.05)
                                                                       ======         ======

The accompanying note is an integral part of these statements.

                            Levcor International, Inc

                            STATEMENTS OF OPERATIONS

                       For the Three Months Ended June 30,

                                   (Unaudited)

                                                                 1999            1998
                                                              -----------    -----------

Sales - Woven Fabrics Division                                $ 3,574,350    $ 1,557,153
     Less cost of sales                                         3,149,578      1,404,184
                                                              -----------    -----------
         Gross profit                                             424,772        152,969
                                                              -----------    -----------

Sales - Oil and gas                                                 6,849          8,017
     Less cost of sales                                             3,492          7,691
                                                              -----------    -----------
         Gross profit                                               3,357            326
                                                              -----------    -----------
                  Total gross profit                              428,129        153,295

Expenses
     Selling expenses - Woven Fabrics Division
        Salaries, benefits and payroll taxes                      202,192        203,746
        Commissions                                                 8,566         14,004
        Other selling expenses                                     39,972         55,098
                                                              -----------    -----------
                  Total selling expenses                          250,730        272,848

     General and administrative expenses
        Salaries, benefits and payroll taxes                       38,409         13,795
        Accounting and administrative fees                         14,647         (3,392)
        Audit fees                                                  9,915          8,000
        Directors' fees and expenses                                1,250         (7,500)
        Factor's fees                                              26,705         15,861
        Insurance                                                   3,236          4,939
        Interest expense                                           43,021         48,980
        Legal fees                                                  7,500          5,063
        Transfer agent fees                                         1,050          1,050
        Shareholders communications                                    --         14,460
        Other business taxes                                          177          2,270
        Other expenses                                              5,679           (226)
                                                              -----------    -----------
                  Total general and administrative expenses       151,589        103,300
                                                              -----------    -----------
                  Total expenses                                  402,319        376,148

                  NET EARNINGS (LOSS)                         $    25,810    $  (222,853)
                                                              ===========    ===========

Accumulated deficit - beginning of quarter                    $(7,782,707)   $(7,114,450)
Accumulated deficit - end of quarter                          $(7,756,897)   $(7,337,303)
                                                              ===========    ===========

Average number of shares outstanding                            1,766,799      1,753,899
                                                              -----------    -----------

Net earnings (loss) per common share                               $ 0.01         ($0.13)
                                                                   ======         ======

The accompanying note is an integral part of these statements.

                           Levcor International, Inc.

                            STATEMENTS OF CASH FLOWS

                        For the Six Months Ended June 30,

                                   (Unaudited)

                                                                                   1999         1998
                                                                                 ---------    ---------

Cash flows from operating activities
         Net earnings (loss)                                                     $ 154,194    $ (85,700)
         Adjustments to reconcile net earnings (net loss) to net
          cash used in operating activities
             Depletion and depreciation                                              5,016        7,838
             Services paid in common stock                                           5,000        5,000

        Changes in operating assets and liabilities, net of assets acquired
                   Accounts receivable                                            (100,908)      (8,375)
                   Due from factor                                                  48,411      472,309
                   Inventories                                                       2,194      705,601
                   Prepaid expenses                                                (21,284)      (9,195)
                   Accounts payable and accrued expenses                           137,686     (879,587)
                                                                                 ---------    ---------
             Net cash provided by operating activities                             230,309      207,891
                                                                                 ---------    ---------

Cash flows from investing activities
        Purchase of property and equipment and intangible assets                    (1,869)      (9,200)
        Sale of oil and gas properties                                               3,800           --
                                                                                 ---------    ---------
             Net cash provided by (used in) investing activities                     1,931       (9,200)
                                                                                 ---------    ---------

Cash flows from financing activities
        Advances from shareholder                                                       --       50,000
        Exercise of stock options                                                       --        7,562
        Payment of long-term debt                                                 (282,800)    (282,800)
                                                                                 ---------    ---------
             Net cash (used in) financing activities                              (282,800)    (225,238)
                                                                                 ---------    ---------

                NET (DECREASE) IN CASH AND CASH EQUIVALENTS                        (50,560)     (26,547)

        Cash and cash equivalents at beginning of year                              60,318       42,043
                                                                                 =========    =========

        Cash and cash equivalents at end of quarter                              $   9,758    $  15,496
                                                                                 =========    =========
        Supplemental disclosures of cash flow information:
             Cash paid during the quarter for Interest                           $ 119,307    $ 141,775

The accompanying note is an integral part of these statements.

                           Levcor International, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                         Six Months Ended June 30, 1999

                                   (Unaudited)

NOTE 1. The accompanying financial statements of Levcor International, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations:

      Six months ended June 30, 1999 as compared to six months ended June 30, 1998.

      The Company's sales for the Woven Fabrics Division for the six months ended June 30, 1999 were $6,720,908, a decrease of $422,446 or 6%, from $7,143,354 for the same period in 1998. The cost of sales of the Woven Fabrics Division in the first half of 1999 was $5,742,383, a decrease of 9% from $6,293,666 in 1998. The gross profits on sales for the Woven Fabrics Division for the first six months of 1999 was thus $978,525, an increase of $128,837, or 15% from $849,688 for the same period in 1998. The first half 1998 Woven Fabric Division's sales were augmented by the close out sale of cotton fabric lines. The 1999 increase in gross profit was due to the lower gross profit on the close-out sale than the sales of blended fiber fabrics, which predominated in 1999's first half. Added to the Woven Fabrics Division increase in gross profits for the first six months of 1999 was an increase of $5,224 in gross profit from oil and gas operations in the first six months of 1999 compared to the same period in 1998.

      The Company's total expenses for the first half of 1999 were $829,916, a decrease of $105,833 or 11%, from $935,749 in the same period in 1998. Such decrease was due to the net of: (i) a decrease in selling expenses of the Woven Fabrics Division in the first half of 1999 of $113,566, or 18%, compared to the same period in 1998, predominate among such decrease was the decrease in commissions resulting from the reduction in sales executed through outside sales agents; and (ii) an increase in general and administrative expenses in the first half of 1999 of $7,733 or 2%, predominate among such increase was increased salaries, benefits and payroll taxes.

      As a result of the foregoing, the Company reflected a net profit of $154,194 in the first six months of 1999 compared to a net loss of $85,700 for the same period in 1998.

      Three months ended June 30, 1999 as compared to three months ended June 30, 1998.

      The Company's sales for the Woven Fabrics Division for the three months ended June 30, 1999 were $3,574,350 an increase of $2,017,197, or 130% from
$1,557,153 for the same period in 1998. The cost of sales of the Woven Fabrics Division in the second quarter of 1999 was $3,149,578, an increase of 124% from $1,404,184 in 1998. The gross profit on sales for the Woven Fabrics Division for the three months ended June 30, 1999 was thus $424,772, an increase of $271,803 or 178% from $152,969 for the same period in 1998. The second quarter 1999 Woven Fabrics Division's increase in sales and gross profit margin on sales reflected the concentration by the Company on blended fiber fabrics rather than the cotton fabric lines. Added to the Woven Fabrics Division increase in gross profits for the three months ended June 30, 1999 was an increase of $3,031 in gross profit from oil and gas operations in the second quarter of 1999 compared to the same period in 1998.

      The Company total expenses for the second quarter of 1999 were $402,319, an increase of $26,171, or 7%, from $376,148 in the same period in 1998. Such increase was due to the net of: (i) a decrease in selling expenses of the Woven Fabrics Division in the second quarter of 1999 of $22,118, or 8%, compared to the same period in 1998; and (ii) an increase in general and administrative expenses in the second quarter of 1999 of $48,289, or 38% compared to the same period in 1998, predominate among such increase was increased salaries, benefits, payroll taxes and factor fees.

      As a result of the foregoing, the Company reflected a net profit of $25,810 in the second three months of 1999 compared to a net loss of $222,853 for the same period in 1998.

Liquidity and Capital Resources

      The Company entered into a Discount Factoring Agreement with Congress Talcott Corporation ("Congress Talcott") as of November 14, 1997 (the "Congress Talcott Factoring Agreement"). Pursuant to the terms of the Congress Talcott Factoring Agreement, the Company, among other things: (i) assigned to Congress Talcott its interest in all receivables derived from the sale of woven fabrics produced by the Woven Fabrics Division, and paid Congress Talcott a monthly commission of 0.6% of the gross amount on such receivables, with a minimum commission of $4,000; and (ii) was entitled to request advances up to 90% of the net purchase price of the receivables, and pay interest on such advances at the rate of 0.5% above CoreStates Bank, N.A.'s prime rate for the term thereof. The Congress Talcott Factoring Agreement expired pursuant to its terms on November 14, 1998.

      The Company entered into a Factoring Agreement with The CIT Group/Commercial Services, Inc. ("CIT Group") on September 17, 1998 (the "CIT Group Factoring Agreement"). Pursuant to the terms of the CIT Group Factoring Agreement, the Company, among other things: (i) assigned to CIT Group its interest in all accounts receivable arising from the sale of inventory or rendition of services (the "Accounts"), including those under any trade names, through any divisions and through any selling agent, and pays CIT Group a factoring fee of 0.6% of the gross face amount of the Accounts, with a minimum commission of $3 per invoice and $48,000 per annum, an additional 1/4 of 1% of the gross face amount of each Account for each 30-day period or part thereof by which the longest terms of sale applicable to such Account exceed 90 days, and an additional 1% of the gross face amount of all Accounts arising from sales to customers located outside the United States; and (ii) may request advances (which advances shall be made at the CIT Group's sole discretion) on the net purchase price of the Accounts, and pay interest on such advances at the rate of 0.5% above The Chase Manhattan Bank's prime rate for the term thereof. The CIT Group Factoring Agreement remains effective until termination by either party. CIT Group may terminate the CIT Group Factoring Agreement at any time, upon 60 days' prior written notice or immediately without prior written notice, upon the occurrence of an Event of Default (as such term is defined in the CIT Group Factoring Agreement). The Company may terminate the CIT Group Factoring Agreement on any September 30th, upon 60 days' prior written notice.

      In connection with the purchase in 1996 of the woven fabric inventory from Andrex Industries Corp. ("Andrex"), the Company issued a promissory note to Andrex, which bears interest at the rate of 6% per annum, pursuant to which the Company, commencing on May 1, 1996 and continuing through May 1, 2000, is required to make five annual payments of $282,800 to Andrex. In order to meet the $282,800 payments that were due on May 1, 1996, May 1, 1997 and May 1, 1998, Robert A. Levinson, the Chief Executive Officer of the Company, made loans to the Company on such dates of $370,000, $300,000 and $50,000, respectively, which loans bear interest at a rate of 6% per annum. No repayment date has yet been set for these loans.

      Mr. Levinson also made loans to the Company in each of 1998 and 1999 in an aggregate amount of $225,000 and $500,000 respectively, to supplement its cash requirements, which loans bear interest at a rate of 6% per annum. No repayment date has yet been set for these loans.

      On July 26, 1999, Mr. Levinson and the Company entered into an agreement whereby Mr. Levinson agreed to accept 400,000 shares of the Common Stock of the Company, in full and final satisfaction of the loan made to the Company in July of 1999 in the principal amount of $500,000.

      Mr. Levinson has also agreed to continue to personally support the Company's cash requirements to enable it to meet its current obligations through December 31, 1999.

      The Company believes that cash generated from the Company's sale of woven fabrics produced by the Company's Woven Fabrics Division, the advances under the CIT Group Factoring Agreement, loans from Mr. Levinson (if needed) and, to a lesser extent, the proceeds from the sale of oil and gas from the Company's ownership interest in oil and gas wells will be sufficient to fund the Company's operations for 1999. The Company's unrestricted cash and cash equivalents at June 30, 1999 was $9,758, a decrease of $50,560 from $60,318 at December 31, 1998.

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

                                    PART II.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K.

(a)   The following exhibits are included herein:

      Exhibit 27 - Financial Data Schedule (Article 5), included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the balance sheets, statements of operations and statements of cash flow as of and for the six months ended June 30, 1999, and is qualified in its entirety by reference to such financial statements.

(b) No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LEVCOR INTERNATIONAL, INC.


Date  August 13, 1999                            /s/ Robert A. Levinson
     ---------------------------             -------------------------------
                                             Robert A. Levinson
                                             Chairman of the Board,
                                             President and Secretary


Date  August 13, 1999                            /s/ Rudolph E. Bremser
     ---------------------------             -------------------------------
                                             Rudolph E. Bremser
                                             Treasurer