Form 10QSB
period 1999-09-30
LEVCOR INTERNATIONAL INC
filed 1999-11-22
CIK 76094

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended     9/30/99
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

Yes |X|  No  |_|

As of November 22, 1999, 2,166,799 shares of the issuer's common stock, par value $.56 per share, were outstanding.

Transitional Small Business Disclosure Format(check one): Yes |_|  No |X|

                                Table of Contents

                                                                            Page
                                                                            ----

Part I........................................................................1

    Item 1. Financial Statements
            Balance Sheet as of September 30, 1999 (Unaudited)................1

            Statements of Operations for the
            Nine Months Ended September 30, 1999 and
            September 30, 1998 (Unaudited)....................................2

            Statements of Operations for the
            Three Months Ended September 30, 1999 and
            September 30, 1998 (Unaudited)....................................3

            Statements of Cash Flows for the
            Nine Months Ended September 30, 1999 and
            September 30, 1998 (Unaudited)....................................4

            Note to Financial Statements (Unaudited)..........................5

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operation......................7

Part II......................................................................11

    Item 6. Exhibits and Reports on Form 8-K ................................11

Signatures...................................................................12

Exhibit 27...................................................................13

                                     PART I.

ITEM 1. FINANCIAL STATEMENTS

                           Levcor International, Inc.

                                  BALANCE SHEET
                               September 30, 1999
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                        $    49,732
   Accounts receivable                                                  111,893
   Due from factor                                                    1,231,098
   Inventories                                                        2,757,277
   Prepaid expenses                                                      60,619
                                                                    -----------

      Total current assets                                            4,210,619

PLANT AND EQUIPMENT, net of accumulated
   depreciation of $8,881                                                14,739

OIL AND GAS PROPERTIES (using full cost method),
   net of accumulated depletion and depreciation of $881,214              5,469

ASSETS HELD FOR RESALE                                                  942,450

INTANGIBLE ASSETS, net of accumulated amortization of $6,843             15,378
                                                                    -----------
                                                                    $ 5,188,655
                                                                    ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $ 3,038,931
   Current maturities of long-term debt                               1,617,544
   Due to officer/stockholder                                           190,000
                                                                    -----------
      Total current liabilities                                       4,846,475

LONG TERM DEBT, less current maturities                                 612,450

DUE TO OFFICER/STOCKHOLDER                                            1,170,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
      Common stock - par value $.56 per share;
      authorized 15,000,000 shares,
      outstanding 2,166,799 shares                                    1,213,407

      Capital in excess of par value                                  5,277,115

      Accumulated deficit                                            (7,930,792)
                                                                    -----------
                                                                     (1,440,270)
                                                                    -----------
                                                                    $ 5,188,655
                                                                    ===========

The accompanying notes are an integral part of these statements.

                           Levcor International, Inc.

                            STATEMENTS OF OPERATIONS

                     For the Nine Months Ended September 30,

                                   (Unaudited)

                                                       1999            1998
                                                   ------------    ------------

Sales - Woven Fabrics Division                     $ 10,706,682    $  8,227,546
   Less cost of sales                                 9,207,040       7,347,014
                                                   ------------    ------------
      Gross profit                                    1,499,642         880,532
                                                   ------------    ------------
Sales - Oil and gas                                      23,881          24,229
   Less cost of sales                                    12,968          26,046
                                                   ------------    ------------
      Gross profit (loss)                                10,913          (1,817)
                                                   ------------    ------------
            Total gross profit                        1,510,555         878,715

Expenses
   Selling expenses - Woven Fabrics Division
     Salaries, benefits and
       payroll taxes                                    850,330         624,813
     Commissions                                         30,417         103,130
     Other selling expenses                             105,975         153,224
                                                   ------------    ------------
            Total selling expenses                      986,722         881,167

   General and administrative expenses
     Salaries, benefits and payroll taxes               114,074          41,909
     Accounting and administrative fees                 102,840          43,942
     Audit fees                                          24,082          16,000
     Directors' fees and expenses                         3,750          (5,000)
     Factor's fees                                       51,808          64,082
     Insurance                                            9,991          10,556
     Interest expense                                   182,210         216,605
     Legal fees                                          26,760          14,990
     Transfer agent fees                                  3,150           3,158
     Shareholders' communications                            --          22,262
     Other business taxes                                 3,582           2,287
     Other expenses                                      21,287          44,122
                                                   ------------    ------------
            Total general and administrative
              expenses                                  543,534         474,913
                                                   ------------    ------------
            Total expenses                            1,530,256       1,356,080

            NET (LOSS)                             $    (19,701)   $   (477,365)
                                                   ============    ============

Accumulated deficit - beginning of year            $ (7,911,091)   $ (7,251,603)
                                                   ------------
Accumulated deficit - end of third quarter         $ (7,930,792)   $ (7,728,968)
                                                   ============    ============

Average number of shares outstanding                  1,866,174       1,751,399
                                                   ------------

Net (loss) per common share                              ($0.01)         ($0.27)
                                                         ======          ======

The accompanying notes are an integral part of these statements.

                            Levcor International, Inc

                            STATEMENTS OF OPERATIONS

                    For the Three Months Ended September 30,

                                   (Unaudited)

                                                        1999           1998
                                                     -----------    -----------

Sales - Woven Fabrics Division                       $ 3,985,774    $ 1,084,192
   Less cost of sales                                  3,464,657      1,053,348
                                                     -----------    -----------
      Gross profit                                       521,117         30,844
                                                     -----------    -----------
Sales - Oil and gas                                       11,234          7,111
   Less cost of sales                                      5,906          9,289
                                                     -----------    -----------
      Gross profit (loss)                                  5,328         (2,178)
                                                     -----------    -----------
            Total gross profit                           526,445         28,666

Expenses
   Selling expenses - Woven Fabrics Division
     Salaries, benefits and payroll taxes                444,708        206,760
     Commissions                                          10,886         24,548
     Other selling expenses                               27,794         32,959
                                                     -----------    -----------
            Total selling expenses                       483,388        264,267

   General and administrative expenses
     Salaries, benefits and payroll taxes                 36,337         13,980
     Accounting and administrative fees                   73,545         14,642
     Audit fees                                            9,917             --
     Directors' fees and expenses                          1,250          1,250
     Factor's fees                                         4,583         12,354
     Insurance                                             3,518          4,027
     Interest expense                                     62,903         74,830
     Legal fees                                           11,760          7,427
     Transfer agent fees                                   1,050          1,050
     Shareholders communications                              --          7,802
     Other business taxes                                    295              7
     Other expenses                                       11,794         18,695
                                                     -----------    -----------
            Total general and administrative
              expenses                                   216,952        156,064
                                                     -----------    -----------
            Total expenses                               700,340        420,331
            NET (LOSS)                               $  (173,895)   $  (391,665)
                                                     ===========    ===========

Accumulated deficit - beginning of quarter           $(7,756,897)   $(7,337,303)

Accumulated deficit - end of quarter                 $(7,930,792)   $(7,728,968)
                                                     ===========    ===========

Average number of shares outstanding                   1,966,799      1,764,299
                                                     -----------    -----------

Net (loss) per common share                               ($0.09)        ($0.22)
                                                          ======         ======

The accompanying notes are an integral part of these statements.

                           Levcor International, Inc.

                            STATEMENTS OF CASH FLOWS

                     For the Nine Months Ended September 30,

                                   (Unaudited)


                                                         1999           1998
                                                     -----------    -----------

Cash flows from operating activities
         Net earnings (loss)                         $   (19,701)   $  (477,365)
         Adjustments to reconcile net earnings
           (net loss) to net
           cash used in operating activities
             Depletion and depreciation                    9,198         11,406
             Services paid in common stock                 5,000          5,000

        Changes in operating assets and
          liabilities, net of assets acquired
             Accounts receivable                        (106,930)        (7,456)
             Due from factor                          (1,164,535)       141,354
             Inventories                              (1,346,177)       456,117
             Prepaid expenses                            (54,250)        (6,138)
             Accounts payable and accrued expenses     2,335,126       (224,887)
                                                     -----------    -----------
         Net cash (used in) operating activities        (342,269)      (101,969)
                                                     -----------    -----------

Cash flows from investing activities
     Purchase of assets for resale                      (942,450)            --
     Purchase of property and equipment and
     intangible assets                                    (9,317)        (7,351)
      Sale of oil and gas properties                       3,800             --
                                                     -----------    -----------
         Net cash (used in) investing activities        (947,967)        (7,351)
                                                     -----------    -----------

Cash flows from financing activities
     Advances from shareholder                           450,000        375,000
     Exercise of stock options                           500,000          7,562
     Payment of long-term debt                           329,650       (282,800)
                                                     -----------    -----------
         Net cash provided by financing activities     1,279,650         99,762
                                                     -----------    -----------

      NET (DECREASE) IN CASH AND CASH EQUIVALENTS        (10,586)        (9,558)

     Cash and cash equivalents at beginning of year       60,318         42,043
                                                     -----------    -----------
      Cash and cash equivalents at end of quarter    $    49,732    $    32,485
                                                     ===========    ===========
     Supplemental disclosures of cash flow
       information:
         Cash paid during the quarter for Interest   $   182,210    $   216,605


The accompanying notes are an integral part of these statements.

                           Levcor International, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                      Nine Months Ended September 30, 1999

                                   (Unaudited)

NOTE 1. The accompanying financial statements of Levcor International, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

NOTE 2. The computation of basic loss per share of common stock is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share include basis shares plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable upon exercise of stock options. Diluted loss per share is considered equal to basic loss per share for all years presented, as the effect of other potentially dilutive securities would be antidilutive.

NOTE 3. On September 2, 1999, the Company entered into an Asset Purchase Agreement, dated September 2, 1999 (the "Purchase Agreement"), with Andrex Industries Corp. ("Andrex"), pursuant to which the Company purchased (1) Andrex's inventory (the "Inventory"); (2) Andrex's machinery and equipment (the "Machinery and Equipment"); (3) Andrex's furniture, fixtures and supplies located at 1071 Avenue of the Americas, New York, New York 10018; (4) Andrex's sales orders; and (5) Andrex's trade name "Andrex Knits".

         The purchase price comprised: (1) cash in the amount of $660,000 (funded by The CIT Group/Commercial Services, Inc. ("CIT Group"));
         (2) a promissory note ("Promissory Note 1"), in the principal amount of $282,450; and (3) a promissory note ("Promissory Note 2"), in the principal amount equal to the book value as of July 1, 1999 of the Inventory transferred to the Registrant, which promissory note is to be delivered to Andrex promptly following the valuation of the Inventory. Promissory Note 1 and Promissory Note 2 will both bear interest at 6% per annum and are due on April 1, 2001.

         The Company funded the $660,000 cash payment with a promissory note due to CIT Group with principal and interest payable in quarterly installments at 8.5%. Promissory Note 1 is to be paid down with proceeds from the sale of Machinery & Equipment, with interest accrued on outstanding balances. Promissory Note 2 is to be paid down with proceeds from the sale of the Inventory, with interest accrued on outstanding balances.

         The following summarized unaudited pro forma financial information for the nine month period ended September 30, 1999 and 1998 assumed the purchase of assets of Andrex as if it occurred as of January 1 of each year:

                                                     For the Nine Months Ended
                                                            September 30,
         Pro forma information
                                                   1999             1998
                                                 ---------         --------
         Net Sales                               $22,677,000      $32,534,000
         Net Loss                                $   453,000      $   905,000
         Loss per share -- basic and diluted     $    ($0.24)     $    ($0.52)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations:

      Nine Months ended September 30, 1999 as compared to nine months ended September 30, 1998.

      The Company's sales for the Woven Fabrics Division for the nine months ended September 30, 1999 were $10,706,682, an increase of $2,479,136 or 30%, from $8,227,546 for the same period in 1998. The cost of sales of the Woven Fabrics Division in the first nine months of 1999 was $9,207,040, an increase of 25% from $7,347,014 in 1998. The gross profits on sales for the Woven Fabrics Division for the first nine months of 1999 was thus $1,499,642, an increase of $619,110, or 70% from $880,532 for the same period in 1998. The acquisition (the "Acquisition") by Levcor of the Knits Division of Andrex Industries Corp. ("Andrex"), effective September 2, 1999, contributed to the improved revenue results in the nine month period ended September 30, 1999 compared to the same period in 1998. Added to the Woven Fabrics Division increase in gross profits for the nine months of 1999 was an increase of $12,730 in gross profits from oil and gas operations as compared to 1998.

      The Company's total expenses for the first nine months of 1999 were $1,530,256, an increase of $174,176 or 13%, from $1,356,080 in the same period in 1998. Such increase was due to the combined increases of: (i) selling expenses of the Woven Fabrics Division of $105,555, or 12%, compared to the same period in 1998; and (ii) an increase in general and administrative expenses of $68,621 or 14%; both such increases were predominantly due to increases in salaries, benefits and payroll taxes associated with the Acquisition.

      As a result of the foregoing, the Company reflected a net loss of $19,701 in the first nine months of 1999 compared to a net loss of $477,365 for the same period in 1998.

      Three months ended September 30, 1999 as compared to three months ended September 30, 1998.

      The Company's sales for the Woven Fabrics Division for the three months ended September 30, 1999 were $3,985,774 an increase of $2,901,582, or 268% from $1,084,192 for the same period in 1998. The cost of sales of the Woven Fabrics Division in the third quarter of 1999 was $3,464,657, an increase of 229% from $1,053,438 in 1998. The gross profit on sales for the Woven Fabrics Division for the three months ended September 30, 1999 was thus $521,117 an increase of $490,273 or 1,590% from $30,844 for the same period in 1998. The third quarter 1999 Woven Fabrics Division's increase in sales and gross profit margin on sales reflected the Acquisition. Added to the Woven Fabric Division increase in gross profit for the three months ended September 30, 1999 was an increase of $7,506 in gross profit from oil and gas operations in the third quarter of 1999 compared to the same period in 1998.

      The Company total expenses for the third quarter of 1999 were $700,340, an increase of $280,009, or 67%, from $420,331 in the same period in 1998. Such increase was due to the combined increase of: (i) selling expenses of the Woven Fabrics Division of $219,221, or 83%, compared to the same period in 1998; and (ii) an increase in general and administrative expenses in the third quarter of 1999 of $60,888, or 39% compared to the same period in 1998; both predominate among such increases was increases in salaries, benefits, payroll taxes and factor fees associated with the Acquisition.

      As a result of the foregoing, the Company reflected a net loss of $173,895 in the third quarter of 1999 compared to a net loss of $391,665 for the same period in 1998.

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

      In connection with the purchase in 1996 of the woven fabric inventory from Andrex, the Company issued a promissory note to Andrex, which bears interest at the rate of 6% per annum, pursuant to which the Company, commencing on May 1, 1996 and continuing through May 1, 2000, was required to make five annual payments of $282,800 to Andrex. In order to meet the $282,800 payments that were due on May 1, 1996, May 1, 1997 and May 1, 1998, Robert A. Levinson, the Chief Executive Officer of the Company, made loans to the Company on such dates of $370,000, $300,000 and $50,000, respectively, which loans bear interest at a rate of 6% per annum. On May 1, 1999, the Company from its own resources, made the required payment of $282,800; and on July 1, 1999, the Company prepaid the final installment of $282,800 due May 1, 2000, utilizing a portion of an additional loan given by Mr. Levinson on July 1, 1999 of $500,000.

      On July 26, 1999, Mr. Levinson and the Company entered into an agreement whereby Mr. Levinson agreed to accept 400,000 shares of the Common Stock of the Company, in full and final satisfaction of the loan made to the Company in July of 1999 in the principal amount of $500,000.

      In addition to the such loans by Mr. Levinson totaling $720,000 noted above, Mr. Levinson has also made loans to the Company in each of 1998 and 1999 in an aggregate amount of $225,000 and $415,000 respectively, to supplement its cash requirements. The total outstanding debt of the Company to Mr. Levinson is thus $1,360,000, which loans bear interest at a rate of 6% per annum. No repayment date has yet been set for these loans, except that $190,000 thereof are considered to be payable within one year.

      Mr. Levinson has also agreed to continue to personally support the Company's cash requirements to enable it to meet its current obligations through December 31, 1999.

      On September 2, 1999, the Company entered into an Asset Purchase Agreement, dated September 2, 1999 (the "Purchase Agreement"), with Andrex Industries Corp. ("Andrex"), pursuant to which the Company purchased (1) Andrex's inventory (the "Inventory"); (2) Andrex's machinery and equipment (the "Machinery and Equipment"); (3) Andrex's furniture, fixtures and supplies located at 1071 Avenue of the Americas, New York, New York 10018; (4) Andrex's sales orders; and (5) Andrex's trade name "Andrex Knits".

      The purchase price comprised: (1) cash in the amount of $660,000 (funded by The CIT Group/Commercial Services, Inc. ("CIT Group")); (2) a promissory note ("Promissory Note 1"), in the principal amount of $282,450; and (3) a promissory note ("Promissory Note 2"), in the principal amount equal to the book value as of July 1, 1999 of the Inventory transferred to the Registrant, which promissory note is to be delivered to Andrex promptly following the valuation of the Inventory. Promissory Note 1 and Promissory Note 2 will both bear interest at 6% per annum and are due on April 1, 2001.

      The Company funded the $660,000 cash payment with a promissory note due to CIT Group with principal and interest payable in quarterly installments at 8.5%. Promissory Note 1 is to be paid down with proceeds from the sale of Machinery & Equipment, with interest accrued on outstanding balances. Promissory Note 2 is to be paid down with proceeds from the sale of the Inventory, with interest accrued on outstanding balances.

      The Company believes that cash generated from the Company's sale of woven fabrics produced by the Company's Woven Fabrics Division, the sale of knit fabrics produced by the Company's newly acquired Knit Fabrics Division, the advances under the CIT Group Factoring Agreement, loans from Mr. Levinson (if needed) and, to a lesser extent, the proceeds from the sale of oil and gas from the Company's ownership interest in oil and gas wells will be sufficient to fund the Company's operations for 1999. The Company's unrestricted cash and cash equivalents at September 30, 1999 was $49,732, a decrease of $10,586 from $60,318 at December 31, 1998.

Seasonality

      The Company's Woven Fabrics Division business is seasonal, and typically realizes higher revenues and operating income in the first and fourth calendar quarters. Such seasonality, taking into account the standard lead time required by the fashion industry to manufacture apparel, corresponds respectively to the autumn and spring retail selling seasons. Andrex is a leading converter of knit fabrics, also for the apparel industry. The Acquisition is intended to lesson the seasonality of Levcor's business.

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

                                    PART II.

ITEM 6. Exhibits and Reports on Form 8 - K.

(a) The following exhibits are included herein:

      2.2 Asset Purchase Agreement (the "Purchase Agreement"), dated September 2, 1999, between the Company and Andrex Industries Corp. ("Andrex"), incorporated herein by reference to the Company's Current Annual Report on Form 8-K filed on September 17, 1999.

      27 Financial Data Schedule (Article 5), included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the balance sheets, statements of operations and statements of cash flow as of and for the Nine Months ended September 30, 1999, and is qualified in its entirety by reference to such financial statements.

(b)   1.    Company's Current Annual Report on Form 8-K regarding the
            September 2, 1999 acquisition of Andrex by the Company filed on September 17, 1999.

      2. An amendment to the Company's Current Annual Report on Form 8-K, filed on November 16, 1999, filing the Financial Statements of Andrex and the Pro Forma Financial Information.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LEVCOR INTERNATIONAL, INC.


Date    November 22, 1999                 Robert A. Levinson
        ----------------------         ----------------------------
                                       Robert A. Levinson
                                       Chairman of the Board,
                                       President and Secretary


Date    November 22, 1999                 Rudolph E. Bremser
        ----------------------         ----------------------------
                                       Rudolph E. Bremser
                                       Treasurer