Form 10KSB
period 1999-12-31
LEVCOR INTERNATIONAL INC
filed 2000-04-14
CIK 76094

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                            For the fiscal year ended
                                December 31, 1999

                             Commission File Number
                                    811-3584

                           Levcor International, Inc.
           (Exact name of the registrant as specified in its charter)

          Delaware                                               06-0842701
(State or other jurisdiction of                               (I.R.S. Employer
 Incorporation or organization)                              Identification No.)

                  462 Seventh Avenue, New York, New York 10018
                    (Address of principal executive offices)

                                 (203) 264-7428
                         (Registrant's telephone number)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None

        Securities registered pursuant Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.56 per share

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          |X|                    No           |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Issuer's revenues for the fiscal year ended December 31, 2000:
$13,955,858.

      As at April 12, 2000, approximately 2,317,299 shares of Common Stock of the issuer were outstanding and the aggregate market value of the voting common stock held by non-affiliates, was approximately $1,737,974.

      Transitional Small Business Disclosure Format: Yes |_|  No |X|

      Documents incorporated by reference: None

                                Table of Contents

                                                                           Page

PART I.......................................................................1
   Item 1.  DESCRIPTION OF BUSINESS..........................................1
     (A)  The Paradox Woven Division.........................................1
     (B)  The Andrex Knits Division..........................................2
     (C)  Ownership of Interests in Oil and Gas Wells........................2
   Item 2.  DESCRIPTION OF PROPERTY..........................................3
   Item 3.  LEGAL PROCEEDINGS................................................4
   Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............5
PART II......................................................................6
   Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........6
   Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF  OPERATION.......7
   Item 7.  FINANCIAL STATEMENTS.............................................9
   Item 8.  CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.............................26
PART III....................................................................27
   Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT......27
   Item 10. EXECUTIVE COMPENSATION..........................................29
   Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT......................................................30
   Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................31
   Item 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.........................31

                                     PART I.

Item 1. DESCRIPTION OF BUSINESS.

Business Development

      Levcor International, Inc. (the "Company") was incorporated in 1964 under the laws of the Islands of Bermuda and was reorganized in 1967 under the laws of the State of Delaware. In 1995, the Company changed its name from Pantepec International, Inc. to Levcor International, Inc.

      Since its incorporation, the Company has been engaged in the ownership of fractional interests in oil and gas wells and leases with respect thereto. In 1995, the Company acquired a woven fabric converting business that produces fabrics used in the production of apparel. This acquisition formed the basis of the Company's woven division, which concentrates on converting cotton and cotton-blend fabrics for sale to domestic apparel manufacturers. In 1997, the Company formed the Paradox Division, which specializes in converting pure-synthetic-fiber-fabrics for sale to domestic apparel manufacturers. To supplement the operation of the woven and Paradox divisions (collectively, the "Paradox Woven Division"), effective July 1, 1999 the Company purchased from Andrex Industries Corp. ("Andrex") its knit fabric and processing business that produces knit fabrics used in the production of apparel. That business now comprises the "Andrex Knit Division." The Paradox Woven Division and the Andrex Knit Division are together referred to as the "Fabric Divisions."

      With significantly reduced revenues from its oil and gas properties (a naturally diminishing asset), the operation of the Fabric Divisions now comprise the Company's primary business focus and constitute substantially all of the Company's revenues.

Business of the Issuer

(A) The Paradox Woven Division

      The Paradox Woven Division is engaged in converting woven textiles for sale to domestic apparel manufacturers. The converting process consists of (i) designing fabrics and commissioning textile mills to weave the greige fabric (i.e., undyed) according to the Company's specifications, and (ii) commissioning fabric finishers (i.e., dye plants) to dye, print and finish the greige fabric, again according to the Company's specifications. The Company contracts with commercial transporters to deliver greige fabric from textile mills to dyers. The Company places orders for the sale of finished fabrics through its sales personnel and independent commission agents.

      The raw materials used by the Paradox Woven Division to fabricate textiles are typically a combination or blend of two or more fibers, such as rayon, acetate, polyester, cotton and acrylic. The principal supplier of the greige fabric used by the Paradox Woven Division during 1999 is JPS Converter and Industrial Corp. The primary dyers in the conversion process used by the Paradox Woven Division are United Piece Dye Works, Inc. and Oxford Textiles.

      In 1999, Alfred Dunner, a manufacturer of women's apparel, accounted for $5,483,000 (approximately 63%) of the Paradox Woven Division's revenues.

      In 1999, research and development expenses related to the Paradox Woven Division, the costs of which were not passed on to the Company's customers, were approximately $148,000.

(B) The Andrex Knits Division

      The Andrex Knits Division is engaged in converting knit textiles for sale to domestic apparel manufactures. The converting process consists of (i) designing fabrics, purchasing yarns both dyed and undyed and commissioning knitting mills to knit the yarns into fabric according to the Company's specifications and (ii) commissioning fabric finishers to dye and/or print as necessary and finish the knit fabric again according to the Company's specifications. The Company contracts with commercial transporters to deliver yarn to knitting mills and knit fabrics from knitting mills to dyers/finishers. The Company places orders for the sale of finished fabrics through its sales personnel and independent commission agents.

      The yarns used by the Andrex Knits Division to fabricate textiles are typically a combination or blend of two or more fibers, such as rayon, acetate, polyester, cotton and acrylic. For the Andrex Knits Division, the principal suppliers of yarn during 1999 were Titan Textiles and Spectrum Fibers; the principal knitter of yarns during 1999 were Ramseur Knits and Fairfield Textiles; and the primary dyers in the conversion process were Champagne Dyers and Finishers and Patterson Laundry and Dying.

      In 1999, Alfred Dunner accounted for $2,610,000 (approximately 50%) of the Andrex Knits Division's revenues.

      In 1999, research and developments expenses related to the Andrex Knits Division, the costs of which were not passed on to the Company's customers, were approximately $4,000.

(C) Ownership of Interests in Oil and Gas Wells

      At December 31, 1999, the Company held fractional interests in four wells located in the United States, owned pursuant to working interest ("WI") agreements. Such agreements, which were acquired in 1988 and 1989, provide that the Company is obligated to pay its proportionate share of the cost of developing and operating such wells and will be paid its proportionate share of any revenues derived from such wells only after all owners of royalty interests therein have been paid their proportionate share of any revenues derived from such wells. During 1999, the Company earned revenues and incurred production costs (exclusive of severance taxes) under the terms of such agreements of $33,122 and $11,471, respectively. The Company acts as titular operator for the Wehrenberg 26-1 well. But is not directly involved in operating the well or in the marketing and sale of any oil and/or gas derived therefrom. Such operations and marketing activities are conducted by the actual operator who has a substantial interest in the well, pursuant to the terms of the operating agreement which provide that the operator, for a fee, is responsible for the development and operation of the well and the marketing and sale of the resources derived therefrom. During 1999, the Company's share of the fees payable to well operators for services performed pursuant to the terms of such agreements was approximately $4,500. Effective May 1, 1999, the Company sold its interests in a group of three wells for $3,800, which exceeded its book value.

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

Seasonality

      The business of both the Paradox Woven Division and the Andrex Knits Division is seasonal. The Paradox Woven Division typically realizes higher revenues and operating income in the first and fourth calendar quarters, while the Andrex Knits Division's realizations are in the second and third calendar quarters. Such seasonality takes into account the standard lead time required by the fashion industry to manufacture apparel which corresponds to their respective retail selling seasons.

Environmental Regulation

      Environmental laws and regulations of the jurisdictions in which the Company conducts business could potentially have a significant impact on the exploration for and development of natural resources by the Company. The Company believes that its operations are in compliance with all environmental laws and regulations applicable thereto.

Employees

      The Company currently employs twenty persons, all of whom are employed full time. The Company relies on consultants for income tax, data processing, geological, sales and administrative services.

Item 2. DESCRIPTION OF PROPERTY.

The Fabric Divisions

      On February 11, 2000, the Company relocated its office to 462 Seventh Avenue, 20th Floor, New York, New York 10018, pursuant to a seven-year lease ending January 21, 2007 at an annual rental of $162,500.

Oil and Gas Properties

      The Company's oil and gas properties consist of a 70% WI in one well located in the State of Oklahoma with a net revenue interest ("NRI") of 56%.

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

      On March 7, 1990, Canada Southern filed a statement of claim in the Canada Court against the Amoco-Dome Group, Columbia, Mobil and Esso seeking forfeiture of the Kotaneelee gas field, damages and other relief for breach of fiduciary duty (the "Forfeiture Action"). The Company was added as a party plaintiff to this action in November 1993. If such claim is upheld, the Company could recover a 2 percent interest in the Kotaneelee field and damages. The defendants have contested the claim and Canada Southern is pursuing discovery and trial. Columbia filed a counterclaim seeking, if Canada Southern is successful in its claims, repayment from Canada Southern, the Company and Magellan Petroleum Corporation of all sums expended by Columbia on the Kotaneelee fields before Canada Southern, the Company and Magellan Petroleum Corporation are entitled to their interests. The trial commenced in September 1996, and is ongoing. Based on recently discovered evidence, Canada Southern petitioned the Canada Court for leave to amend its complaint to add a claim that the defendants failed to develop the field in a timely manner.

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

The Company has been advised that under Canadian law certain costs (known as "taxable costs") of a litigation may be assessed against a nonprevailing party. Taxable costs consist primarily of attorney's and expert witness fees incurred during a trial. Effective September 1, 1998, the Alberta Rules of Court were amended to provide for a material increase in the costs which may be awarded to the prevailing party in matters before the Court. In addition, a judge in complex and lengthy trials has the discretion to increase an award of taxable costs.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                    PART II.

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's common stock, par value $0.56 per share (the "Common Stock"), is traded in the "pink sheets" in the over-the-counter market under the symbol "LEVC". On April 12, 2000, the closing bid price of the Common Stock was $0.75 per share. The Common Stock is traded sporadically and no established liquid trading market currently exists therefor.

      The following table sets forth the range of high and low bid prices in the "pink sheets" in the over-the-counter market for the periods indicated. Such quotations reflect inter-dealer prices or transactions solely between market makers without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

                  Period                               Price
                  ------                               -----

                                              High               Low
                                              ----               ---

      1999
      ----

      First Quarter                           $1.625           $0.9375
      Second Quarter                          $1.25            $0.4063
      Third Quarter                           $2.00            $1.1250
      Fourth Quarter                          $1.75            $0.7813

      1998
      ----

      First Quarter                           $0.25            $0.0625
      Second Quarter                          $0.125           $0.0625
      Third Quarter                           $0.3125          $0.0156
      Fourth Quarter                          $1.00            $0.0156

Holders of Record

      As of April 12, 2000, there were approximately 6,438 holders of record of the Common Stock.

Dividend Policy

      The Company has not paid any cash dividends on the Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The

Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

      The sales of the Fabric Divisions for 1999 were $13,900,323, an increase of $3,795,753 or 38%, from $10,104,570 for 1998. The cost of sales of the Divisions in 1999 was $11,953,473, an increase of 33% from $8,974,339 in 1998.
The gross profits on sales for the Divisions for 1999 was thus $1,946,850 an increase of $816,619, or 72% from $1,130,231 for 1998. Most of the increases are attributed to the operations of the Andrex Knit Division which commenced upon acquisition effective July 1, 1999. During 1999 there was also an increase of $60,756 in gross profits from oil and gas operations as compared to 1998.

      The Company's total expenses for 1999 were $2,502,793, an increase of $718,856 or 40%, from $1,783,937 in 1998. Such increase was due to the combined increases of: (i) selling expenses of the fabrics divisions of $458,299, or 42%, compared to 1998; and (ii) an increase in general and administrative expenses of $260,557 or 38%; both such increases were predominately due to increases in salaries, benefits and payroll taxes and professional fees and related expenses associated with the acquisition which created the Andrex Knits Division.

      As a result of the foregoing, the Company reflected a net loss of $481,030 in 1999 compared to a net loss of $659,488 for 1998.

Liquidity and Capital Resources

      The Company entered into a Factoring Agreement with the CIT Group/Commercial Services, Inc. ("CIT Group") on September 17, 1998 (the "CIT Group Factoring Agreement"). Pursuant to the terms of the CIT Group Factoring Agreement, the Company, among other things: (i) assigned to CIT Group its interest in all accounts receivable arising from the sale of inventory or rendition of services (the "Accounts"), including those under any trade names, through any divisions and through any selling agent, and pay CIT Group a factoring fee of 0.6% of the gross face amount of the Accounts, with a minimum commission of $3 per invoice and $48,000 per annum, an additional 1/4 of 1% of the gross face amount of each Account for each 30-day period or part thereof by which the longest terms of sale applicable to such Account exceed 90 days, and an additional 1% of the gross face amount of all Accounts arising from sales to customers located outside the United States; and (ii) may request advances (which advances shall be made at the CIT Group's sole discretion) on the net purchase price of the Accounts, and pays interest on such advances at the rate of 0.5% above The Chase Manhattan Bank's prime rate for the term thereof. The CIT Group Factoring Agreement remains effective until termination by either party. CIT Group may terminate the CIT Group Factoring Agreement at any time, upon 60 days' prior written notice or immediately without prior written notice, upon the occurrence of an Event of Default (as such term is defined in the CIT Group Factoring Agreement). The Company may terminate the CIT Group Factoring Agreement on any September 30th, upon 60 days' prior written notice.

      In connection with the purchase in 1996 of woven fabric inventory from Andrex, the Company issued a promissory note to Andrex, which bears interest at the rate of 6% per annum, pursuant to which the Company, commencing on May 1, 1996 and continuing through May 1, 2000, is required to make five annual payments of $282,800 to Andrex. In order to meet the $282,800 payments that were due on May 1, 1996, May 1, 1997 and May 1, 1998. Robert A. Levinson, the Chief Executive Officer of the Company, made loans to the Company on such dates of $370,000, $300,000 and $50,000, respectively, which loans bear interest at a rate of 6% per annum. On May 1, 1999, the Company from its own resources, made the required payment of $282,800; and on July 1, 1999, the Company prepaid the final installment of $282,800 due May 1, 2000, utilizing a portion of an additional loan given by Mr. Levinson on July 1, 1999 of $500,000.

      On July 26, 1999, Mr. Levinson and the Company entered into an agreement whereby Mr. Levinson agreed to accept 400,000 shares of the Common Stock of the Company, in full and final satisfaction of the loan made to the Company in July of 1999 in the principal amount of $500,000.

      Mr. Levinson has also agreed to continue to personally support the Company's cash requirements to enable it to meet its current obligations through December 31, 2000.

      On September 2, 1999, the Company entered into an Asset Purchase Agreement, dated September 2, 1999 (the "Purchase Agreement"), with Andrex, pursuant to which the Company purchased (1) Andrex's inventory; (2) Andrex's machinery and equipment; (3) Andrex's furniture, fixtures and supplies located at 1071 Avenue of the Americas, New York, New York 10018; (4) Andrex's sales orders; and (5) Andrex's trade name "Andrex Knits". The purchase price comprised: (1) cash in the amount of $660,000; (2) a promissory note ("Promissory Note 1") in the principal amount of $282,450; and (3) a promissory note ("Promissory Note 2") in the principal amount equal to the book value of July 1, 1999 of the inventory purchased by the Company, the valuation of which was initially agreed to be $1,214,750. The Promissory Notes both bear interest at 6% per annum and are due on April 1, 2001.

      The Company funded the $660,000 cash payment with a promissory note due to CIT Group bearing interest payable at 8.5%, principal being repayable with proceeds from the sale of the machinery and equipment purchased by the Company. At December 31, 1999 the remaining principal due to CIT Group was $77,500. Promissory Note 1 was to be repaid with the sale proceeds of the machinery and equipment once the CIT Group promissory note was repaid. Promissory Note 2, pursuant to the Purchase Agreement's Post-Closing Adjustment, was reduced to a balance of $948,036 at December 31, 1999 and is to be paid down with proceeds from the sale of the inventory purchased by the Company, with interest accrued on outstanding balances.

      The Company believes that cash generated from the Company's sale of woven fabrics produced by the Company's Paradox Woven Division, the sale of knit fabrics produced by the Company's newly formed Andrex Knits Division, the advances under the CIT Group Factoring Agreement, loans from Mr. Levinson (if needed) and, to a lesser extent, the proceeds from the sale of oil and gas from the Company's ownership interest in oil and gas wells will be sufficient to fund the Company's operations for 2000. The Company's unrestricted cash and cash equivalents at December 31, 1999 was $3,045, a decrease of $57,273 from $60,318 at December 31, 1998.

Item 7. FINANCIAL STATEMENTS REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
    Levcor International, Inc.

We have audited the accompanying balance sheet of Levcor International, Inc. as of December 31, 1999 and the related statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Levcor International, Inc. at December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.


GRANT THORNTON LLP

New York, New York
April 13, 2000

                           Levcor International, Inc.

                                  BALANCE SHEET

                                December 31, 1999

                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                       $     3,045
    Accounts receivable                                                  59,237
    Due from factor                                                          --
    Inventories                                                       2,322,988
    Prepaid expenses and other current assets                            62,514
                                                                    -----------
           Total current assets                                       2,447,784

PLANT AND EQUIPMENT, net of accumulated
   depreciation of $10,899                                               13,527

ASSESTS HELD FOR SALE                                                   412,200

OIL AND GAS PROPERTIES (using full cost
   method), net of accumulated depletion and
   depreciation of $881,888                                              40,836

INTANGIBLE ASSETS, net of accumulated
   amortization of $7,557                                                19,914
                                                                    -----------

                                                                    $ 2,934,261
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $ 2,830,874
   Current maturities of notes payable                                1,025,536
                                                                    -----------
           Total current liabilities                                  3,856,410

LONG TERM DEBT, less current maturities                                 259,450

DUE TO OFFICER/SHAREHOLDER                                              720,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Common stock - par value  $.56 per share; authorized,
      shares; issued and outstanding, 2,354,299 shares                1,318,407
   Capital in excess of par value                                     5,246,177
   Treasury Stock                                                       (74,062)
   Accumulated deficit                                               (8,392,121)
                                                                    -----------
                                                                     (1,901,599)

                                                                    $ 2,934,261
                                                                    ===========

The accompanying notes are an integral part of this statement.

                           Levcor International, Inc.

                            STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                                       1999            1998
                                                   ------------    ------------

Sales - Fabric Division                            $ 13,900,323    $ 10,104,570
   Less cost of sales                                11,953,473       8,974,339
                                                   ------------    ------------
        Gross profit                                  1,946,850       1,130,231
                                                   ------------    ------------
Sales - Oil and gas                                      33,122          30,185
   Less cost of sales                                   (19,378)         38,441
                                                   ------------    ------------

        Gross profit/(loss)                              52,500          (8,256)

   Interest income and royalties                         22,413           2,474
                                                   ------------    ------------
                                                      2,021,763       1,124,449
Expenses
   Selling expenses - Fabric Division
     Salaries, benefits and payroll taxes             1,299,906         762,813
     Commissions                                         52,636         142,518
     Other selling expenses                             206,319         195,231
                                                   ------------    ------------

                                                      1,558,861       1,100,562
   General and administrative expenses
     Salaries, benefits and payroll taxes               150,367         127,792
     Accounting and administrative fees                  28,328          55,811
     Audit fees                                          68,000          16,000
     Directors' fees and expenses                         5,000          (3,750)
     Factor fees                                         81,445          79,929
     Insurance                                           23,585          13,793
     Interest expense                                   276,854         272,520
     Legal fees                                          80,085          33,064
     Rent                                               141,259           2,508
     Transfer agent fees                                  4,200           4,208
     Shareholders' communications                            --          22,262
     Other business taxes                                 3,771           4,868
     Other expenses                                      81,038          54,370
                                                   ------------    ------------
        Total general and administrative expenses       943,932         683,375
                                                   ------------    ------------
        Total expenses                                2,502,793       1,783,937
                                                   ------------    ------------
        NET LOSS                                   $   (481,030)   $   (659,488)
                                                   ============    ============
Net loss per common share - basic and diluted      $       (.25)   $       (.38)
                                                   ============    ============

Weighted average number of shares outstanding         1,949,169       1,753,979
                                                   ============    ============

The accompanying notes are an integral part of these statements.

                           Levcor International, Inc.

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

                     Years ended December 31, 1999 and 1998

                                                  Common stock             Capital in
                                         ---------------------------      excess of par      Accumulated
                                            Shares           Amount           value            deficit
                                         -----------      -----------      -----------       -----------

Balances at December 31, 1997              1,733,499      $   969,994      $ 5,002,966       $(7,251,603)

Shares issued for services rendered           10,000            5,600             (600)
Stock options exercised                       20,800           12,413           (4,851)
Net loss                                                                                        (659,488)
                                         -----------      -----------      -----------       -----------

Balances at December 31, 1998              1,764,299      $   988,007      $ 4,997,515       $(7,911,091)
                                         ===========      ===========      ===========       ===========

Shares issued for services rendered            2,500            1,400            3,600
Shares issued in settlement of loan          400,000          224,000          276,000
Stock options exercised                      187,500          105,000          (30,938)
Net loss                                                                                        (481,030)
                                         -----------      -----------      -----------       -----------

Balances at December 31, 1999              2,354,299      $ 1,318,407      $ 5,246,177       $(8,392,121)
                                         ===========      ===========      ===========       ===========

The accompanying notes are an integral part of this statement.

                           Levcor International, Inc.

                            STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                      1999             1998
                                                                  -----------       -----------

Cash flows from operating activities
   Net loss                                                       $  (481,030)      $  (659,488)
   Adjustments to reconcile net loss to net cash
     provided by operating activities
       Write-up of oil and gas properties                             (36,041)            5,333
       Depletion, depreciation and amortization                        11,799            14,805
       Services paid in common stock                                    5,000             5,000
       Profit on sale of assets held for resale                         6,250                --
       Changes in operating assets and liabilities,
         net of assets acquired
            Accounts receivable                                       (54,276)            4,689
            Due from factor                                            66,563           460,629
            Inventories                                               180,956           615,488
            Prepaid expenses and other current assets                 (56,145)            1,091
            Accounts payable and accrued expenses                     827,326          (421,683)
                                                                  -----------       -----------
         Net cash provided by operating activities                    470,402            25,864
                                                                  -----------       -----------
Cash flows from investing activities
   Proceeds from sale of oil & gas properties                           3,800                --
   Proceeds from sale of assets held for resale                       524,000                --
   Purchase of inventory from Andrex Industries                    (1,092,844)
   Purchase of assets held for resale                                (942,450)               --
   Purchase of property and equipment and intangible asset            (14,567)           (7,351)
                                                                  -----------       -----------
         Net cash used in investing activities                     (1,522,061)           (7,351)
                                                                  -----------       -----------
Cash flows from financing activities
   Advances from officer/shareholder                                  500,000           275,000
   Repayment of advances from officer/shareholder                    (264,000)               --
   Exercise of stock options                                               --             7,562
   Receipt of long-term debt                                        1,284,986                --
   Payment of long-term debt                                         (526,600)         (282,800)
                                                                  -----------       -----------
         Net cash (used in) provided by financing activities          994,386              (238)
                                                                  -----------       -----------
         NET (DECREASE) INCREASE IN CASH AND
            CASH EQUIVALENTS                                          (57,273)           18,275
Cash and cash equivalents at beginning of year                         60,318            42,043
                                                                  -----------       -----------
Cash and cash equivalents at end of year                          $     3,045       $    60,318
                                                                  ===========       ===========
Supplemental disclosures of cash flow information:
   Cash paid during the year for
      Interest                                                    $   204,637       $   272,520

The accompanying notes are an integral part of these statements.

                           Levcor International, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

NOTE A - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      1.    Nature of Operations and Liquidity

            Levcor International, Inc. (the "Company") is engaged in two industry segments: the ownership of fractional interests in oil and gas wells and leases with respect thereto; and the operation of woven and knit fabric converting businesses that produces fabrics used in the production of apparel. The Company sells its products to domestic customers.

            The Company continues to sustain substantial losses, which has adversely affected the Company's liquidity. The Company required cash advances from an officer/shareholder amounting to $500,000 and $275,000 to pay the debt payment and interest that was due on May 1, 1999 and 1998, respectively. On July 1, 1999 the Company prepaid the final installment of $282,800 due on May 1, 2000. The officer/shareholder of the Company has agreed to continue to personally support the Company's cash requirement to enable the Company to meet its current obligations through December 31, 2000 and fund future operations. In addition, the Company plans to aggressively market and sell its product and continue to contain costs. Although there can be no assurance that these measures will be successful, the Company believes that future operations and support from the officer/shareholder will provide sufficient liquidity to fund current operations.

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

                           Levcor International, Inc.

                           December 31, 1999 and 1998

NOTE A (continued)

      3.    Earnings (Loss) Per Share

            The computation of basic loss per share of Common Stock is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share include basic shares plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable upon exercise of stock options (see
            Note I). Diluted loss per share is considered equal to basic loss per share for all years presented, as the effect of other potentially dilutive securities would be antidilutive.

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

            Depletion, depreciation and amortization for the year ended December 31, 1999 were $3,070, $4,517 and $4,212, respectively, and for the year ended December 31, 1998 were $7,950, $3,900 and $2,950, respectively.

            Property and equipment at December 31, 1999 are summarized as follows:

            Property and equipment                                      $ 51,898
            Less accumulated depreciation and amortization                18,457
                                                                        --------

                                                                        $ 33,441
                                                                        ========

                           Levcor International, Inc.

                           December 31, 1999 and 1998

NOTE A (continued)

      5.    Inventories

            Inventories are stated at the lower of cost (principally average cost) or current value based on prevailing market prices. Inventories consist of yarn, greige, work-in-process and finished goods.

            The Company estimates the markdowns required for the inventory based upon future marketability as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of the markdowns.

      6.    Research and Development

            Research and development costs are expensed as incurred. Such costs were approximately $152,000 and $150,000 in 1999 and 1998, respectively, and are included in cost of sales in the accompanying financial statements.

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

                           Levcor International, Inc.

                           December 31, 1999 and 1998

NOTE A (continued)

      9.    Stock-Based Compensation Plans

            The Company maintains a stock option plan, as more fully described in Note I to the financial statements, accounted for using the "intrinsic value" method pursuant to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The fair value of options granted and the pro forma effects on the Company's net loss and net loss per share are disclosed pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

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

                           Levcor International, Inc.

                           December 31, 1999 and 1998

NOTE B - ASSET PURCHASE AND ASSETS HELD FOR SALE

      On September 2, 1999, the Company entered into an Asset Purchase Agreement, dated September 2, 1999 (the "Purchase Agreement"), with Andrex, pursuant to which the Company purchased (1) Andrex's inventory (the "Inventory"); (2) Andrex's machinery and equipment (the "Machinery and Equipment"); (3) Andrex's furniture, fixtures and supplies located at 1071 Avenue of the Americas, New York, New York 10018; (4) Andrex's sales orders; and (5) Andrex's trade name "Andrex Knits".

      The purchase price comprised: (1) cash in the amount of $660,000 (funded by CIT Group); (2) a promissory note ("Promissory Note 1"), in the principal amount of $282,450; and (3) a promissory note ("Promissory Note 2"), in the principal amount equal to the book value as of July 1, 1999 of the Inventory transferred to the Company which was $1,092,844. Promissory
      Note 1 and Promissory Note 2 will both bear interest at 6% per annum and are due on April 1, 2001.

      Interest on the $660,000 promissory note due to CIT Group is payable in quarterly installments at 8.5%. Promissory Note 1 is to be paid down with proceeds from the sale of Machinery & Equipment, with interest accrued on outstanding balances. Promissory Note 2 is to be paid down with proceeds from the sale of the Inventory, with interest accrued on outstanding balances. At December 31, 1999 the balance of Promissory Note 1 and Note 2 was $259,450 and $948,036. Subsequent to December 31, 1999 the Company paid $500,000 on Promissory Note 2.

                           Levcor International, Inc.

                           December 31, 1999 and 1998

NOTE C - OIL AND GAS PROPERTIES

      The Company's oil and gas properties consist of a 70% working interest in one well located in the State of Oklahoma with a net revenue interest of 56%.

NOTE D - ACCOUNTS RECEIVABLE FACTORED

      Under a factoring agreement, the factor purchases the trade accounts receivable and assumes substantially all credit risks with respect to such accounts. The agreement allows the Company to obtain advances from the factor which bear interest at 1/2% above the bank's prime rate. The amounts owed to the Company from the factor earn no interest.

NOTE E - LONG-TERM DEBT

      Long-term debt at December 31, 1999 are as follows:

      Promissory note 1 - commencing September 2, 1999
         The note shall bear interest prior to
         maturity at the rate of 6% per annum                       $   259,450
      Promissory note 2 - commencing September 2, 1999
         The note shall bear interest prior to
         maturity at the rate of 6% per annum                           948,036
      Promissory note CIT - commencing September 2, 1999
         The note shall bear interest prior to
         maturity at the rate of 8.5% per annum                          77,500

      Less current maturities                                        (1,025,536)
                                                                    -----------

                                                                    $   259,450
                                                                    ===========

                           Levcor International, Inc.

                           December 31, 1999 and 1998

NOTE F - RELATED PARTY TRANSACTIONS

      During 1999 and 1998, an officer/shareholder advanced $500,000 and $275,000, respectively, to the Company to pay current obligations.

      The 1998 advance was fully repaid during the 1999 year. On July 26, 1999, the officer/shareholder entered into an agreement whereby the officer/shareholder agreed to accept 400,000 shares of the Common Stock of the Company with a market value of $500,000, in full and final satisfaction of the loan of $500,000 advanced during 1999. The officer/shareholder agreed to waive the interest payable under the terms of the loan. The loan accrued interest at 6%p.a. until it was repaid. Further, the officer/shareholder has agreed not to require payment of $720,000 prior to January 1, 2001.

NOTE G - INCOME TAXES

The following summarizes the Company's deferred tax assets and liabilities at December 31, 1999:

      Net operating loss carryforward                               $ 2,577,000
      Inventory Related                                                 119,000
      Other                                                              (8,000)
                                                                    -----------

                                                                      2,688,000
      Less valuation allowance                                       (2,688,000)
                                                                    -----------

                                                                    $        --
                                                                    ===========

At December 31, 1999, the Company had a net tax operating loss carryforward of approximately $6.44 million available to reduce income in future years, expiration of which occurs between 2000 and 2019. No assurance can be given as to the Company's ability to realize the net operating loss carryforwards. Additionally, the net operating loss carryforwards are subject to Internal Revenue Code Section 382, which limits the use of the net operating loss, if there is a change in ownership.

NOTE H - LITIGATION

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

                           Levcor International, Inc.

                           December 31, 1999 and 1998

NOTE H (continued)

      The Company was added as a party plaintiff to this action in November 1993. If such claim is upheld, the Company could recover a two percent interest in the Kotaneelee field and damages. The defendants have contested the claim and Canada Southern is pursuing discovery and trial. Columbia filed a counterclaim seeking, if Canada Southern is successful in its claims, repayment from Canada Southern, the Company and Magellan Petroleum Corporation of all sums expended by Columbia on the Kotaneelee fields before Canada Southern, the Company and Magellan Petroleum Corporation are entitled to their interests. The trial commenced in September 1996, and is ongoing. Based on discovered evidence, Canada Southern has petitioned the Canada Court for leave to amend its complaint to add a claim that the defendants failed to develop the field in a timely manner.

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

                           December 31, 1999 and 1998

NOTE I - STOCK OPTION PLAN

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

      As described in Note A-9, the Company has adopted the disclosure-only provisions of SFAS No. 123 and, accordingly, no compensation cost has been recognized for grants made under its stock option plan. Had compensation cost been determined based on the fair value at the grant date for stock option awards in 1999 and 1998 in accordance with the provisions of SFAS No. 123, the Company's net loss for 1999 and 1998 would have been increased by approximately $1,000 and $37,000, respectively, and the Company's net loss per share for 1999 and 1998 would have increased by approximately $nil and $.01 per share, respectively. During the initial phase-in period of SFAS No. 123, such compensation may not be representative of the future effects of applying this statement. The impact of 1999 grants would have no material impact on the company's net loss and net loss per share for 1999 under the provisions of SFAS No. 123.

      The weighted average fair value at date of grant for options granted during 1999 and 1998 was $2.00 and $1.50 per option, respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for grants in:

                           Levcor International, Inc.

                           December 31, 1999 and 1998

NOTE I (continued)

                                                 1999                  1998
                                               --------              --------

      Risk-free interest rate                    5%                    6%
      Expected life
         Employees                              10 years              10 years
         Officers/directors                     10 years              10 years
      Expected volatility                      281%                  335%

The following table summarizes option activity for the years ended December 31, 1999 and 1998:

                                                            Incentive options
                                                          ---------------------
                                                                       Weighted
                                                           Number      average
                                                            of         exercise
                                                          options       price
                                                          -------      --------

Balance, December 31, 1997                                234,100      $ .387

   Granted                                                 55,000        .625
   Exercised                                              (20,800)       .363
   Forfeited                                               (5,000)       .300
                                                          -------

Balance, December 31, 1998                                263,300        .440

   Granted                                                  1,500       2.000
   Exercised                                             (187,500)       .395
                                                          -------

Balance, December 31, 1999                                 77,300      $ .581
                                                          =======

The following table summarizes information about stock options as of December 31, 1999:

                                 Options outstanding                  Options exercisable
                      ----------------------------------------      ----------------------
                                       Weighted
                                        average      Weighted                     Weighted
                                       remaining      average                     average
   Range of              Number       contractual    exercise         Number      exercise
exercise prices       outstanding         life         price        exercisable    price
---------------      --------------    ---------      --------      -----------   --------

$.363 to $2.00          77,300           7.27          $.581          37,133       $.497
                        ======                                        ======

                           Levcor International, Inc.

                           December 31, 1999 and 1998

NOTE J - COMMITMENTS

      The Company leases office space pursuant to a seven year lease ending January 21, 2007 at an annual rental of $162,500.

NOTE K - MAJOR CUSTOMERS

      For the year ended December 31, 1999, one customer of the Fabric Divisions accounted for 58% of sales and for the year ended December 31, 1998, two customers of the Woven Fabrics Division accounted for 31% and 12% of sales.

                           Levcor International, Inc.

                           December 31, 1999 and 1998

NOTE L - SEGMENT INFORMATION

      Segment information for December 31, 1999 and 1998 is as follows:

                                                                 Fabric
                                               Oil and gas      Divisions       Corporate    Consolidated
                                               -----------      ---------       ---------    ------------

      1999
         Sales to external customers          $  33,122     $ 13,900,323                    $ 13,933,445
         Segment profit (loss)                   52,500          387,989     $ (921,519)        (481,030)
         Interest expense                                                       276,854          276,854
         Segment assets                          46,803        2,927,460              -        2,974,263

      1998
         Sales to external customers           $ 30,185      $10,104,570                     $10,134,755
         Segment profit (loss)                   (8,256)          29,669      $(680,901)        (659,488)
         Interest expense                                                       272,520          272,520
         Segment assets                          15,492        1,521,894         51,194        1,588,580

Item 8. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      The following table sets forth information concerning each of the directors and executive officers of the Company:

Names                                 Age           Position
-----                                 ---           --------

Robert A. Levinson                    74            Chairman of the Board,
                                                    President and Secretary
John McConnaughy                      70            Director
Edward H. Cohen                       61            Director
Rudolph E. Bremser                    68            Treasurer

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

      John McConnaughy has been a director of the Company since June 1989. Mr. McConnaughy is Chairman and Chief Executive Officer of JEMC Corporation, a company engaged in exploring investment opportunities. From 1981 until his retirement in 1992, Mr. McConnaughy was the Chairman of the Board and Chief Executive Officer of GEO International Corporation, a company engaged in screen-printing and oil services. Mr. McConnaughy also served as President of GEO International Corporation from 1985 until his retirement in 1992. Mr. McConnaughy is the Chairman of the Board of the Excellence Group, LLC, which filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code on January 13, 1999. The Excellence Group's subsidiaries produced labels for a variety of customers. Mr. McConnaughy serves as a director of Riddell Sports, Inc., Adrien Arpel, Inc., Mego Corporation, Transact International, Inc., Wave Systems Corp. and DeVlieg-Bullard, Inc.

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

      The Company believes that, for the year ended December 31, 1999, it has complied with all filing requirements of Section 16(a) of the Securities Exchange Act of 1934 applicable to its officers, directors and greater-than-10% beneficial owners, except that Rudolph E. Bremser was delinquent in the filing of his Form 5.

Item 10. EXECUTIVE COMPENSATION.

      The following table summarizes all compensation awarded to, earned by, or paid to the President of the Company for services rendered in all capacities to the Company for each of the Company's last three fiscal years. No other executive officer of the Company received total salary and bonus in excess of $100,000 during any of the last three fiscal years.

Summary Compensation Table

                                              Annual                           Long-Term
                                           Compensation                   Compensation Awards
      Payouts
      -------
                                                           Other       Securities
Name and                                                   Annual      Underlying    All Other
Principal                        Salary       Bonus     Compensation     Options    Compensation
Position              Year        ($)          ($)          ($)            (#)          ($)

Robert A. Levinson    1999      $25,000       - 0 -         N/A            N/A          N/A
  Chairman and        1998      $25,000       - 0 -         N/A            N/A          N/A
  President           1997      $25,000       - 0 -         N/A            N/A          N/A

Aggregated Option Exercises in Last Fiscal
Year and Fiscal Year End Option Value Table

                                                       Number of
                                                       Securities       Value of
                                                       Underlying     Unexercised
                                                      Unexercised     in-the-Money
                           Shares                       Options         Options
                          Acquired                     at Fiscal       at Fiscal
                             On           Value       Year-End(#)     Year-End($)
                          Exercise      Realized      Exercisable/    Exercisable/
Name                         #              $        Unexercisable   Unexercisable
----
Robert A. Levinson        187,500        74,062           N/A             N/A

Compensation of Directors

      Directors who are not salaried employees of the Company receive an annual fee of $2,500 and an annual grant (in January) of options to purchase the number of shares of Common Stock derived by dividing $1,500 by the fair market value of a share of Common Stock on the date of grant. In 1999, 1,500 options were granted to non-employee directors.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information as of March __, 2000 with respect to the number of shares of the Common Stock beneficially owned by:
(i) each person known to the Company to be the beneficial owner of more than five percent of the Common Stock; (ii) each of the directors of the Company; and
(iii) all of the directors and executive officers of the Company as a group. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder. A person is deemed to beneficially own a security if he has or shares the power to vote or dispose of the security or has the right to acquire it within 60 days.

                                            Amount and Nature
                                              of Beneficial           Percent of
Name and Address                                Ownership               Class

Robert A. Levinson                               699,175                29.5%
    462 Seventh Avenue
    New York, NY 10018

John McConnaughy                                31,025(1)                1.3%
    1011 High Ridge Road
    Stamford, CT 06905

Edward H. Cohen, Esq.                         104,500(2)(3)              4.4%
    c/o Rosenman & Colin
    575 Madison Avenue
    New York, NY 10022

Rudolph Bremser                                  8,333(4)                 *
    342 B Heritage Village
    Southbury, CT 06488

All directors and executive                     843,033(5)              35.6%
    officers as a group (4 persons)

-------------------------

*     Less than 1% of class.

(1) Includes 21,050 shares of Common Stock subject to currently exercisable options.

(2) Includes 250 shares of Common Stock subject to currently exercisable options which are held by Mr. Cohen for the benfit of his law firm, Rosenman & Colin LLP.

(3) Includes 99,250 shares owned by Rosenman & Colin LLP, of which Mr. Cohen is a partner.

(4) Includes 3,333 shares of Common Stock subject to currently exercisable options.

(5) Includes 24,633 shares of Common Stock subject to currently exercisable options.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In connection with the payments which the Company was required to make in 1996, 1997 and 1998 relating to the purchase of inventory pursuant to its purchase of the Looms Division from Andrex, Mr. Levinson made the following loans to the Company: (1) on May 1, 1996 for $370,000; (2) on May 1, 1997 for $300,000; (3) on May 1, 1998 for $50,000; and (4) during the third quarter of 1998 for $225,000, all of which bear interest at the rate of 6% per annum. On July 14, 1999 the Company issued 400,000 shares of common stock to Mr. Levinson in satisfaction of $500,000 of such loans. No repayment date has yet been set for the balance of these loans.

Item 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a) (1) Financial Statements:

      The following Financial Statements of the Company are included in Part II,
Item 7 of this report.

      Report of Grant Thornton, LLP, Independent Auditors

      Balance Sheet at December 31, 1999

      Statements of Operations for the Years Ended December 31, 1999 and 1998

      Statement of Stockholders' Deficiency for the Years Ended December 31,
        1999 and 1998

      Statements of Cash Flows for the Years Ended December 31, 1999 and 1998

      Notes to Financial Statements

(a) (2) Exhibits:

      The following exhibits are included in this report:

Exhibit                                         Description

2.1 Asset Purchase Agreement, dated as of May 1, 1995, between the Company and Andrex Industries Corp. ("Andrex"), incorporated herein by reference to the Company Current Report on Form 8-K filed on June 12, 1995.

2.2 Asset Purchase Agreement, dated as of September 2, 1999, between the Company and Andrex, incorporated herein by reference to the Company's Current Report on Form 8-K filed on September 17, 1999.

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

--------------------------------------------------------------------------------

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

27 Financial Data Schedule (Article 5) included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the Company's balance sheets and statements of operations dated as of and for the year ended December 31, 1999, and is qualified in its entirety by reference to such financial statements.

--------------------
+ Compensatory plan or arrangement required to be filed as an exhibit hereto.

(b) Reports on Form 8-K:

      1. Company's Current Report on Form 8-K regarding the September 2, 1999 acquisition of Andrex Industries Corp. ("Andrex") by the Company, filed on September 17, 1999.

      2. An Amendment to the Company's Current Report on Form 8-K, filed on November 16, 1999, filing the Financial Statements of Andrex and the Pro Forma Financial Information.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVCOR INTERNATIONAL, INC.


By /s/ Robert A. Levinson                                         April 13, 2000
   -------------------------
   Robert A. Levinson
   Chairman of the Board,
   President and Secretary


By /s/ Rudolph E. Bremser                                         April 13, 2000
  --------------------------
  Rudolph E. Bremser
  Treasurer (Chief Financial
  and Accounting Officer)

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Robert A. Levinson                Chairman of the Board;      April 13, 2000
----------------------                President; Secretary;
Robert A. Levinson                    Director


/s/ John McConnaughy                  Director                    April 13, 2000
--------------------
John McConnaughy


/s/ Edward H. Cohen                   Director                    April 13, 2000
-------------------
Edward H. Cohen