Form 10KSB/A
period 1999-12-31
LEVCOR INTERNATIONAL INC
filed 2000-04-24
CIK 76094

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

      Transitional Small Business Disclosure Format: Yes |_| No |X|

      Documents incorporated by reference: None

      The registrant hereby amends Item 5, Market for Common Equity and Related Stockholder Matters of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 to read as set forth below:

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

LEVCOR INTERNATIONAL, INC.


By /s/ Robert A. Levinson                              April 20, 2000
   ---------------------------------
   Robert A. Levinson
   Chairman of the Board,
   President and Secretary


By /s/ Rudolph E. Bremser                              April 20, 2000
   ---------------------------------
   Rudolph E. Bremser
   Treasurer (Chief Financial
   and Accounting Officer)

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Robert A. Levinson         Chairman of the Board;  April 20, 2000
----------------------         President; Secretary;
Robert A. Levinson             Director


/s/ John McConnaughy           Director                April 20, 2000
----------------------
John McConnaughy


/s/ Edward H. Cohen            Director                April 20, 2000
----------------------
Edward H. Cohen