Form 10QSB
period 2000-03-31
LEVCOR INTERNATIONAL INC
filed 2000-05-15
CIK 76094

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended 3/31/00

|_|   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to ______________

Commission file number 811-3584

                           Levcor International, Inc.
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                         06-0842701
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

                     462 Seventh Avenue, New York, NY 10018
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (203) 264-7428
--------------------------------------------------------------------------------
                           (Issuer's Telephone Number)


--------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal year, if Changed Since Last
                                    Report)

Check whether the issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

As of May 12, 2000, 2,371,299 shares of the issuer's common stock, par value $.56 per share, were outstanding.

Transitional Small Business Disclosure Format(check one): Yes |_| No |X|

                                Table of Contents

                                                                                                          Page

Part I.......................................................................................................1

        Item 1.   Condensed Financial Statements

                  Balance Sheet as of March 31, 2000 (Unaudited).............................................1

                  Statements of Operations for the
                  Three Months Ended March 31, 2000 and
                  March 31, 1999 (Unaudited).................................................................2

                  Statements of Cash Flows for the
                  Three Months Ended March 31, 2000 and
                  March 31, 1999 (Unaudited).................................................................3

                  Note to Condensed Financial Statements (Unaudited).........................................4

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operation...............................................5

Part II......................................................................................................7

        Item 6.   Exhibits and Reports on Form 8-K...........................................................7

        Signatures...........................................................................................8

        Exhibit 27...........................................................................................9

                                     PART I.

ITEM 1.                   CONDENSED FINANCIAL STATEMENTS

                           Levcor International, Inc.

                                  BALANCE SHEET

                                 March 31, 2000

                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalent                                         $     8,232
     Accounts receivable                                                   17,594
     Due from factor                                                           --
     Inventories                                                        2,648,179
     Prepaid expenses and other current assets                             45,165
                                                                      -----------
         Total current assets                                           2,719,170

PLANT AND EQUIPMENT, net of accumulated depreciation of $12,215            51,769

ASSETS HELD FOR SALE                                                      412,200

OIL AND GAS PROPERTIES (using full cost method), net of accumulated
       depletion and depreciation of $883,198                              39,526


INTANGIBLE ASSETS, net of accumulated amortization of $9,904               36,063
                                                                      -----------
                                                                      $ 3,258,728
                                                                      ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
     Accounts payable and accrued expenses                            $ 3,436,619
     Current maturities of long-term debt                               1,026,166
                                                                      -----------
         Total current liabilities                                      4,462,785

LONG TERM DEBT, less current maturities                                   259,450

DUE TO OFFICER/STOCKHOLDER                                                720,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
         Common stock - par value $.56 per share; authorized
                 15,000,000 shares, outstanding 2,371,299 shares        1,327,927

         Capital in excess of par value                                 5,254,658

         Treasury Stock                                                   (74,062)

         Accumulated deficit                                           (8,692,030)
                                                                      -----------
                                                                       (2,183,507)
                                                                      -----------
                                                                      $ 3,258,728
                                                                      ===========

The accompanying note is an integral part of these statements

                            Levcor International, Inc

                            STATEMENTS OF OPERATIONS

                      For the Three Months Ended March 31,

                                   (Unaudited)

                                                                      2000          1999
                                                                 -----------    -----------
Revenue
     Sales - Fabric Divisions                                     $3,830,439     $3,146,558
     Less cost of sales                                            3,207,444      2,548,295
                                                                 -----------    -----------

         Gross profit                                                622,995        598,263
                                                                 -----------    -----------

     Sales - Oil and gas                                               5,383          5,798
     Less cost of sales                                               10,686          3,570
                                                                 -----------    -----------

         Gross (loss)/profit                                          (5,303)         2,228
                                                                 -----------    -----------

     Gain on Asset Sales and Other Income                             70,244             --
                                                                 -----------    -----------

                  Total Revenue                                      687,936        600,491

Expenses
     Selling expenses - Fabric Divisions
        Salaries, benefits and payroll taxes                         507,163        203,430
        Commissions                                                   25,133         10,965
        Product development expenses                                  59,465         44,510
        Other selling expenses                                        93,983         24,459
                                                                 -----------    -----------

                  Total selling expenses                             685,744        283,364

     General and administrative expenses
        Salaries, benefits and payroll taxes                          58,352         39,328
        Accounting and administrative fees                            17,734         27,771
        Audit fees                                                     8,751          4,250
        Directors' fees and expenses                                   1,250          1,250
        Factor's fees                                                 24,547         20,520
        Insurance                                                     34,446          3,237
        Interest expense                                              91,314         76,286
        Legal fees                                                     9,100          7,500
        Rent                                                          28,489            627
        Transfer agent fees                                            1,066          1,050
        Other business taxes                                           4,916          3,110
        Other expenses                                                22,136          3,814
                                                                 -----------    -----------

                  Total general and administrative expenses          302,101        188,743
                                                                 -----------    -----------

                  Total expenses                                     987,845        472,107
                                                                 -----------    -----------

                  NET (LOSS)/EARNINGS                               (299,909)       128,384

Accumulated deficit - beginning of year                           (8,392,121)    (7,911,091)
                                                                 -----------    -----------
Accumulated deficit - end of quarter                             ($8,692,030)   ($7,782,707)
                                                                 -----------    -----------
Average number of shares outstanding                               2,369,057      1,765,549
                                                                 -----------    -----------

Net (loss)/earnings per common share                                  ($0.13)         $0.07
                                                                 ===========    ===========

The accompanying note is an integral part of these statements

                           Levcor International, Inc.

                            STATEMENTS OF CASH FLOWS

                      For the Three Months Ended March 31,

                                   (Unaudited)

                                                                                   2000           1999
                                                                              -----------    -----------
Cash flows from operating activities
         Net (loss)earnings                                                   ($  299,909)   $   128,384
         Adjustments to reconcile net (loss)/earnings to net
           cash used in operating activities
             Depletion, depreciation and amortization                               7,020          2,518
             Services paid in common stock                                         18,000          5,000

        Changes in operating assets and liabilities, net of assets acquired
                   Accounts receivable                                             41,643        (81,013)
                   Due from factor                                                              (334,236)
                   Inventories                                                   (325,191)      (824,650)
                   Prepaid expenses                                                17,349          2,479
                   Accounts payable and accrued expenses                          606,375      1,049,406
                                                                              -----------    -----------

             Net cash provided by/(used in) operating activities                   65,287        (52,112)
                                                                              -----------    -----------

Cash flows (used in) investing activities
        Purchase of property and equipment and intangible assets                  (60,100)            --
                                                                              -----------    -----------

             Net cash (used in) investing activities                              (60,100)            --
                                                                              -----------    -----------

              NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                  5,187        (52,112)

        Cash and cash equivalents at beginning of year                              3,045         60,318
                                                                              -----------    -----------
        Cash and cash equivalents at end of quarter                           $     8,232    $     8,206
                                                                              ===========    ===========
        Supplemental disclosures of cash flow information:
             Cash paid during the quarter for Interest                        $   124,048    $    76,286

The accompanying note is an integral part of these statements.

                           Levcor International, Inc.

                     NOTE TO CONDENSED FINANCIAL STATEMENTS

                        Three Months Ended March 31, 2000

                                   (UNAUDITED)

NOTE 1. The accompanying financial statements of Levcor International, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations:

      The Company's sales for the Fabric Divisions for the three months ended March 31, 2000 were $3,830,439, an increase of $683,881 or 22% from $3,146,558 for the same period in 1999. The cost of sales of the Fabric Divisions in the first quarter of 2000 increased 26%, from $2,548,295 in 1999 to $3,207,444 in 2000. The gross profit on sales for the Fabric Divisions for the first three months of 2000 was thus $622,995, an increase of $24,732 or 4% from $598,263 in 1999. Most of the increases are attributed to the operations of the Andrex Knit Division which commenced upon acquisition effective July 1, 1999. During the three months ended March 31, 2000, the Company achieved a gain on asset sales and other income totaling $70,244 against which no such income was recorded in the same 1999 period. Finally, the 2000 first quarter reflected a gross loss from oil and gas operations of $5,303, while during the same period of 1999 a gross profit of $2,228 was achieved.

      The Company's total expenses for the three months ended March 31, 2000 were $987,845 an increase of $515,738 or 109% from $472,107 in the same period in 1999. Such increase was due to the combined increases of (i) selling expenses of the Fabric Divisions of $402,380, or 142%, compared to the 1999 first quarter; and (ii) an increase in general administrative expenses of $113,358, or 60%; both such increases were predominately due to increases in salaries, benefits and payroll taxes and related expenses associated with the acquisition which created the Andrex Knits Division. It is to be noted in that regard that two executives of Andrex Industries Corp., whose services were employed by the Company to facilitate the transition completed their services as of March 31, 2000.

      As a result of the foregoing, the Company reflected a net loss of $299,909 in the three months ended March 31, 2000 compared to net earnings of $128,384 in the same 1999 period.

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

      In connection with the purchase in 1996 of woven fabric inventory from Andrex, the Company issued a promissory note to Andrex, which bore interest at the rate of 6% per annum, pursuant to which the Company, commencing on May 1, 1996 and continuing through May 1, 2000, was required to make five annual payments of $282,800 to Andrex. In order to meet the $282,800 payments that were due on

May 1, 1996, May 1, 1997 and May 1, 1998. Robert A. Levinson, the Chief Executive Officer of the Company, made loans to the Company on such dates of $370,000, $300,000 and $50,000, respectively, which loans bear interest at a rate of 6% per annum. On May 1, 1999, the Company from its own resources, made the required payment of $282,800; and on July 1, 1999, the Company prepaid the final installment of $282,800 due May 1, 2000, utilizing a portion of an additional loan given by Mr. Levinson on July 1, 1999 of $500,000.

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

      The Company funded the $660,000 cash payment with a promissory note due to CIT Group bearing interest payable at 8.5%, principal being repayable with proceeds from the sale of the machinery and equipment purchased by the Company. At March 31, 2000 the remaining principal due to CIT Group was $75,000. Promissory Note 1 was to be repaid with the sale proceeds of the machinery and equipment once the CIT Group promissory note was repaid. Promissory Note 2, pursuant to the Purchase Agreement's Post-Closing Adjustment, was reduced to a balance of $948,036 at December 31, 1999 and is to be paid down with proceeds from the sale of the inventory purchased by the Company, with interest accrued on outstanding balances.

      The Company believes that cash generated from the Company's sale of woven fabrics produced by the Company's Paradox Woven Division, the sale of knit fabrics produced by the Company's newly formed Andrex Knits Division, the advances under the CIT Group Factoring Agreement, loans from Mr. Levinson (if needed) and, to a lesser extent, the proceeds from the sale of oil and gas from the Company's ownership interest in an oil and gas well will be sufficient to fund the Company's operations for 2000. The Company's unrestricted cash and cash equivalents at March 31, 2000 was $8,232, an increase of $5,187 from $3,045 at December 31, 1999.

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

                                    PART II.

ITEM 6. Exhibits and Reports on Form 8 - K.

(a)   The following exhibits are included herein:

      Exhibit 27 - Financial Data Schedule (Article 5), included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the balance sheets and statements of operations and deficit as of and for the three months ended March 31, 2000, and is qualified in its entirety by reference to such financial statements.

(b) No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVCOR INTERNATIONAL, INC.


Date May 13, 2000                          /s/ Robert A. Levinson
     -----------------------------         ----------------------------------
                                           Robert A. Levinson
                                           Chairman of the Board,
                                           President and Secretary


Date May 13, 2000                          /s/ Rudolph E. Bremser
     -----------------------------         ----------------------------------
                                           Rudolph E. Bremser
                                           Treasurer