Form 10QSB
period 2000-06-30
LEVCOR INTERNATIONAL INC
filed 2000-08-14
CIK 76094

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended 6/30/00

|_|   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to ______________

Commission file number              811-3584
                      ----------------------------------------------------------

                           Levcor International, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                                06-0842701
------------------------------                               -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                     462 Seventh Avenue, New York, NY 10018
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 354-8500
--------------------------------------------------------------------------------
                           (Issuer's Telephone Number)

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

Yes |X|          No |_|

As of August 11, 2000, 2,371,299 shares of the issuer's common stock, par value $.56 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                Table of Contents

                                                                            Page

Part I. FINANCIAL INFORMATION .............................................    1

      Item 1. Financial Statements
              Balance Sheet as of June 30, 2000 (Unaudited) ...............    1

              Statements of Operations and Accumulated Deficit for the
              Six Months Ended June 30, 2000 and
              June 30, 1999 (Unaudited) ...................................    2

              Statements of Income and Accumulated Deficit for the
              Three Months Ended June 30, 2000 and
              June 30, 1999 (Unaudited) ...................................    3

              Statements of Cash Flows for the
              Six Months Ended June 30, 2000 and
              June 30, 1999 (Unaudited) ...................................    4

              Notes to Financial Statements (Unaudited) ...................    5

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations ...............    6

Part II. OTHER INFORMATION ................................................    9

      Item 6. Exhibits and Reports on Form 8-K ............................    9

Signatures ................................................................   10

Exhibit 27 ................................................................   11

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           Levcor International, Inc.

                                  BALANCE SHEET

                                  June 30, 2000

                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
   Cash                                                             $    21,582
   Accounts receivable                                                   21,538
   Inventories                                                        2,748,235
   Prepaid expenses and other current assets                             36,599
                                                                    -----------
      Total current assets                                            2,827,954

PLANT AND EQUIPMENT, net of accumulated depreciation of $14,428          50,203

ASSETS HELD FOR SALE                                                    325,200

INTANGIBLE ASSETS, net of accumulated amortization of $12,249            39,209
                                                                    -----------
TOTAL ASSETS                                                        $ 3,242,566
                                                                    ===========

        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $ 3,584,765
   Current maturities of long-term debt                                 500,000
                                                                    -----------
      Total current liabilities                                       4,084,765

LONG TERM DEBT, less current maturities                                 400,000

DUE TO OFFICER/STOCKHOLDER                                              720,000

STOCKHOLDERS' EQUITY (DEFICIENCY)
      Common stock - par value $.56 per share; authorized
          15,000,000 shares, outstanding 2,371,299 shares             1,327,927

      Capital in excess of par value                                  5,254,658

      Accumulated deficit                                            (8,470,722)

       Treasury stock                                                   (74,062)
                                                                    -----------
 Total stockholders' (deficiency)                                    (1,962,199)
                                                                    -----------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY                        $ 3,242,566
                                                                    ===========

The accompanying notes are an integral part of these statements.

                            Levcor International, Inc

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                        For the Six Months Ended June 30,

                                   (Unaudited)

                                                                        2000            1999
                                                                     -----------    -----------
Net sales                                                            $ 8,298,143    $ 6,720,908
Cost of goods sold                                                     6,769,782      5,645,397
                                                                     -----------    -----------

      Gross profit                                                     1,528,361      1,075,511

Operating expenses
   Selling expenses
     Salaries, benefits and payroll taxes                                730,844        405,622
     Sales commissions                                                    53,692         19,531
     Product development expenses                                        102,909         96,986
     Miscellaneous                                                       159,668         78,181
                                                                     -----------    -----------
            Total selling expenses                                     1,047,113        600,320

   General and administrative expenses
     Salaries, benefits and payroll taxes                                148,053         77,737
     Accounting and administrative fees                                   39,322         28,041
     Audit fees                                                           17,502         14,165
     Directors' fees                                                       2,500          2,500
     Factor's fees                                                        54,678         47,225
     Insurance                                                             9,692          6,473
     Interest                                                            191,100        119,307
     Legal fees                                                           26,809         15,000
     Rent                                                                 71,356          1,254
     Transfer agent fees                                                   2,116          2,100
     Other business taxes                                                  6,844          3,287
     Miscellaneous                                                        41,029          9,493
                                                                     -----------    -----------
            Total general and administrative expenses                    611,001        326,582
                                                                     -----------    -----------
            Total operating expenses                                   1,658,114        926,902
                                                                     -----------    -----------

(Loss)/income from continuing operations before other income            (129,753)       148,609

      Other income                                                        51,505             --

(Loss)/income from continuing operations                                 (78,248)       148,609

      (Loss)/income from discontinued operations                            (353)         5,585
                                                                     -----------    -----------

NET (LOSS)/INCOME                                                        (78,601)   $   154,194
                                                                     ===========    ===========

Accumulated deficit at beginning of period                            (8,392,121)   $(7,911,091)
                                                                     -----------    -----------
Accumulated deficit at end of period                                 $(8,470,722)   $(7,756,897)
                                                                     -----------    -----------

   Basic and diluted (loss)/income per share

       Continuing operations (loss)/income per share                       (0.03)          0.09

       Discontinued operations (loss)/income per share                     (0.00)          0.09

       Total (loss)/income per share                                       (0.03)          0.09

       Weighted average shares outstanding (loss)/income per share   $     (0.03)   $      0.09

Weighted average shares outstanding                                    2,370,178      1,765,966

The accompanying notes are an integral part of these financial statements.

                            Levcor International, Inc

                  STATEMENTS OF INCOME AND ACCUMULATED DEFICIT

                       For the Three Months Ended June 30,

                                   (Unaudited)

                                                                 2000            1999
                                                              -----------    -----------
Net sales                                                     $ 4,467,704    $ 3,574,350
Cost of goods sold                                              3,562,338      3,097,102
                                                              -----------    -----------

      Gross profit                                                905,366        477,248
                                                              -----------    -----------

Operating expenses
   Selling expenses
     Salaries, benefits and payroll taxes                         223,681        202,192
     Sales commissions                                             28,559          8,566
     Product development expenses                                  43,444         52,476
     Miscellaneous                                                 65,685         53,722
                                                              -----------    -----------

            Total selling expenses                                361,369        316,956

   General and administrative expenses
     Salaries, benefits and payroll taxes                          89,701         38,409
     Accounting and administrative fees                            21,588            270
     Audit fees                                                     8,751          9,915
     Directors' fees                                                1,250          1,250
     Factor's fees                                                 30,131         26,705
     Insurance                                                    (24,754)         3,236
     Interest                                                      99,786         43,021
     Legal fees                                                    17,709          7,500
     Rent                                                          42,867            627
     Transfer agent fees                                            1,050          1,050
     Other business taxes                                           1,928            177
     Miscellaneous                                                 18,893          5,679
                                                              -----------    -----------

            Total general and administrative expenses             308,900        137,839
                                                              -----------    -----------

            Total operating expenses                              670,269        454,795
                                                              -----------    -----------

Income from continuing operations before other expenses           235,097         22,453

      Other expenses                                              (18,739)            --

Income from continuing operations                                 216,358         22,453

      Income from discontinued operations                           4,950          3,357
                                                              -----------    -----------

NET INCOME                                                        221,308         25,810
                                                              ===========    ===========

Accumulated deficit at beginning of period                    $(8,692,030)   $(7,782,707)
                                                              -----------    -----------
Accumulated deficit at end of period                          $(8,470,722)   $(7,756,847)
                                                              -----------    -----------

   Basic and diluted income per share

       Continuing operations income per share                        0.09           0.01

       Discontinued operations income per share                      0.00           0.00

       Total income per share                                        0.09           0.01

       Weighted average shares outstanding income per share   $      0.09    $      0.01

Weighted average shares outstanding                             2,371,299      1,766,799

The accompanying notes are an integral part of these financial statements.

                           Levcor International, Inc.

                            STATEMENTS OF CASH FLOWS

                     For the Six Months Ended June 30, 2000

                                   (Unaudited)

                                                                              2000        1999
                                                                           ---------    ---------
Cash flows from operating activities
     Net (loss) income                                                     $ (78,601)   $ 154,194
     Adjustments to reconcile net (loss) income to net
      cash provided by operating activities
         Depletion, depreciation and amortization                             12,148        5,016
         Write-down of oil and gas properties                                  4,223           --
         Services paid in common stock                                        18,000        5,000
         Loss on sale of assets held for resale                               37,450           --
         Loss on sale of discontinued operations                                 353           --
         Gain on sale of fixed assets                                        (99,194)          --
         Sale of assets from discontinued operations charged to salaries      33,138           --

     Changes in operating assets and liabilities
             Accounts receivable                                              37,699     (100,908)
             Due from factor                                                      --       48,411
             Inventories                                                    (425,247)       2,194
             Prepaid expenses and other current assets                        25,915      (21,284)
             Accounts payable and accrued expenses                           440,673      137,686
                                                                           ---------    ---------

         Net cash provided by operating activities                           526,953      230,309
                                                                           ---------    ---------

Cash flows from investing activities
     Purchases of property and equipment and intangible assets               (50,110)      (1,869)
     Sale of oil and gas properties                                                         3,800
     Proceeds from sale of fixed assets                                       44,194           --
     Proceeds from sale of assets held for sale                               41,245           --
                                                                           ---------    ---------
         Net cash (used in) provided by investing activities                 (35,329)       1,931
                                                                           ---------    ---------

Cash flows from financing activities
     Repayment of long-term debt                                            (543,745)    (282,800)
                                                                           ---------    ---------

         Net cash used in financing activities                              (543,745)    (282,800)
                                                                           ---------    ---------

            NET INCREASE (DECREASE) IN CASH                                   18,537      (50,560)

     Cash  at beginning of period                                              3,045       60,318
                                                                           ---------    ---------

     Cash  at end of period                                                $  21,582    $   9,758
                                                                           =========    =========

     Supplemental disclosures of cash flow information:
         Cash paid during the period for Interest                          $ 182,900    $ 119,307

The accompanying notes are is an integral part of these statements.

                           Levcor International, Inc.

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                         Six Months Ended June 30, 2000

                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements of Levcor International, Inc. (the "Company") have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

NOTE 2. AMENDMENT TO ASSET PURCHASE AGREEMENT

      On September 2, 1999, the Company entered into an Asset Purchase Agreement, dated September 2, 1999 (the "Purchase Agreement"), with Andrex Industries Corp. ("Andrex"), pursuant to which the Company purchased (1) Andrex's inventory; (2) Andrex's machinery and equipment; (3) Andrex's furniture, fixtures and supplies located at 1071 Avenue of the Americas, New York, New York 10018; (4) Andrex's sales orders; and (5) Andrex's trade name "Andrex Knits". The purchase price comprised: (1) cash in the amount of $660,000; (2) a promissory note ("Promissory Note 1") in the principal amount of $282,450; and (3) a promissory note ("Promissory Note 2") in the principal amount equal to the book value at September 2, 1999 of the inventory purchased by the Company, the valuation of which was initially agreed to be $1,214,750. The Promissory Notes both bear interest at 6% per annum and are due on April 1, 2001.

      The Company funded the $660,000 cash payment with a promissory note due to CIT Group bearing interest payable at 8.5%, principal being repayable with proceeds from the sale of the machinery and equipment purchased by the Company. At June 30, 2000 the Company had repaid the principal due to CIT Group. Promissory Note 1 was to be repaid with the sale proceeds of the machinery and equipment once the CIT Group promissory note was repaid. Promissory Note 2, pursuant to the Purchase Agreement's Post-Closing Adjustment, was reduced to a balance of $948,036 at December 31, 1999 and is to be paid down with proceeds from the sale of the inventory purchased by the Company, with interest accrued on outstanding balances.

      An agreement between the Company and Andrex dated July 15, 2000, effective as of April 1, 2000 amended the Asset Purchase Agreement dated September 2, 1999, to the effect that Promissory Note 1 was deemed to be satisfied in full and Promissory Note 2 which had not been issued by the Company, pending resolution of matters in dispute between the parties, was now considered cancelled. In place thereof, the Company agreed to pay Andrex an amount equal to $900,000, payable in 18 equal monthly installments commencing August 1,

      2000, together with accrued interest at the rate of 6 1/2% per annum from April 1, 2000 payable on each principal payment date. In addition to satisfying both promissory notes, this agreement discharged the Company from any and all other obligations pursuant to the Asset Purchase Agreement, with effect from April 1, 2000.

      In conjunction with this amendment the Company has reversed in the second quarter of 2000 approximately $194,000 of charges recorded during the first quarter of 2000 relating to various operating expenses of Andrex payable by the Company as part of the original acquisition agreement. These charges consisted of approximately $164,000 for salaries and benefits and $30,000 for insurance costs.

NOTE 3. DISCONTINUED OPERATIONS

      Since 1995, the Company's primary operating segment has been its textile converting business. Due to potentially significant insurance cost increases relating to the oil & gas segment coupled with the retirement of Treasurer of the Company, management decided to transfer the remaining oil well to the Treasurer. The transfer has resulted in a charge to operations of $33,138 for the three and six months ended June 30, 2000.

      The operating results of the discontinued operations are as follows:

                          For the three months ended   For the six months ended
                                   June 30,                    June 30,
                               1999        2000           1999          2000
                               ----        ----           ----          ----

      Revenues              $ 10,422     $  6,849       $ 15,805      $ 12,647

      Net income (loss)     $  4,950     $  3,357       $   (353)     $  5,585

NOTE 4. RECLASSIFICATIONS

      Certain 1999 amounts have been reclassified to conform to the presentation used in 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations:

      Six months ended June 30, 2000 as compared to six months ended June 30, 1999.

      The Company's sales for the Fabric Divisions for the six months ended June 30, 2000 were $8,298,143, an increase of $1,577,235 or 23% from $6,720,908 for the same period in 1999. The cost of goods sold of the Fabric Divisions in the first half of 2000 increased 20%, from $5,645,397 in 1999 to $6,769,782 in 2000.
The gross profit for the Fabric Divisions for the first six months of 2000 was $1,528,361, an increase of $452,850 or 42% from $1,075,511 in 1999. Most of the increases are attributed to the improved efficiencies derived from the Andrex Knit Division, which commenced upon acquisition effective July 1, 1999. During the six months ended June 30, 2000, the Company had other income of $51,505, which consisted primarily of gains on the sale of assets for which no such income was recorded in the same 1999 period.

      The Company's total expenses from continuing operations for the six months ended June 30, 2000 were $1,658,114, an increase of $731,212 or 79% from $926,902 in the same period in 1999. Such increase was due to the combined increases of (i) selling expenses of the Fabric Divisions of $446,793, or 74%, compared to the first half of 1999; and (ii) an increase in general administrative expenses of $284,419, or 87%; both such increases were predominately due to increases in salaries, benefits and payroll taxes and related expenses associated with the acquisition which created the Andrex Knits Division. As a result of the foregoing, the Company reflected a net loss from continuing operations of $78,248 in the six months ended June 30, 2000 compared to net income from continuing operations of $148,609 in the same period in 1999.

      Effective June 30, 2000, the Company discontinued operation of the Oil and Gas segment by transferring to the Treasurer of the Company the remaining interest in the oil and gas well. The amount was $33,138 and was charged to operations as salary. Revenues from discontinued operations for the six months ended June 30, 2000 were $15,805 as compared to $12,647 for the comparable period in 1999. The net (loss)/income from discontinued operations for the six months ended June 30, 2000 and 1999 was $(353) and $5,585, respectively.

      Three months ended June 30, 2000 as compared to three months ended June 30, 1999.

      The Company's sales for the Fabric Divisions for the three months ended June 30, 2000 were $4,467,704, an increase of $893,354, or 25% from $3,574,350 for the same period in 1999. The cost of goods sold of the Fabric Divisions in the second quarter of 2000 increased 15% from $3,097,102 in 1999 to $3,562,338 in 2000. The gross profit for the Fabric Divisions for the second three months of 2000 was $905,366, an increase of $428,118 or 90% from $477,248 in 1999. Most of the increases are attributed to the improved efficiencies derived from the Andrex Knit Division, which commenced upon acquisition effective July 1, 1999. During the three months ended June 30, 2000, the Company had other expenses of $18,739, which consisted of losses on the sale of assets for which there was no such loss recorded in the same 1999 period.

      The Company's total operating expenses for the three months ended June 30, 2000 were $670,269, an increase of $215,474, or 47% from $454,795 in the same period in 1999. Such increase was due to the effect of: (i) an increase in selling expenses of the Fabric Divisions of $44,413, or 14%, compared to the 1999 second quarter; (ii) an increase in general and administrative expenses on $171,061, or 124%. Also, operating expenses were reduced by $193,877 in the second quarter for costs recorded in first quarter of 2000 as a result of the Amendment to the Asset Purchase Agreement with Andrex. The net increase in expenses of the quarter ended June 30, 2000 was predominately due to increases in salaries, benefits and payroll taxes and related expenses associated with the acquisition, which created the Andrex Knits Division. As a result of the foregoing, the Company reflected net income from continuing operations of $216,538 in the three months ended June 30, 2000 compared to net income from continuing operations of $22,453 in the same period in 1999.

      Effective June 30, 2000, the Company discontinued operation of the Oil and Gas segment by transferring to the Treasurer of the Company the remaining interest in the oil and gas well. The amount was approximately $33,138 and was charged to operations as salary. Revenues from discontinued operations for the six months ended June 30, 2000 were $10,422 as compared to $6,849 for the comparable period in 1999. The net income from discontinued operations for the six months ended June 30, 2000 and 1999 was $4,950 and $3,357, respectively.

Liquidity and Capital Resources

      The Company entered into a Factoring Agreement with the CIT Group/Commercial Services, Inc. ("CIT Group") on September 17, 1998 (the "CIT Group Factoring Agreement"). Pursuant to the terms of the CIT Group Factoring Agreement, the Company, among other things (i) assigned to CIT Group its interest in all accounts receivable arising from the sale of inventory or rendition of services, (the "Accounts"), including those under any trade names, through any divisions and through any selling agent, and pays CIT Group a factoring fee of 0.6% of the gross face amount of the Accounts, with a minimum commission of $3 per invoice and $48,000 per annum, an additional 1/4 of 1% of the gross face amount of each Account for each 30-day period or part thereof by which the longest terms of sale applicable to such Account exceed 90 days, and an additional 1% of the gross face amount of all Accounts arising from sales to customers located outside the United States; and, (ii) may request advances, which advances shall be made at the CIT Group's sole discretion, on the net purchase price of the Accounts, and pays interest on such advances at the rate of 0.5% above The Chase Manhattan Bank's prime rate for the term thereof. The CIT Group Factoring Agreement remains effective until termination by either party. CIT Group may terminate the CIT Group Factoring Agreement at any time, upon 60 days' prior written notice or immediately without prior written notice, upon the occurrence of an Event of Default (as such term is defined in the CIT Group Factoring Agreement). The Company may terminate the CIT Group Factoring Agreement on any September 30th, upon 60 days' prior written notice.

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

      On July 26, 1999, Mr. Levinson and the Company entered into an agreement whereby Mr. Levinson agreed to accept 400,000 shares of the Common Stock of the Company, in full and final satisfaction of the loan made to the Company on July 1, 1999 in the principal amount of $500,000.

      Mr. Levinson has agreed, if necessary, to personally support the Company's cash requirements to enable it to fulfill its obligations through July 1, 2001.

      On September 2, 1999, the Company entered into an Asset Purchase Agreement, dated September 2, 1999 (the "Purchase Agreement"), with Andrex, pursuant to which the Company purchased (1) Andrex's inventory; (2) Andrex's machinery and equipment; (3) Andrex's furniture, fixtures and supplies located at 1071 Avenue of the Americas, New York, New York 10018; (4) Andrex's sales orders; and (5) Andrex's trade name "Andrex Knits". The purchase price comprised: (1) cash in the amount of $660,000; (2) a promissory note ("Promissory Note 1") in the principal amount of $282,450; and (3) a promissory note ("Promissory Note 2") in the principal amount equal to the book value of September 2, 1999 of the inventory purchased by the Company, the valuation of which was initially agreed to be $1,214,750. The Promissory Notes both bear interest at 6% per annum and are due on April 1, 2001.

      The Company funded the $660,000 cash payment with a promissory note due to CIT Group bearing interest payable at 8.5%, principal being repayable with proceeds from the sale of the machinery and equipment purchased by the Company. At June 30, 2000 the Company had repaid the principal due to CIT Group. Promissory Note 1 was to be repaid with the sale proceeds of the machinery and equipment once the CIT Group promissory note was repaid. Promissory Note 2, pursuant to the Purchase Agreement's Post-Closing Adjustment, was reduced to a balance of $948,036 at December 31, 1999 and is to be paid down with proceeds from the sale of the inventory purchased by the Company, with interest accrued on outstanding balances.

      An agreement between the Company and Andrex. dated July 15, 2000, effective as of April 1, 2000 amended the Asset Purchase Agreement dated September 2, 1999, to the effect that Promissory Note 1 was deemed to be satisfied in full and Promissory Note 2 which had not been issued by the Company, pending resolution of matters in dispute between the parties, was now considered cancelled. In place thereof, the Company agreed to pay Andrex an amount equal to $900,000, payable in 18 equal monthly installments commencing August 1, 2000, together with accrued interest at the rate of 6 1/2% per annum from April 1, 2000 payable on each principal payment date. In addition to satisfying both promissory notes, this agreement discharged the Company from any and all other obligations pursuant to the Asset Purchase Agreement, with effect from April 1, 2000.

      The Company believes that cash generated from the Company's sale of woven fabrics produced by the Company's Paradox Woven Division, the sale of knit fabrics produced by the Company's newly formed Andrex Knits Division, the advances under the CIT Group Factoring Agreement and loans from Mr. Levinson (if needed) will be sufficient to fund the Company's operations for 2000. The Company's unrestricted cash at June 30, 2000 was $21,582, an increase of $18,537 from $3,045 at December 31, 1999.

Seasonality

      The business of both the Paradox Woven Division and the Andrex Knits Division is seasonal. The Paradox Woven Division typically realizes higher revenues and operating income in the first and fourth calendar quarters, while the Andrex Knits Division's realizations are in the second and third calendar quarters. Such seasonality takes into account the standard lead-time required by the fashion industry to manufacture apparel, which corresponds to their respective retail selling seasons.

                                    PART II.

ITEM 6. Exhibits and Reports on Form 8 - K.

(a)   The following exhibits are included herein:

      Exhibit 27 - Financial Data Schedule (Article 5), included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the balance sheets and statements of operations and deficit as of and for the six months ended June 30, 2000, and is qualified in its entirety by reference to such financial statements.

(b) No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVCOR INTERNATIONAL, INC.


Date August 11, 2000                            /s/ Robert A. Levinson
     ----------------------                     --------------------------------
                                                Robert A. Levinson
                                                Chairman of the Board,
                                                President and Secretary


Date August 11, 2000                            /s/ Sean Brennan
     ----------------------                     --------------------------------
                                                Sean Brennan
                                                Treasurer