Form 10QSB/A
period 2000-06-30
LEVCOR INTERNATIONAL INC
filed 2000-08-22
CIK 76094

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended     6/30/00
                                 -----------

|_|   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to ______________

Commission file number                        811-3584
                      ----------------------------------------------------------

                           Levcor International, Inc.
--------------------------------------------------------------------------------

       (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                         06-0842701
-------------------------------                    -----------------------------
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

      The registrant hereby amends Part I, Item 1, Financial Statements, Unaudited Statements of Cash Flows for the Six Months Ended June 30, 2000, of its Quarterly Report on Form 10-QSB for the quarterly period ending June 30, 2000, to read as set forth below:

                            [Continued on next page]

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           Levcor International, Inc.

                            STATEMENTS OF CASH FLOWS

                     For the Six Months Ended June 30, 2000

                                   (Unaudited)

                                                                                   2000           1999
                                                                                ---------       ---------
Cash flows from operating activities
     Net/(loss) income                                                          $ (78,601)      $ 154,194
     Adjustments to reconcile net/(loss) income to net
      cash provided by operating activities
           Depletion, depreciation and amortization                                12,148           5,016
           Write-down of oil and gas properties                                     4,223            --
           Services paid in common stock                                           18,000           5,000
           Loss on sale of assets held for resale                                  37,450            --
           Loss on sale of discontinued operations                                    353            --
           Gain on sale of fixed assets                                           (44,194)           --
           Sale of assets from discontinued operations charged to salaries         33,138            --

     Changes in operating assets and liabilities
                 Accounts receivable                                               37,699        (100,908)
                 Due from factor                                                       --          48,411
                 Inventories                                                     (425,247)          2,194
                 Prepaid expenses and other current assets                         25,915         (21,284)
                 Accounts payable and accrued expenses                            906,069         137,686
                                                                                ---------       ---------

           Net cash provided by operating activities                              526,953         230,309
                                                                                ---------       ---------

Cash flows from investing activities
      Purchases of property and equipment and intangible assets                   (50,110)         (1,869)
      Sale of oil and gas properties                                                                3,800
      Proceeds from sale of fixed assets                                           44,194            --
                                                                                                ---------
      Proceeds from sale of assets held for sale                                   41,245            --
                                                                                ---------       ---------

           Net cash provided by investing activities                               35,329           1,931
                                                                                ---------       ---------

Cash flows from financing activities
      Repayment of long-term debt                                                (543,745)       (282,800)
                                                                                ---------       ---------

           Net cash used in financing activities                                 (543,745)       (282,800)
                                                                                ---------       ---------

                  NET INCREASE/(DECREASE) IN CASH                                  18,537         (50,560)

      Cash at beginning of period                                                   3,045          60,318
                                                                                ---------       ---------

      Cash at end of period                                                     $  21,582       $   9,758
                                                                                =========       =========

     Supplemental disclosures of cash flow information:
         Cash paid during the period for Interest                               $ 182,900       $ 119,307

The accompanying notes are is an integral part of these statements.

                                        SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVCOR INTERNATIONAL, INC.


Date    August 18, 2000                /s/ Robert A. Levinson
        ----------------------         ----------------------------
                                       Robert A. Levinson
                                       Chairman of the Board,
                                       President and Secretary


Date    August 18, 2000                /s/ Sean Brennan
        ----------------------         ----------------------------
                                       Sean Brennan
                                       Treasurer