Form 10QSB
period 2000-09-30
LEVCOR INTERNATIONAL INC
filed 2000-11-20
CIK 76094

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       9/30/00
                               --------------------

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

        Yes |X|            No |_|

As of November 20, 2000, 2,371,299 shares of the issuer's common stock, par value $.56 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                Table of Contents

                                                                            Page

Part I. FINANCIAL INFORMATION..................................................1

       Item 1. Financial Statements(Unaudited)
               Condensed Balance Sheet as of September 30, 2000 ...............1

               Condensed Statements of Operations and Accumulated Deficit
               for the Nine and Three Months Ended September 30, 2000
               and September 30, 1999..........................................2

               Condensed Statements of Cash Flows for the
               Nine and Three Months Ended September 30, 2000
               and September 30, 1999..........................................3

               Notes to Financial Statements ..................................4

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations...................6

Part II. OTHER INFORMATION....................................................10

       Item 6. Exhibits and Reports on Form 8-K...............................10

Signatures....................................................................11

Exhibit 27....................................................................12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           Levcor International, Inc.

                             CONDENSED BALANCE SHEET

                               September 30, 2000

                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
    Cash                                                            $     1,003
    Accounts receivable                                                  18,773
    Inventories                                                       3,513,121
    Prepaid expenses and other current assets                            27,601
                                                                    -----------

        Total current assets                                          3,560,498

PROPERTY AND EQUIPMENT, net                                              65,159

ASSETS HELD FOR SALE                                                    325,200

INTANGIBLE ASSETS, net                                                   36,748

OTHER NONCURRENT ASSETS                                                  34,650
                                                                    -----------
TOTAL ASSETS
                                                                    $ 4,022,255
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Due to factor                                                   $ 1,484,075
    Accounts payable and accrued expenses                             2,783,180
    Current maturities of long-term debt                                600,000
                                                                    -----------

        Total current liabilities                                     4,867,255

LONG TERM DEBT, less current maturities                                 200,000

DUE TO OFFICER / STOCKHOLDER                                            914,992

STOCKHOLDERS' EQUITY (DEFICIENCY)
        Common stock - par value $.56 per share; authorized
                 15,000,000 shares, outstanding 2,371,299 shares      1,327,927

        Capital in excess of par value                                5,254,657

       Accumulated deficit                                           (8,468,514)

         Treasury stock                                                 (74,062)
                                                                    -----------

 Total stockholders' (deficiency)                                    (1,959,992)
                                                                    -----------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY
                                                                    $ 4,022,255
                                                                    ===========

See notes to condensed financial statements.

                            Levcor International, Inc

           CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                   (Unaudited)

                                                          For the nine months ended       For the three months ended
                                                                 September 30th                  September 30th

                                                              2000            1999           2000             1999
                                                         ----------------------------    ----------------------------
Net sales                                                $ 11,458,374    $ 10,706,682    $  3,160,231      $3,985,774
Cost of goods sold                                          9,218,769       9,207,040       2,448,987       3,561,643
                                                         ----------------------------    ----------------------------
Gross profit                                                2,239,605       1,499,642         711,244         424,131

Selling, general and administrative expenses                2,080,983       1,343,673         613,969         536,078
                                                         ----------------------------    ----------------------------
(Loss)/income from continuing operations                      158,622         155,969          97,275        (111,947)
before interest expense

          Interest expense                                    298,423         182,183         107,323          62,876
                                                         ----------------------------    ----------------------------
(Loss) from continuing operations before other income        (139,801)        (26,214)        (10,048)       (174,823)

          Other income                                         70,895              --          19,392              --
                                                         ----------------------------    ----------------------------
(Loss)/income from continuing operations                      (68,906)        (26,214)          9,344        (174,823)

          (Loss)/income from discontinued operations           (7,487)          6,513          (7,134)            928

NET (LOSS)/INCOME                                             (76,393)        (19,701)          2,210        (173,895)

Accumulated deficit at beginning of period                 (8,392,121)     (7,737,196)     (8,470,724)     (7,583,002)
                                                         ----------------------------    ----------------------------
Accumulated deficit at end of period                     $ (8,468,514)   $ (7,756,897)   $ (8,468,514)   $ (7,756,897)
                                                         ============================    ============================

   Basic and diluted (loss)/income per share

       Continuing operations (loss)/income per share     $      (0.03)   $      (0.01)   $       0.03    $      (0.09)

       Discontinued operations (loss)/income per share          (0.00)          (0.00)          (0.03)           0.00

       Total (loss) per share                            $      (0.03)   $      (0.01)   $      (0.00)   $      (0.09)

Weighted average shares outstanding                         2,370,182       1,765,966       2,371,299       1,765,966

See notes to condensed financial statements.

                           Levcor International, Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS

                    For the Nine Months Ended September 30th

                                   (Unaudited)

                                                                                 2000           1999
                                                                             -----------    -----------
Cash flows from operating activities
         Net loss                                                            $   (76,393)   $   (19,701)
         Adjustments to reconcile net loss to net cash
          provided by operating activities
           Depletion, depreciation and amortization                               17,484          9,198
           Write-down of oil and gas properties                                    4,223             --
           Services paid in common stock                                          18,000          5,000
           Sale of assets from discontinued operations charged to salaries        33,138             --
           Loss on sale of discounted business                                       353             --
           Loss on sale of assets held for resale                                 37,450             --
           Accrued interest on loan payable to officer                            32,432             --
           Gain on sale of fixed assets                                          (44,194)            --
           Loss on sale of automobile                                              1,660             --
        Changes in operating assets and liabilities
               Accounts receivable                                                40,464       (106,930)
               Due from factor                                                        --     (1,164,535)
               Inventories                                                    (1,190,133)    (1,346,177)
               Prepaid expenses and other current assets                             263        (54,250)
               Accounts payable and accrued expenses                             273,625      2,335,126
                                                                             -----------    -----------
           Net cash (used in) operating activities                              (851,628)      (342,269)

Cash flows from investing activities
      Purchases of property and equipment and intangible assets                  (90,873)        (9,317)
       Purchases of assets held for resale                                            --       (942,450)
       Sale of oil and gas properties                                                 --          3,800
       Proceeds from sale of automobile                                            6,385             --
       Proceeds from sale of fixed assets                                         44,194             --
       Proceeds from sale of assets held for sale                                 49,550             --
                                                                             -----------    -----------
           Net cash provided by  investing activities                              9,256       (947,967)

Cash flows from financing activities
      Due to factor                                                            1,484,075             --
      Exercise of stock options                                                       --        500,000
      Net proceeds (repayment) of long-term debt                                (643,745)       329,650
      Advances from shareholder                                                       --        450,000
                                                                             -----------    -----------
           Net cash provided by (used in) financing activities                   840,330      1,279,650

                                                                             -----------    -----------
                       NET DECREASE IN CASH                                       (2,042)       (10,586)

      Cash at beginning of period                                                  3,045         60,318
                                                                             -----------    -----------
       Cash at end of period                                                 $     1,003    $    49,732
                                                                             ===========    ===========
      Supplemental disclosures of cash flow information:
           Cash paid during the period for interest                          $   243,702    $   182,210

See notes to condensed  financial statements.

                           Levcor International, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                      Nine Months Ended September 30, 2000

                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements of Levcor International, Inc. (the "Company") have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

NOTE 2. Inventories consist of the following:

      Raw materials             $1,594,954
      Work in process            1,008,970
      Finished goods               909,197
                                ----------
                                $3,513,121
                                ==========

NOTE 3. AMENDMENT TO ASSET PURCHASE AGREEMENT

      On September 2, 1999, the Company entered into an Asset Purchase Agreement (the "Purchase Agreement"), with Andrex Industries Corp. ("Andrex"), pursuant to which the Company purchased (1) Andrex's inventory; (2) Andrex's machinery and equipment; (3) Andrex's furniture, fixtures and supplies located at 1071 Avenue of the Americas, New York, New York 10018;
      (4) Andrex's sales orders; and (5) Andrex's trade name "Andrex Knits". The purchase price comprised: (1) cash in the amount of $660,000; (2) a promissory note ("Promissory Note 1") in the principal amount of $282,450; and (3) a promissory note ("Promissory Note 2") in the principal amount equal to the book value at September 2, 1999 of the inventory purchased by the Company, the valuation of which was initially agreed to be $1,214,750. The Promissory Notes both bear interest at 6% per annum.

      The Company funded the $660,000 cash payment with a promissory note due to CIT Group bearing interest payable at 8.5%, principal being repayable with proceeds from the sale of the machinery and equipment purchased by the Company. At September 30, 2000 the Company had repaid the principal due to CIT Group. Promissory Note 1 was to be paid with the sales proceeds of the machinery and equipment once the CIT Group promissory note was repaid. Promissory Note 2, pursuant to the Purchase Agreement's Post-Closing Adjustment, was reduced to a balance of $948,036 at December 31, 1999 and is to be paid down with proceeds from the sale of the inventory purchased by the Company, with interest accrued on outstanding balances. Promissory
      Note 2 was further reduced by $120,704 effective April 1, 2000 in final settlement of disputed matters.

      An agreement between the Company and Andrex dated July 15, 2000, effective as of April 1, 2000 amended the Asset Purchase Agreement, to the effect that Promissory Note 1 was deemed to be satisfied in full and Promissory
      Note 2, which had not been issued by the Company, pending resolution of matters in dispute between the parties, was now considered cancelled. In place thereof, the Company agreed to pay Andrex an amount equal to $900,000, payable in 18 equal monthly installments commencing August 1, 2000, together with accrued interest at the rate of 6 1/2% per annum from April 1, 2000 payable on each principal payment date. In addition to satisfying both promissory notes, this agreement discharged the Company from any and all other obligations pursuant to the Asset Purchase Agreement.

      In conjunction with this amendment the Company has reversed in the second quarter of 2000 approximately $194,000 of charges recorded during the first quarter of 2000 relating to various operating expenses of Andrex payable by the Company as part of the original acquisition. These charges consisted of approximately $164,000 for salaries and benefits and $30,000 for insurance costs.

NOTE 4. DISCONTINUED OPERATIONS

      Since 1995, the Company's primary operating segment has been its textile converting business. Due to potentially significant insurance cost increases relating to the oil & gas segment coupled with the retirement of the Treasurer of the Company, management decided to transfer the remaining oil well to the Treasurer, as a non-cash retirement arrangement. The transfer has resulted in a charge to operations in June 2000 of $33,138.

      The operating results of the discontinued operations are as follows:

                                      For the nine months ended               For the three months ended
                                            September 30,                            September 30,
                                      2000                 1999                2000                 1999
                                      ----                 ----                ----                 ----
      Revenues                     $ 15,664             $ 22,837            $   (141)            $ 10,190

      Net income (loss)            $ (7,487)            $  6,513            $ (7,134)            $    928

NOTE 5. RECLASSIFICATIONS

      Certain 1999 amounts have been reclassified to conform to the presentation used in 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations:

      Nine months ended September 30, 2000 as compared to nine months ended September 30, 1999.

      The Company's net sales for the Fabric Divisions for the nine months ended September 30, 2000 were $11,458,374, an increase of $751,692 or 7% from $10,706,682 for the same period in 1999. Net sales have risen on a comparative basis because the first six months of 1999 did not include sales for the Andrex Knits division, which was effectively acquired July 1, 1999. The cost of goods sold of the Fabric Divisions in the first nine months of 2000 increased .1%, from $9,207,040 in 1999 to $9,218,769 in 2000. The gross profit for the Fabric Divisions for the first nine months of 2000 was $2,239,605, an increase of $739,963 or 49% from $1,499,642 in 1999. Most of the increases are attributed to the termination of gross profit sharing with Andrex Industries Corp. coupled with one-time inventory cost savings derived from the settlement of inventory acquisition costs for the Andrex Knit Division, which commenced upon acquisition effective July 1, 1999. During the nine months ended September 30, 2000, the Company had other income of $70,895, which consisted primarily of income from a lease-buyout agreement for which no such income was recorded in the same 1999 period.

      The Company's total expenses from continuing operations for the nine months ended September 30, 2000 were $2,379,406, an increase of $853,550 or 56% from $1,525,856 in the same period in 1999. Such increase was due primarily to costs for operating the Andrex Knits division. Salaries increased $256,279, or 27%, commissions increased $31,176, or 102%, development costs increased $35,118, or 33%, factor fees increased $27,071, or 52%, interest increased $116,240, or 64%, rent increased $47,378, or 71%, travel and business increased $52,514, or 289%, computer support services increased $25,023, or 371%, supplies increased $20,972, or 395%, telephone increased $37,475, or 496%, electric increased $19,256 for which there were no charges in 1999, sampling expense increased $15,225 for which there were no charges in 1999, the balance of expenses increased $169,823, or 338%, compared to the first nine months of 1999. As a result of the foregoing, the Company reflected a net loss from continuing operations of $68,906 in the nine months ended September 30, 2000 compared to a net loss from continuing operations of $26,214 in the same period in 1999.

      Effective June 30, 2000, the Company discontinued operation of the Oil and Gas segment by transferring to the Treasurer of the Company the remaining interest in the oil and gas well. The amount was $33,138 and was charged to operations as salary. Revenues from discontinued operations for the nine months ended September 30, 2000 were $15,664 as compared to $22,837 for the comparable period in 1999. The net (loss)/income from discontinued operations for the nine months ended September 30, 2000 and 1999 was $(7,487) and $6,513, respectively.

      Three months ended September 30, 2000 as compared to three months ended September 30, 1999.

      The Company's net sales for the Fabric Divisions for the three months ended September 30, 2000 were $3,160,231, a decrease of $825,543, or 21% from $3,985,774 for the same period in 1999. Net sales declined versus last year due to a change in customer mix in an effort to increase profit margins. The cost of goods sold of the Fabric Divisions in the third quarter of 2000 decreased 31% from $3,561,643 in 1999 to $2,448,987 in 2000. The gross profit for the Fabric Divisions for the third three months of 2000 was $711,244, an increase of $287,113 or 68% from $424,131 in 1999. Most of the increases are attributed to the termination of gross profit sharing with Andrex Industries Corp. coupled with one-time inventory cost savings derived from the settlement of inventory acquisition costs for the Andrex Knit Division, which commenced upon acquisition effective July 1, 1999. During the three months ended September 30, 2000, the Company had other income of $19,392, which consisted primarily of income from a lease-buyout agreement for which no such income was recorded in the same 1999 period.

      The Company's total operating expenses for the three months ended September 30, 2000 were $721,292, an increase of $122,338, or 20% from $598,954 in the same period in 1999. Salaries & benefits decreased $139,259, or 29%, commissions decreased $2,985, or 27%, development costs increased $29,195, or 325%, factor fees increased $19,618, or 428%, interest increased $44,447, or 71%, rent decreased $23,978, or 36%, travel and business increased $21,533, or 166%, computer support services increased $3,897, or 85%, supplies increased $3,919, or 118%, telephone increased $10,508, or 136%, electric increased $9,904 for which there were no charges in 1999, sampling expense increased $7,449 for which there were no charges in 1999, the balance of expenses increased $138,090, or 115%, compared to the first nine months of 1999. Also, operating expenses were reduced by $193,877 in the second quarter for costs recorded in first quarter of 2000 as a result of the Amendment to the Asset Purchase Agreement with Andrex Industries, Corp. As a result of the foregoing, the Company reflected net income from continuing operations of $9,344 in the three months ended September 30, 2000 compared to a net loss from continuing operations of $174,823 in the same period in 1999.

      Effective June 30, 2000, the Company discontinued operation of the Oil and Gas segment by transferring to the Treasurer of the Company the remaining interest in the oil and gas well. The total amount of $33,138 was charged to operations as salary. Revenues from discontinued operations for the three months ended September 30, 2000 were $(141) as compared to $10,190 for the comparable period in 1999. The net (loss)/income from discontinued operations for the three months ended September 30, 2000 and 1999 was $(7,134) and $928, respectively.

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

      If necessary, Mr. Levinson has agreed to personally support the Company's cash requirements to enable it to fulfill its obligations through October 1, 2001. The amount owed by the Company to Mr. Levinson as of September 30, 2000 is $720,000 and is a demand obligation of which no portion is due currently and which Mr. Levinson has promised not to demand until at least October 1, 2001. Also, the accrued interest on this obligation, $194,992, has been reclassified as a long-term obligation.

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

      An agreement between the Company and Andrex, dated July 15, 2000, effective as of April 1, 2000 amended the Asset Purchase Agreement dated September 2, 1999, to the effect that Promissory Note 1 was deemed to be satisfied in full and Promissory Note 2 which had not been issued by the Company, pending resolution of matters in dispute between the parties, was now considered cancelled. In place thereof, the Company agreed to pay Andrex an amount equal to $900,000, payable in 18 equal monthly installments commencing August 1, 2000, together with accrued interest at the rate of 6 1/2% per annum from April 1, 2000 payable on each principal payment date. In addition to satisfying both promissory notes, this agreement discharged the Company from any and all other obligations pursuant to the Asset Purchase Agreement, with effect from April 1, 2000.

      The Company believes that cash generated from the Company's sale of woven fabrics produced by the Company's Paradox Woven Division, the sale of knit fabrics produced by the Company's newly formed Andrex Knits Division, the advances under the CIT Group Factoring Agreement and loans from Mr. Levinson (if needed) will be sufficient to fund the Company's operations for 2000. The Company's unrestricted cash at September 30, 2000 was $1,003, a decrease of $2,042 from $3,045 at December 31, 1999.

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

                                    PART II.

ITEM 6. Exhibits and Reports on Form 8 - K.

(a)   The following exhibits are included herein:

      Exhibit 27 - Financial Data Schedule (Article 5), included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the balance sheets and statements of operations and deficit as of and for the nine months ended September 30, 2000, and is qualified in its entirety by reference to such financial statements.

(b) No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVCOR INTERNATIONAL, INC.


Date      November 20, 2000                     /s/ Robert A. Levinson
          --------------------------            --------------------------------
                                                Robert A. Levinson
                                                Chairman of the Board,
                                                President and Secretary


Date      November 20, 2000                     /s/ Sean Brennan
          --------------------------            --------------------------------
                                                Sean Brennan
                                                Treasurer