Form 10KSB
period 2000-12-31
LEVCOR INTERNATIONAL INC
filed 2001-03-30
CIK 76094

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      [X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2000

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

                                 (212) 354-8500
                         (Registrant's telephone number)


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

               Yes  X                 No
                  -----                  -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     Issuer's revenues for the fiscal year ended December 31, 2000: $17,274,017.

     As at March 27, 2001, approximately 2,318,699 shares of Common Stock of the issuer were outstanding and the aggregate Market value of the voting common stock held by non-affiliates, was approximately $4,927,235.

     Transitional Small Business Disclosure Format:  Yes         No   X
                                                        -----       -----

     Documents incorporated by reference: None

                                Table of Contents

                                                                                Page
PART I.............................................................................1
   Item 1.     DESCRIPTION OF BUSINESS.............................................1
      (A)   The Fabrics Division...................................................1
      (B)   Ownership of Interests in Oil and Gas Wells............................2

   Item 2.     DESCRIPTION OF PROPERTY.............................................3
   Item 3.     LEGAL PROCEEDINGS...................................................3
   Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................5

PART III...........................................................................5
   Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..........5
   Item 10.    EXECUTIVE COMPENSATION..............................................6
   Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......8
   Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................9

PART III.              ............................................................9
   Item 13.    EXHIBITS, LISTS AND REPORTS ON FORM 8-K.............................9

FORWARD-LOOKING STATEMENTS

     Some of the statements contained in this Report discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. Those statements include statements regarding the intent, belief or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to, those risks and uncertainties set forth under the heading "Factors That Could Affect Our Future Results" of Part I of this Report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

                                    PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

     Levcor International, Inc. (the "Company") was incorporated in 1964 under the laws of the Islands of Bermuda and was reorganized in 1967 under the laws of the State of Delaware. In 1995, the Company changed its name from Pantepec International, Inc. to Levcor International, Inc.

     Since its incorporation, the Company was engaged in the ownership of fractional interests in oil and gas wells and leases with respect thereto. In June 2000, the Company discontinued operation of the oil and gas wells it owned pursuant to working interest ("WI") agreements. In 1995, the Company acquired a woven fabric converting business that converts cotton and cotton-blend fabrics for sale to domestic apparel manufacturers. This acquisition formed the basis of the Company's Fabrics Division. In July 1, 1999, the Company purchased from Andrex Industries Corp. ("Andrex") its knit fabric and processing business that produces knit fabrics used in the production of apparel. That business is now part of the Fabrics Division.

     The operation of the Fabrics Division now comprise the Company's sole business focus and during the 2000 year, constituted substantially all of the Company's revenues.

BUSINESS OF THE ISSUER

(A) THE FABRICS DIVISION

     The Fabrics Division is engaged in converting textiles for sale to domestic apparel manufacturers. The converting process consists of (i) designing fabrics and (ii) commissioning textile mills to weave the greige fabric (i.e., undyed) according to the Company's specifications, (iii) purchasing yarns both dyed and undyed and commissioning knitting mills to knit the yarns into greige fabric according to the Company's specifications, and (iv) commissioning fabric finishers (i.e., dye plants) to dye, print and finish the greige fabric according to the Company's specifications. The Company contracts with commercial transporters to deliver greige fabric from textile mills to dyers. The Company places orders for the sale of finished fabrics through its sales personnel and independent commission agents.

     The raw materials used by the Fabrics Division to fabricate textiles are typically a combination or blend of two or more fibers, such as rayon, acetate, polyester, cotton and acrylic. The principal suppliers of raw materials, greige goods or yarn, used by the fabric division during 2000 are JPS Converter and Industrial, Corp. and National Spinning, Inc. The primary knitters used in the conversion process are Fairfield Textiles, Corp. and Ramseur Interlock Knitting. The primary finishers in the conversion process are United Piece Dye Works, Inc. and Oxford Textiles, Inc.

     In 2000, Alfred Dunner, Inc. and Nygard International, Ltd., manufacturers of women's apparel, accounted for $8,047,476 and $2,683,854, or 47% and 16%, of the Fabric Division's revenues, respectively.

     In 2000, research and development expenses related to the fabrics division were not passed on to the Company's customers. These costs amounted to $200,515.

(B) OWNERSHIP OF INTERESTS IN OIL AND GAS WELLS

     Effective June 30, 2000, the Company discontinued operation of the oil and gas wells it owned pursuant to WI agreements by transferring to the then Treasurer of the Company the remaining interest in the oil and gas wells. The value of the interests was $33,138 and was charged to operations as salary. During 2000, the Company earned revenues and incurred production costs (exclusive of $3,019 in severance taxes) under the terms of such WI agreements of $15,664 and $16,697, respectively.

FACTORS THAT COULD AFFECT OUR FUTURE RESULTS

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

SEASONALITY

     The business of the Fabrics Division is seasonal. Such seasonality takes into account the standard lead time required by the fashion industry to manufacture apparel which corresponds to their respective retail selling seasons.

EMPLOYEES

     The Company currently employs twenty persons, all of whom are employed full time. None of our employees are represented by a collective bargaining agreement. We believe that our relationship with our employees is good.

ITEM 2. DESCRIPTION OF PROPERTY.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II.

To be filed by amendment.

                                   PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth information concerning each of the directors and executive officers of the Company:

Names                               Age           Position
-----                               ---           --------

Robert A. Levinson                  75            Chairman of the Board,
                                                  President and Secretary

John McConnaughy                    71            Director

Edward H. Cohen                     62            Director

Sean Brennan                        41            Treasurer


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

     Edward H. Cohen has been a director of the Company since June 1998. For more than the past five years Mr. Cohen has been a Senior Partner at Rosenman & Colin LLP, a law firm. Mr. Cohen also serves as a director of Franklin Electronic Publishers, Inc., a designer and developer of electronic products, and its 82%-owned subsidiary, Voice Powered Technology, Inc., Phillips-Van Heusen Corporation, a manufacturer and retailer of apparel and footwear, and Merrimac Industries, Inc., a designer and producer of microwave and radio frequency components.

     Sean Brennan has served as the Company's Treasurer since July 1, 2000. Mr. Brennan has served as the controller of the fabrics division of Levcor International, Inc. since May 1, 1995. His service as controller assumed full-time responsibilities in October of 1997. Additionally, Mr. Brennan has served as controller of Andrex Industries, Corp. since May 1, 1995.

     There are no arrangements or understandings pursuant to which any person has been elected as a director or executive officer of the Company. Directors are elected annually by the stockholders and hold office until the next annual meeting of stockholders or until their respective successors are elected and qualified. Executive officers are elected by the Board of Directors and hold office until their respective successors are elected and qualified. There are no family relationships among any directors or executive officers of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires the Company's executive officers, directors and persons who beneficially own greater than 10% of a registered class of the Company's equity securities to file certain reports ("Section 16 Reports") with the Securities and Exchange Commission with respect to ownership and changes in ownership of the Common Stock and other equity securities of the Company. Based solely on the Company's review of the Section 16 Reports furnished to the Company, all Section 16(a) requirements applicable to its officers, directors and greater than 10% beneficial owners were complied during the fiscal year ended December 31, 2000.

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

                           SUMMARY COMPENSATION TABLE

                                            Annual                                  Long-Term
                                         Compensation                          Compensation Awards

        Payouts
                                                           Other          Securities
Name and                                                   Annual         Underlying       All Other
Principal                      Salary      Bonus        Compensation        Options       Compensation
Position               Year      ($)        ($)             ($)               (#)             ($)

Robert A. Levinson     2000    $37,500     - 0 -            N/A               N/A             N/A
   Chairman and        1999    $25,000     - 0 -            N/A               N/A             N/A
   President           1998    $25,000     - 0 -            N/A               N/A             N/A




                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                   YEAR AND FISCAL YEAR END OPTION VALUE TABLE

                                               Number of
                                               Securities          Value of
                                               Underlying         Unexercised
                                              Unexercised        in-the-Money
                       Shares                   Options             Options
                      Acquired                 at Fiscal           at Fiscal
                         On        Value      Year-End(#)         Year-End($)
                      Exercise    Realized   Exercisable /       Exercisable /
Name                      #          $       Un-exercisable     Un-exercisable
Robert A. Levinson       N/A        N/A       0 / 150,000            (1)

(1) - To be provided by amendment.

COMPENSATION OF DIRECTORS

     Directors who are not salaried employees of the Company receive an annual fee of $2,500 and an annual grant (in January) of options to purchase the number of shares of Common Stock derived by dividing $1,500 by the fair market value of a share of Common Stock on the date of grant. In 2000, 2,700 options were granted to non-employee directors.

EMPLOYMENT AGREEMENTS

     There are currently no employment agreements between the Company and any of its named executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.

     The following table sets forth certain information as of March 27, 2001 with respect to the number of shares of the Common Stock beneficially owned by:
(i) each person known to the Company to be the beneficial owner of more than five percent of the Common Stock; (ii) each of the directors of the Company; and
(iii) all of the directors and executive officers of the Company as a group. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder. A person is deemed to beneficially own a security if he has or shares the power to vote or dispose of the security or has the right to acquire it within 60 days.


                                             AMOUNT AND NATURE
                                               OF BENEFICIAL       PERCENT OF
NAME AND ADDRESS                                 OWNERSHIP           CLASS

Robert A. Levinson                                699,175            29.4%
     462 Seventh Avenue
     New York, NY 10018

John McConnaughy                                 31,725(1)            1.3%
     1011 High Ridge Road
     Stamford, CT 06905

Edward H. Cohen, Esq.                          105,200(2)(3)          4.4%
     c/o Rosenman & Colin LLP
     575 Madison Avenue
     New York, NY 10022

All directors and executive                     836,100(4)           35.1%
     officers as a group (3 persons)

-------------------------
*    Less than 1% of class.

(1) Includes 21,750 shares of Common Stock subject to currently exercisable options.

(2) Includes 950 shares of Common Stock subject to currently exercisable options which are held by Mr. Cohen for the benfit of his law firm, Rosenman & Colin LLP.

(3) Includes 99,250 shares owned by Rosenman & Colin LLP, of which Mr. Cohen is a partner.

(4) Includes 22,700 shares of Common Stock subject to currently exercisable options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               In connection with the payments which the Company was required to make in 1996, 1997 and 1998 relating to the purchase of woven fabric inventory from Andrex, Mr. Levinson made the following loans to the Company: (1) on May 1, 1996 for $370,000; (2) on May 1, 1997 for $300,000; (3) on May 1, 1998 for
$50,000; and (4) during the third quarter of 1998 for $225,000, all of which bear interest at the rate of 6% per annum. On July 14, 1999 the Company issued 400,000 shares of common stock to Mr. Levinson in satisfaction of $500,000 of such loans. No repayment date has yet been set for the balance of these loans.

                                     PART IV

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)(1)   Financial Statements:

         To be filed by amendment.

   (2)   Exhibits:

         The following exhibits are included in this report:

    Exhibit                             Description

      2.1 Asset Purchase Agreement, dated as of September 2, 1999, between the Company and Andrex, incorporated herein by reference to the Company's Current Report on Form 8-K filed on September 17, 1999.

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

      3.5 By-Laws as amended, incorporated herein by reference to the Company's Form N-2 Amendment No. 4 filed on May 2, 1989.

      4.1 Specimen form of the Company's Common Stock certificate, incorporated herein by reference to the Company's Form 10-KSB filed on March 24, 1997.

      10.1+ 1992 Stock Option Plan, incorporated herein by reference to the Company's Form 10-K filed on March 30, 1993.

      10.2 Factoring Agreement, dated September 17, 1998, between the Company and the CIT Group/Commercial Services, Inc., incorporated herein by reference to the Company's Form 10-QSB filed on November 16, 1998.

--------------------
+  Compensatory plan or arrangement required to be filed as an exhibit hereto.

(b)      Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the fourth quarter ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVCOR INTERNATIONAL, INC.


By /s/ Robert A. Levinson                                March 28, 2001
   -----------------------------
   Robert A. Levinson
   Chairman of the Board,
   President and Secretary


By /s/ Sean Brennan                                      March 28, 2001
   -----------------------------
   Sean Brennan
   Treasurer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert A. Levinson     Chairman of the Board;            March 28, 2001
----------------------     President; Secretary; Director
Robert A. Levinson

/s/ John McConnaughy       Director                          March 28, 2001
--------------------
John McConnaughy

/s/ Edward H. Cohen        Director                          March 28, 2001
-------------------
Edward H. Cohen