Form 10KSB/A
period 2000-12-31
LEVCOR INTERNATIONAL INC
filed 2001-05-10
CIK 76094

                            THE FOLLOWING ITEMS WERE THE SUBJECT OF FORM 12B-25
                                  AND ARE INCLUDED HEREIN: ITEMS 5, 6, 7, AND 8

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                         AMENDMENT NO. 1 TO FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Yes            X                         No
          ------------                          ------------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    X
                               --------

         Issuer's revenues for the fiscal year ended December 31, 2000: $17,274,017.

         As at March 27, 2001, approximately 2,318,699 shares of Common Stock of the issuer were outstanding and the aggregate market value of the voting common stock held by non-affiliates was approximately $4,927,235.

         Transitional Small Business Disclosure Format:       Yes     No  X
                                                                  ---    ---

         Documents incorporated by reference: None

                                Table of Contents

                                                                                                                  Page
PART II..........................................................................................................   2

   Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................................   2
   Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
               OPERATION.........................................................................................   3
   Item 7.     FINANCIAL STATEMENTS..............................................................................   7
   Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.............   8

Signatures.......................................................................................................   8

EXPLANATORY NOTE: This Amendment No. 1 to our Form 10-KSB for the fiscal year ended December 31, 2000 (File No. 811-3584), initially filed with the Securities and Exchange Commission on March 30, 2001, is filed to include Part II of the Form 10-KSB which was not included with our original filing.

PART II.



ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

         The Company's common stock, par value $0.56 per share (the "Common Stock"), is traded in the "pink sheets" in the over-the-counter market under the symbol "LEVC". On March 27, 2001, the closing bid price of the Common Stock was $2.125 per share. The Common Stock is traded sporadically and no established liquid trading market currently exists therefor.

         The following table sets forth the range of high and low bid prices in the "pink sheets" in the over-the-counter market for the periods indicated. Such quotations reflect inter-dealer prices or transactions solely between market makers without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.


                          PERIOD                              PRICE
                          ------                              ------
                                                    HIGH                 LOW

         1999
         ----
         First Quarter                              $1.625               $0.9375
         Second Quarter                             $1.250               $0.4063
         Third Quarter                              $2.000               $1.1250
         Fourth Quarter                             $1.750               $0.7813



         2000
         ----
         First Quarter                              $1.375               $0.625
         Second Quarter                             $1.125               $0.625
         Third Quarter                              $1.000               $0.625
         Fourth Quarter                             $2.031               $0.750

HOLDERS OF RECORD

         As of March 27, 2001, there were 6,384 holders of record of Common
Stock.

DIVIDEND POLICY

         The Company has not paid any cash dividends on shares of the Common Stock and has no present intention to declare or pay cash dividends on such shares in the foreseeable future. The Company intends to retain any earnings it may realize in the foreseeable future to finance its operations.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION.


RESULTS OF OPERATIONS

         The sales for the fabrics division for 2000 were $17,258,354, an increase of $3,304,652 or 23.7%, from $13,953,702 for 1999, due to approximately $2,711,000 in new business servicing the women's dress trade, with the balance from increased sales of the Andrex Knit business. In 1999, the Company derived sales from the Andrex Knit business from its July 1st date of acquisition; whereas, in 2000 the full year's sales were included. The cost of sales for the fabrics division in 2000 was $14,348,638, an increase of $2,607,814 or 22.2% from $11,740,824 in 1999. The gross profit on sales for the fabrics division for 2000 was $2,909,716, an increase of $696,838, or 31.5%, from a gross profit of $2,212,878 for 1999. The gross profit percentage was 16.9% in 2000 as compared to 15.9% in 1999. Most of the increases are attributed to the sales volume growth offset in part by a one-time inventory cost savings derived from the renegotiation of inventory costs relating to the acquisition of the Andrex Knits business. The gross profit increased because management made efforts to obtain business with higher overall profit margins.

         The Company's total selling, general & administrative expenses for 2000 were $3,005,684, an increase of $568,677 or 23.3%, from $2,437,007 in 1999. Such increase was due to the increased costs incurred in connection with new business. Other income and expense items were $328,991 in 2000 an increase of $68,301 or 26.2% from $260,690 in 1999. Interest expense increased 51% or $141,163 to $418,018 from $276,855. Other income increased $122,862 or 760% to
$139,027 from $16,165 due primarily to $100,000 of income from the Andrex lease buy-out agreement. A loss on impairment of assets held for sale of $50,000 was recognized in 2000 for which there was no comparable loss in 1999. As a result of the above, the loss from continuing operations was $424,959 in 2000 as compared to a loss of $484,819 in 1999. The discontinued oil and gas operations sustained a net loss of $7,487 in 2000 as compared to net income of $3,789 in 1999. As a result of the foregoing, the Company reflected a net loss of $432,446 in 2000 compared to a net loss of $481,030 for 1999.

         Although the Company was disappointed with its results of operations during the last quarter of 2000, preliminary results for the first quarter of 2001 show sales from continuing operations of approximately $7,790,000 compared to $3,830,000 for the first quarter of fiscal 2000. The Company believes that a significant portion of the increased sales relates to timing issues, which depressed sales during the fourth quarter of 2000. The Company believes that it will show operating income for the first quarter of 2001 as compared to an operating loss for the comparable quarter of last year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company entered into a Factoring Agreement with the CIT Group/Commercial Services, Inc. ("CIT Group") on September 17, 1998 (the "CIT Group Factoring Agreement"). Pursuant to the terms of the CIT Group Factoring Agreement, the Company, among other things (i) assigned to CIT Group its interest in substantially all accounts receivable arising from the sale of inventory (the "Accounts"), and pays CIT Group a factoring fee and (ii) may request advances, which advances shall be made at the CIT Group's sole discretion, on the net purchase price of the Accounts, and pays interest on such advances at the rate of 0.5% above The Chase Manhattan Bank's prime rate (the "Chase Prime Rate") for the term thereof. The CIT Group

Factoring Agreement remains effective until termination by either party. CIT Group may terminate the CIT Group Factoring Agreement at any time, upon 60 days' prior written notice or immediately without prior written notice, upon the occurrence of an Event of Default (as such term is defined in the CIT Group Factoring Agreement). The Company may terminate the CIT Group Factoring Agreement on any September 30th, upon 60 days' prior written notice.

         On December 15, 2000 the Company issued a promissory note to The CIT Group/Commercial Services, Inc. in the amount of $1,500,000 to refinance a portion of the factor loan as a term loan, which bears interest at the rate of one-half of one percent (0.50%) per annum plus the Chase Prime Rate. The principal balance of this note is payable in twenty-three equal consecutive monthly installments of $8,696, with the first installment due on February 1, 2001 and a twenty-fourth and final installment of $1,300,000, due on January 1, 2003. This note is secured by the Company's accounts receivable, property and equipment, and certain collateral of Robert A. Levinson, the Company's Chairman of the Board and President.

         In connection with the purchase in 1996 of fabric inventory from Andrex, the Company issued a promissory note to Andrex, which bore interest at the rate of 6% per annum, pursuant to which the Company, commencing on May 1, 1996 and continuing through May 1, 2000, was required to make five annual payments of $282,800 to Andrex. In order to meet the $282,800 payments that were due on May 1, 1996, May 1, 1997 and May 1, 1998, Robert A. Levinson, the Chief Executive Officer of the Company, made loans to the Company on such dates of $370,000, $300,000 and $50,000, respectively, which loans bear interest at a rate of 6% per annum. On May 1, 1999, the Company from its own resources, made the required payment of $282,800; and on July 1, 1999, the Company prepaid the final installment of $282,800 due May 1, 2000, utilizing a portion of an additional loan given by Mr. Levinson on July 1, 1999 of $500,000.

         On July 26, 1999, Mr. Levinson and the Company entered into an agreement whereby Mr. Levinson agreed to accept 400,000 shares of the Common Stock of the Company, in full and final satisfaction of the loan made to the Company on July 1, 1999 in the principal amount of $500,000.

         If necessary, Mr. Levinson has agreed to personally support the Company's cash requirements to enable it to fulfill its obligations through January 2, 2002. The amount owed by the Company to Mr. Levinson as of December 31, 2000 is $720,000 and is a demand obligation and which Mr. Levinson has promised not to demand until at least January 2, 2002. Also, the accrued interest on this obligation of $205,880, has been reclassified as a long-term obligation because Mr. Levinson has promised not to demand payment until at least January 2, 2002.

         On September 2, 1999, the Company entered into an Asset Purchase Agreement, (the "Purchase Agreement"), with Andrex, pursuant to which the Company purchased (1) Andrex's inventory; (2) Andrex's machinery and equipment;
(3) Andrex's furniture, fixtures and supplies; (4) Andrex's sales orders; and
(5) Andrex's trade name "Andrex Knits". The purchase price was comprised of: (1) cash in the amount of $660,000; (2) a promissory note ("Promissory Note 1") in the principal amount of $282,450; and (3) a promissory note ("Promissory Note 2") in the principal amount equal to the book value at September 2, 1999 of the inventory purchased by the Company, the valuation of which was initially agreed to be $1,214,750. The Promissory Notes both bear interest at 6% per annum and are due on April 1, 2001.

         The Company funded the $660,000 cash payment with a promissory note due to CIT Group bearing interest at 8.5% per annum with the principal being repayable with proceeds from the sale of the machinery and equipment purchased by the Company. At December 31, 2000, the Company had repaid the principal due to CIT Group. Promissory Note 1 was to be repaid with the sales proceeds of the machinery and equipment once the CIT Group promissory note was repaid. Promissory Note 2, pursuant to the Purchase Agreement's Post-Closing Adjustment, was reduced to a balance of $948,036 at December 31, 1999 and was to be paid down with proceeds from the sale of the inventory purchased by the Company, with interest accrued on outstanding balances.

         An agreement between the Company and Andrex dated July 15, 2000, effective as of April 1, 2000, amended the Asset Purchase Agreement dated September 2, 1999, to the effect that Promissory Note 1 was deemed to be satisfied in full and Promissory Note 2 which had not been issued by the Company pending resolution of matters in dispute between the parties, was considered cancelled. In place thereof, the Company agreed to pay Andrex an amount equal to $900,000, payable in 18 equal monthly installments commencing August 1, 2000, together with accrued interest at the rate of 6-1/2% per annum from April 1, 2000 payable on each principal payment date. In addition to satisfying both promissory notes, this agreement discharged the Company from any and all other obligations pursuant to the Asset Purchase Agreement, including payment of certain operating expenses of Andrex, effective from April 1, 2000.

         The Company believes that cash generated from the Company's sale of fabrics, the advances under the CIT Group Factoring Agreement and loans from Mr. Levinson (if needed) will be sufficient to fund the Company's operations for 2001. The Company's unrestricted cash at December 31, 2000 was $7,406, a increase of $4,361 from $3,045 at December 31, 1999.


RECENT ACCOUNTING PRONOUNCEMENTS

         On December 3, 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition," ("SAB 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company's policies for revenue recognition are consistent with this bulletin.

         In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS 138, "Accounting for Certain Hedging Activities", which amended Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement 138 must be adopted concurrently with the adoption of Statement 133. The Company will be required to adopt these Statements for years beginning after June 15, 2000. Statements 133 and 138 establish methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently hold no derivative financial instruments and does not currently engage in hedging activities, adoption of these Statements is not expected to have a material impact on its financial condition or results of operations.

         In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25 ("Opinion 25"). FIN 44 clarifies (a) the definition of "employee" for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on the Company's financial position, results of operations or cash flows.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

       This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our plans, objectives, expectations and intentions. Although we believe the statements and projections are based upon reasonable assumptions, actual results may differ from those that we have projected.

ITEM 7.           FINANCIAL STATEMENTS

                           LEVCOR INTERNATIONAL, INC.

                          INDEX TO FINANCIAL STATEMENTS




                                                                                                               Page
                                                                                                               ----

Report of Independent Certified Public Accountants                                                              F-2

Financial Statements

Balance Sheet                                                                                                   F-3

Statements of Operations                                                                                        F-4

Statement of Stockholders' Deficiency                                                                           F-5

Statements of Cash Flows                                                                                    F-6 - F-7

Notes to Financial Statements                                                                               F-8 - F-22

ITEM 7.  FINANCIAL STATEMENTS




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
    LEVCOR INTERNATIONAL, INC.

We have audited the accompanying balance sheet of Levcor International, Inc. as of December 31, 2000 and the related statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Levcor International, Inc. at December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.





GRANT THORNTON LLP


New York, New York
April 16, 2001, except for Note F, as to which the date is May 3, 2001

                           Levcor International, Inc.

                                  BALANCE SHEET

                                December 31, 2000

                                     ASSETS
CURRENT ASSETS
     Cash                                                                                        $      7,406
     Accounts receivable, net of allowance for doubtful accounts of $6,700                            142,370
     Due from factor                                                                                  231,077
     Inventories                                                                                    3,687,584
     Prepaid expenses and other current assets                                                        102,652
                                                                                                 ------------
              Total current assets                                                                  4,171,089
PROPERTY AND EQUIPMENT, net of accumulated depreciation and
    amortization of $38,183                                                                           109,471

ASSETS HELD FOR SALE                                                                                  275,050

SECURITY DEPOSITS                                                                                      34,650
                                                                                                 ------------
                                                                                                 $  4,590,260
                                                                                                 ============

                                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                                         $  3,830,425
   Current maturities of long-term debt                                                               704,348
                                                                                                 ------------
              Total current liabilities                                                             4,534,773
LONG-TERM DEBT, less current maturities                                                             1,445,652
LOANS PAYABLE - OFFICER/STOCKHOLDER                                                                   925,880
COMMITMENT AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
   Common stock - par value $ .56 per share; authorized, 15,000,000
       shares; issued, 2,376,299 shares; outstanding, 2,318,699 shares                              1,330,727
   Capital in excess of par value                                                                   5,254,982
   Accumulated deficit                                                                             (8,824,567)
                                                                                                 ------------
                                                                                                   (2,238,858)
                                                                                                 ------------
   Treasury stock, at cost, 57,600 shares                                                             (77,187)
                                                                                                 ------------

              Total stockholders' deficiency                                                       (2,316,045)
                                                                                                 ------------
                                                                                                 $  4,590,260
                                                                                                 ============


The accompanying notes are an integral part of this statement.

                           Levcor International, Inc.

                            STATEMENTS OF OPERATIONS

                             Year ended December 31,


                                                                                            2000                1999
                                                                                         ----------          -----------
Net sales                                                                               $17,258,354          $13,953,702
Cost of goods sold                                                                       14,348,638           11,740,824
                                                                                         ----------           ----------

Gross profit                                                                              2,909,716            2,212,878
                                                                                        -----------          -----------

Selling, general and administrative expenses                                              3,005,684            2,437,007
                                                                                        -----------          -----------

Loss from continuing operations before
   other income (expense)                                                                   (95,968)            (224,129)

Other income (expense)
   Interest expense                                                                        (418,018)            (276,855)
   Loss on impairment of assets held for sale                                               (50,000)
   Other income - net                                                                       139,027               16,165
                                                                                       ------------        -------------

         Total other income (expense)                                                      (328,991)            (260,690)
                                                                                       ------------         ------------

Loss from continuing operations                                                            (424,959)            (484,819)

Income (loss) from discontinued operations                                                   (7,487)               3,789
                                                                                     --------------       --------------

         NET LOSS                                                                     $    (432,446)       $    (481,030)
                                                                                     ==============       ==============

Basic and diluted income (loss) per share:
   Continuing operations                                                                     $(.19)               $(.25)
   Discontinued operations                                                                   ------              ------

                                                                                             $(.19)               $(.25)
                                                                                             ======              ======

Weighted average number of shares outstanding                                             2,316,727            1,949,169
                                                                                          =========            =========



The accompanying notes are an integral part of these statements.

                           Levcor International, Inc.

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

                     Years ended December 31, 2000 and 1999


                                                                    Capital in                      Treasury stock        Total
                                                    Common stock   excess of par  Accumulated     ------------------   stockholders'
                                             Shares      Amount        value        deficit       Shares      Amount    deficiency
                                            ---------- ----------  -----------  -------------     ------      ------    ----------
Balances at December 31, 1998               1,764,299  $   988,007  $4,997,515   $(7,911,091)     54,000    $(74,062)  $(1,999,631)

Shares issued for services rendered             2,500        1,400       3,600                                               5,000
Shares issued in settlement of loan           400,000      224,000     276,000                                             500,000
Stock options exercised                       187,500      105,000     (30,938)                                             74,062
Net loss                                                                            (481,030)                             (481,030)
                                        --------------- ----------  ----------   -----------      ------   ---------   -----------

Balances at December 31, 1999               2,354,299    1,318,407   5,246,177    (8,392,121)     54,000     (74,062)   (1,901,599)

Shares issued for services rendered            17,000        9,520       8,480                                              18,000
Stock options exercised                         5,000        2,800         325                     3,600      (3,125)
Net loss                                                                            (432,446)                             (432,446)
                                        -------------   ----------  ----------   -----------      ------   ---------   ------------

BALANCES AT DECEMBER 31, 2000               2,376,299   $1,330,727  $5,254,982   $(8,824,567)     57,600   $(77,187)   $(2,316,045)
                                        =============   ==========  ==========   ===========      ======   ========   =============







The accompanying notes are an integral part of this statement.

                           Levcor International, Inc.

                            STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                                           2000                 1999
                                                                                       ------------        -------------
Cash flows from operating activities of continuing operations
    Net loss                                                                           $   (424,959)        $   (484,819)
    Adjustments to reconcile net loss to net cash
      provided by operating activities
        Depreciation and amortization                                                        21,494                8,728
        Services paid in common stock                                                        18,000                5,000
        Disposal of assets from discontinued operations charged to
           continuing operations as compensation                                             33,138
        Loss on sale of assets held for resale                                               37,600                6,250
        Loss on impairment of assets held for sale                                           50,000
        Loss on disposal of property and equipment                                              522
        Changes in operating assets and liabilities,
           net of assets acquired in 1999
              Accounts receivable                                                           (87,131)             (52,505)
              Due from factor                                                              (231,077)              66,563
              Inventories                                                                (1,364,596)              36,148
              Prepaid expenses and other current assets                                     (69,664)             (26,894)
              Security deposits                                                              (5,400)             (29,250)
              Accrued interest on loan payable - officer/stockholder                         43,318               65,022
              Accounts payable and accrued expenses                                       2,892,635              762,010
                                                                                         ----------          -----------

           Net cash provided by operating activities of continuing
               operations                                                                   913,880              356,253
                                                                                        -----------          -----------

Cash used in operating activities of discontinued operations                                (33,523)             (26,859)
                                                                                       ------------         ------------

Cash flows from investing activities
    Proceeds from sale of assets held for resale                                             49,550              501,000
    Purchases of property and equipment                                                     (98,046)             (14,567)
                                                                                        -----------         ------------

           Net cash (used in) provided by investing activities                              (48,496)             486,433
                                                                                        -----------          -----------

Cash flows from financing activities
    Advances from officer/stockholder                                                                            500,000
    Repayment of advances from officer/stockholder                                                              (225,000)
    Payment of long-term debt                                                              (827,500)          (1,148,100)
                                                                                        -----------           ----------

           Net cash used in financing activities                                           (827,500)            (873,100)
                                                                                        -----------           ----------

           NET INCREASE (DECREASE) IN CASH                                                    4,361              (57,273)

Cash of continuing operations at beginning of year                                            1,283               58,995
                                                                                      -------------         ------------

Cash of discontinued operations at beginning of year                                          1,762                1,323
                                                                                      -------------        -------------

Total cash at beginning of year                                                       $       3,045       $       60,318
                                                                                       ============        =============

Cash of continuing operations at end of year                                          $       7,406       $        1,283

Cash of discontinued operations at end of year                                              -                      1,762
                                                                                      -------------        -------------

Total cash at end of year                                                             $       7,406       $        3,045
                                                                                      =============        =============

                           Levcor International, Inc.

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                             Year ended December 31,



                                                                                           2000                 1999
                                                                                       ------------         ------------
Supplemental disclosures of cash flow information:
    Cash paid during the year for
       Interest                                                                         $   395,686         $    204,637



Noncash financing transaction:
    On July 26, 1999, an officer/stockholder entered into an agreement whereby he agreed to accept 400,000 shares of common stock of the Company with a market value of $500,000 in full and final satisfaction of a loan of $500,000 advanced.























The accompanying notes are an integral part of these statements.

                           Levcor International, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000



NOTE A - SUMMARY OF BUSINESS AND SIGNIFICANT
                  ACCOUNTING POLICIES

     1.  Nature of Operations and Liquidity

         Levcor International, Inc. (the "Company") was engaged in two industry segments through June 2000: the ownership of fractional interests in oil and gas wells and leases with respect thereto (see Note O for Discontinued Operations); and the operation of a fabric converting business that produces fabrics used in the production of apparel. The Company sells its products to customers in the United States and Canada.

         The Company sustained substantial losses in prior years that have adversely affected the Company's liquidity. At December 31, 2000, current liabilities exceeded current assets by $363,684 and the Company had a stockholders' deficiency of $2,316,045. An officer/stockholder of the Company has agreed to continue to personally support the Company's cash requirements to enable the Company to meet its current obligations through December 31, 2001 and fund future operations.

         The Company has successfully implemented several actions during the year ended December 31, 2000 to reduce losses and improve cash flow. These actions, which include the commencement of a new division in October 2000 and the reduction of certain operating costs, have reduced the losses from continuing operations during the current year. Although there can be no assurance that these measures will continue to be successful, the Company believes that future operations and support from an officer/stockholder will provide sufficient liquidity to fund current operations.

     2.  Inventories

         Inventories are stated at the lower of cost (principally average cost) or market. Inventories consist of yarn and greige goods (collectively considered raw materials), work-in-process and finished goods.

         The Company estimates the markdowns required for inventories based upon future marketability as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of the markdowns.

                           Levcor International, Inc.

                                December 31, 2000



NOTE A (CONTINUED)

     3.  Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for, on a straight-line basis, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, which range from three to seven years. Leasehold improvements are amortized over the lesser of the lease term or the service lives of the improvements.

4.       Impairment of Long-term Assets

         On an ongoing basis, the Company reviews the valuation of long-term assets. As part of the review, the Company estimates the undiscounted future cash flow expected to be generated by the related assets to determine whether an impairment has occurred. In the fourth quarter of 2000, the carrying value of certain machinery and equipment included in assets held for sale was written down by $50,000. In determining the amount of the impairment loss, the Company considered the present value of the amount that could be recovered upon the sale of the assets.

     5.  Earnings (Loss) Per Share

         The computation of basic and diluted net income (loss) per share of common stock is based upon the weighted average number of common shares outstanding during the period. For diluted net income (loss) per share, when dilutive, stock options (see Note J) are included as share equivalents using the treasury stock method. For the years ended December 31, 2000 and 1999, stock options have been excluded from the calculation of diluted income (loss) per share, as their effect would have been antidilutive.

     6.  Income Taxes

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are recognized for the estimated future tax effects of the temporary differences between the financial reporting basis and tax basis of assets and liabilities.

                           Levcor International, Inc.

                                December 31, 2000



NOTE A (CONTINUED)

         Deferred income taxes are recognized for the estimated future tax effects of the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

     7.  Recent Accounting Pronouncements

         In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), `Revenue Recognition," to provide guidance on the recognition, presentation and disclosures of revenue in financial statements. The Company's policies on revenue recognition are consistent with this bulletin.

         In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25 ("Opinion 25"). FIN 44 clarifies (a) the definition of "employee" for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on the Company's financial statements.

         In June 2000, the FASB issued SFAS 138, "Accounting for Certain Hedging Activities," which amended Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement 138 must be adopted concurrently with the adoption of Statement 133. The Company will be required to adopt these statements for years beginning after June 15, 2000. Statements 133 and 138 establish methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of these statements is not expected to have a material impact on the Company's financial condition or results of operations.

8.       Revenue Recognition

         Revenue is recognized when goods are shipped to customers. The Company records revenue on bill and hold sales for its most significant customer (see Note M) in accordance with SAB 101. These items include the following: the risks of ownership have passed to the buyer, the customer has made

                           Levcor International, Inc.

                                December 31, 2000



NOTE A (CONTINUED)

         a fixed commitment to purchase the goods, the customer has requested that the transaction be on a bill and hold basis even though the goods are ready for shipment, there is a fixed date of delivery, the Company has performed all performance obligations to consummate the sale and the goods are segregated from the remainder of the Company's goods in the warehouse.

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

10.      Reclassification of Prior Period

         Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

11.      Use of Estimates in Financial Statements

         In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE B - AMENDMENT TO ASSET PURCHASE AGREEMENT

     On September 2, 1999, the Company entered into an Asset Purchase Agreement (the "Purchase Agreement"), with Andrex Industries Corp. ("Andrex"), pursuant to which the Company purchased (1) Andrex's inventory; (2) Andrex's machinery and equipment; (3) Andrex's furniture, fixtures and supplies; (4) Andrex's sales orders; and (5) Andrex's trade name, "Andrex Knits." The purchase price was comprised of: (1) cash in the amount of $660,000; (2) a promissory note ("Promissory Note 1"), in

                           Levcor International, Inc.

                                December 31, 2000



NOTE B (CONTINUED)

     the principal amount of $282,450; and (3) a promissory note ("Promissory
     Note 2"), in the principal amount equal to the book value at September 2, 1999 of the inventory purchased by the Company, the valuation of which was initially agreed to be $1,214,750. The Promissory Notes bear interest at 6% per annum.

     The Company funded the $660,000 cash payment with a promissory note due to CIT Group bearing interest at 8.5% per annum with the principal being repayable with proceeds from the sale of the machinery and equipment purchased by the Company. At December 31, 2000, the Company had repaid the principal due to CIT Group. Promissory Note 1 was to be repaid with the sales proceeds of the machinery and equipment once the CIT Group promissory note was repaid. Promissory Note 2, pursuant to the Purchase Agreement's Post-Closing Adjustment, was reduced to a balance of $948,036 at December 31, 1999 and is to be paid down with proceeds from the sale of the inventory purchased by the Company, with interest accrued on outstanding balances.

     An agreement between the Company and Andrex dated July 15, 2000, effective as of April 1, 2000, amended the Asset Purchase Agreement dated September 2, 1999, to the effect that Promissory Note 1 was deemed to be satisfied in full and Promissory Note 2 which had not been issued by the Company pending resolution of matters in dispute between the parties, was considered cancelled. In place thereof, the Company agreed to pay Andrex an amount equal to $900,000, payable in 18 equal monthly installments commencing August 1, 2000, together with accrued interest at the rate of 6-1/2% per annum from April 1, 2000 payable on each principal payment date. In addition to satisfying both promissory notes, this agreement discharged the Company from any and all other obligations pursuant to the Asset Purchase Agreement, including payment of certain operating expenses of Andrex, effective from April 1, 2000.

     At December 31, 2000, the balance due to Andrex under the amended asset purchase agreement was $650,000.


NOTE C - ACCOUNTS RECEIVABLE FACTORED

     Under a factoring agreement, the factor purchases the trade accounts receivable and assumes substantially all credit risks with respect to such accounts. The agreement allows the Company to obtain advances from the factor that bear interest at 1/2% above the bank's prime rate (9.5% at December 31,

                           Levcor International, Inc.

                                December 31, 2000


NOTE C (CONTINUED)

     2000). The amounts due to the Company from the factor earn no interest. The Company has pledged its accounts receivable and property and equipment as collateral under the factor loan. In addition, an officer/stockholder has provided certain collateral against advances provided under the agreement.

     On December 15, 2000, the Company refinanced $1,500,000 of the factor loan into a term loan with the CIT Group (see Note F). The Company and the officer/stockholder have provided substantially the same collateral that is provided under the factor loan as collateral for the term loan.


NOTE D - INVENTORIES

     Inventories consist of the following:

                Raw materials                            $1,171,471
                Work-in process                           1,348,839
                Finished goods                            1,167,274
                                                          ---------

                                                         $3,687,584
                                                         ==========

NOTE E - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                Computer equipment                                 $  95,518
                Furniture and fixtures                                26,244
                Leasehold improvements                                18,132
                Machinery and equipment                                7,760
                                                                   ---------

                                                                     147,654

                Accumulated depreciation and amortization            (38,183)
                                                                   ---------

                                                                    $109,471
                                                                   =========

     Depreciation and amortization for the years ended December 31, 2000 and 1999 were $21,494 and $8,728, respectively.

                           Levcor International, Inc.

                                December 31, 2000



NOTE F - LONG-TERM DEBT

     Long-term debt at December 31, 2000 is as follows:

      Amended note payable to Andrex (see Note B)
          The note bears interest at a rate of 6.5% per annum                                     $   650,000
      Term promissory note payable to CIT (see Note C)
          The note bears interest at Chase's prime rate (9.5% at December 31,
          2000) plus 1/2%
                                                                                                    1,500,000
      Less current maturities                                                                        (704,348)
                                                                                                   ----------

                                                                                                   $1,445,652
                                                                                                   ==========

     The term note to CIT is payable in 23 equal consecutive monthly of $8,696 which commenced on February 1, 2001, with a final installment of $1,300,000 due on January 1, 2003. In addition, the term note contains covenants that include a limitation on the amount of capital expenditures and certain procedural covenants. The Company was in violation of the covenant regarding limitation on capital expenditures and the requirement to provide audited financial statements to CIT within 90 days of year-end. On April 9, 2001, the term note agreement was amended to delete the covenant related to the limitation on capital expenditures and to waive the 90-day reporting requirement as long as the audited financial statements are delivered to CIT by April 30, 2001. The covenant was amended in April 30, 2001 to allow for a 120-day reporting requirement for the years ending December 31, 2001 and thereafter. On May 3, 2001, the covenant was amended to allow for the financial statements to be delivered to CIT by May 15, 2001.


NOTE G - RELATED PARTY TRANSACTIONS

     An officer/stockholder has provided $720,000 of loans to the Company. The loans bear interest at 6% per annum. The officer/stockholder has agreed to waive the payment of interest during 2000 and 1999. In addition, the officer/stockholder has agreed not to require payment of these loans and $205,880 of the accrued interest on these loans prior to January 2, 2002.

     During 1999, an officer/stockholder advanced $500,000 to the Company to pay current obligations of the Company. On July 26, 1999, the officer/stockholder entered into an agreement whereby he agreed to accept 400,000 shares of the common stock of the Company with a market value of $500,000, in full and final satisfaction of the loan of $500,000 advanced.

                           Levcor International, Inc.

                           December 31, 2000 and 1999



NOTE H - INCOME TAXES

     The following summarizes the Company's deferred tax assets at December 31, 2000:

             Net operating loss carryforwards                                        $ 2,436,000
             Provision for losses on accounts receivable                                  23,000
             Loss on impairment of assets held for sale                                   20,000
             Deferred rent                                                                 7,000
                                                                                   -------------

                                                                                       2,486,000
             Less valuation allowance                                                 (2,486,000)
                                                                                   -------------
                                                                                    $    -
                                                                                   =============

     At December 31, 2000, the Company had a net tax operating loss carryforward of approximately $6,091,000 available to reduce taxable income in future years, expiration of which occurs between 2001 and 2020. No assurance can be given as to the Company's ability to realize the net operating loss carry- forward. Additionally, the net operating loss carryforward is subject to Internal Revenue Code Section 382, which limits the use of the net operating loss, if there is a change in ownership.


NOTE I - LITIGATION

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

     In March 1989, Allied-Signal, Inc. amended its complaint in the Allied-Signal Action to add the Company, Canada Southern and Magellan Petroleum Corporation ("Magellan") as additional defendants. Certain of the other defendants in the Allied-Signal Action have filed counterclaims against the Company

                           Levcor International, Inc.

                           December 31, 2000 and 1999



NOTE I (CONTINUED)

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

     On March 7, 1990, Canada Southern filed a statement of claim in the Canada Court against the Amoco-Dome Group, Columbia, Mobil and Esso seeking forfeiture of the Kotaneelee gas field, damages and other relief for breach of fiduciary duty (the "Forfeiture Action"). The Company was added as a party plaintiff to this action in November 1993. If such claim is upheld, the Company could recover a 2% interest in the Kotaneelee field and damages. The defendants have contested the claim and Canada Southern is pursuing discovery and trial. Columbia filed a counterclaim seeking, if Canada Southern is

                           Levcor International, Inc.

                           December 31, 2000 and 1999



NOTE I (CONTINUED)

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


NOTE J - STOCK OPTION PLAN

     On December 8, 1992, the Board of Directors of the Company adopted a Stock Option Plan (the "Plan"). The Plan, as amended, authorizes the Company to grant options to purchase an aggregate of 500,000 shares of Common Stock to induce employees and directors to remain in the employ or service of the Company and its subsidiaries and to attract new employees. Options granted under the Plan are intended to qualify as incentive stock options ("ISOs") within the meaning of Section 422A(b) of the

                           Levcor International, Inc.

                           December 31, 2000 and 1999



NOTE J (CONTINUED)

     Internal Revenue Code of 1986 (the "Code"), as amended, or as nonincentive stock options ("NISOs"). The Plan is administered by the Board of Directors. During January 2001, the Company granted the remaining 59,300 options available under the Plan. The Plan terminates in December 2002.

     The Plan provides for discretionary grants of ISOs and NISOs to employees (including directors or officers who are also employees) of the Company and an automatic annual grant to each nonemployee director of options to purchase the number of shares derived by dividing $1,500 by the fair market value of a share of Common Stock on the date of grant. The initial per share option exercise price for an ISO may not be less than the fair market value thereof on the date of such grant, or 110% of such fair market value with respect to an employee who, at such time, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company. The initial per share option exercise price for a NISO may not be less than 85% of the fair market value thereof on the date of the grant of such option. The initial per share option exercise price for the options granted to the non-employee directors is the fair market value of the common stock on the date of the grant thereof.

     As described in Note A-9, the Company has adopted the disclosure-only provisions of SFAS No. 123 and, accordingly, no compensation cost has been recognized for grants made under its stock option plan. Had compensation cost been determined based on the fair value at the grant date for stock option awards in 2000 and 1999 in accordance with the provisions of SFAS No. 123, the Company's net loss for 2000 and 1999 would have been increased by approximately $12,000 and $1,000, respectively, and the Company's net loss per share for 2000 would have increased by approximately $.01 per share. The Company's net loss per share for 1999 would not have been affected.

     The weighted-average fair value at date of grant for options granted during 2000 and 1999 was $.82 and $2.00 per option, respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in:

                           Levcor International, Inc.

                           December 31, 2000 and 1999



NOTE J (CONTINUED)

                                                                                      2000                       1999
                                                                                   ---------                  -----------
      Risk-free interest rate                                                          5.45%                      5%
      Expected life
          Employees                                                                   10 YEARS                   10 years
          Officers/directors                                                          10 YEARS                   10 years
      Expected volatility                                                               250%                    281%

     The following table summarizes option activity for the years ended December 31, 2000 and 1999:

                                                                                            Incentive options
                                                                                  --------------------------------
                                                                                                         Weighted-
                                                                                     Number               average
                                                                                       of                exercise
                                                                                     options               price
                                                                                  --------------       -----------
      Balance, December 31, 1998                                                        263,300          $  .440

          Granted                                                                         1,500            2.000
          Exercised                                                                    (187,500)            .395
                                                                                       --------

      Balance, December 31, 1999                                                         77,300             .581

          Granted                                                                       152,700             .818
          Exercised                                                                      (5,000)            .625
                                                                                      ---------

      Balance, December 31, 2000                                                        225,000          $  .741
                                                                                      =========

     During October 2000, an option holder utilized shares previously owned in excess of six months to pay for the exercise price of the options. The amount was recorded as a treasury stock transaction at the cost to the Company of acquiring 3,600 shares at the date of exercise, or $3,125.

                           Levcor International, Inc.

                           December 31, 2000 and 1999



NOTE J (CONTINUED)

     The following table summarizes information about stock options as of December 31, 2000:

                                                   Options outstanding                            Options exercisable
                                   ---------------------------------------------------     -----------------------------
                                                           Weighted-
                                                            average         Weighted-                          Weighted-
                                                           remaining         average                            average
             Range of                 Number              contractual       exercise           Number          exercise
          exercise prices           outstanding              life             price          Exercisable         price
          ---------------          ------------          ------------     ------------      ------------     -----------
          $  .25 to $.50               20,800                5.2           $  .36              20,800          $  .36
          $  .63 to $.81              200,000                9.5           $  .77              33,333          $  .63
          $1.11 to $2.00                4,200                9.0            $1.43                 500           $2.00
                                    ---------                                                --------

                                      225,000                                                  54,633
                                    =========                                                ========


NOTE K - EMPLOYEE BENEFIT PLAN

     The Company's employees may participate in a Company-sponsored 401(k) benefit plan (the "Plan"). The Plan covers substantially all employees and permits employees to defer up to 15% of their salary up to statutory maximums. The Plan also provides for the Company to make contributions solely at the Company's discretion. There were no Company contributions to the Plan for the years ended December 31, 2000 and 1999.


NOTE L - COMMITMENT

     In February 2000, the Company entered into an operating lease for office space that expires on January 21, 2007. Minimum lease commitments are as follows:

       Year ending December 31,
              2001                                                       $   162,500
              2002                                                           168,500
              2003                                                           169,000
              2004                                                           169,000
              2005                                                           175,000
              Thereafter                                                     190,100
                                                                          ----------

                                                                          $1,034,100
                                                                          ==========

                           Levcor International, Inc.

                           December 31, 2000 and 1999



NOTE L (CONTINUED)

        In addition to minimum lease commitments, the operating lease requires payments of real estate taxes, utilities and other occupancy costs. Rent expense charged to operation under this lease for the year ended December 31, 2000 was $153,100.


NOTE M - MAJOR CUSTOMERS

     During the years ended December 31, 2000 and 1999, one customer of the Fabrics Division accounted for 47% and 58% of sales, respectively. In addition, during the year ended December 31, 2000, another customer of the Fabrics Division located in Canada accounted for 16% of sales.


NOTE N - MAJOR SUPPLIER

     During the years ended December 31, 2000 and 1999, one supplier accounted for 73% and 30% of greige goods purchases. In addition, during the fourth quarter of 2000, the Company recorded an adjustment of approximately $146,000 to reduce the amount due to the vendor due to quality problems with a style of greige goods purchased during 2000.


NOTE O - DISCONTINUED OPERATIONS

     Since 1995, the Company's primary operating segment has been its textile converting business. Due to the potentially significant insurance cost increases relating to the oil and gas segment, coupled with the retirement of the Treasurer of the Company, management decided to transfer the remaining oil well to the Treasurer as a noncash retirement arrangement. The transfer resulted in a charge to operations during 2000 of $33,138. Accordingly, the operating results have been segregated from continuing operations and are reported as discontinued operations in the accompanying statements of operations and cash flows.

                           Levcor International, Inc.

                           December 31, 2000 and 1999



NOTE O (CONTINUED)

     Summary financial information of the discontinued operations is as follows:

                                                                                   December 31,
                                                                        -----------------------------
                                                                          2000                  1999
                                                                        -------              --------
        Sales                                                           $15,664              $ 33,122
        Cost of sales                                                    19,716               (19,378)
        Gross profit (loss on sales)                                     (4,052)               52,500
        Net income (loss)                                                (7,487)                3,789
        Current assets                                                                          6,034
        Total assets                                                                           46,870
        Current liabilities                                                                    60,303

     Current assets and current liabilities at December 31, 1999 consisted primarily of cash and accounts receivable, and accounts payable, respectively.

ITEM 8. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




LEVCOR INTERNATIONAL, INC.



By /s/ Robert A. Levinson                               May 10, 2001
   ----------------------
    Robert A. Levinson
    Chairman of the Board,
    President and Secretary

                                                        May 10, 2001
By /s/ Sean Brennan
   ----------------
   Sean Brennan
   Treasurer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Robert A. Levinson      Chairman of the Board;            May 10, 2001
----------------------      President; Secretary
Robert A. Levinson          Director

/s/ John McConnaughy        Director                          May 10, 2001
--------------------
John McConnaughy

/s/ Edward H. Cohen         Director                          May 10, 2001
-------------------
Edward H. Cohen