Form 10QSB
period 2001-03-31
LEVCOR INTERNATIONAL INC
filed 2001-05-18
CIK 76094

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   March 31, 2001
                                 -------------------

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to ______________

Commission file number                  811-3584
                      --------------------------------------------------------

                           LEVCOR INTERNATIONAL, INC.
                           --------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


            Delaware                                         06-0842701
 -------------------------------                     ---------------------------
 (State or Other Jurisdiction of                           (I.R.S. Employer
  Incorporation or Organization)                          Identification No.)


                     462 Seventh Avenue, New York, NY 10018
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 354-8500
                                 --------------
                           (Issuer's Telephone Number)

Check whether the issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No  [ ]

As of May 16, 2001, 2,376,299 shares of the issuer's common stock, par value $.56 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                Table of Contents

                                                                            Page

Part I. FINANCIAL INFORMATION...............................................  1

   Item 1. Financial Statements

           Unaudited Balance Sheet at
           March 31, 2001...................................................  1

           Unaudited Statements of Operations for the
           Three Months Ended March 31, 2001 and March 31, 2000 ............  2

           Unaudited Statements of Cash Flows for the Three
           Months Ended March 31, 2001 and March 31, 2000 ..................  3

           Notes to Unaudited Financial Statements..........................  4

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operation.........................................  6

Part II. OTHER INFORMATION..................................................  8

   Item 1. Legal Proceedings................................................  8

   Item 6. Exhibits and Reports on Form 8-K.................................  9

Signatures..................................................................  9

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            Levcor International, Inc

                             UNAUDITED BALANCE SHEET

                                 March 31, 2001



                                          ASSETS
CURRENT ASSETS
     Cash                                                                                          $    52,061
     Accounts receivable, net of allowances of $107,750                                                193,308
     Due from factor                                                                                 1,139,029
     Inventories                                                                                     2,771,447
     Prepaid expenses and other current assets                                                          67,003
                                                                                                   -----------
              Total current assets                                                                   4,222,848

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $45,609                    103,795

ASSETS HELD FOR SALE                                                                                   254,400

SECURITY DEPOSITS                                                                                       34,650
                                                                                                   -----------

TOTAL ASSETS                                                                                       $ 4,615,693
                                                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                                           $ 3,706,167
   Current maturities of long-term debt                                                                604,348
                                                                                                   -----------
              Total current liabilities                                                              4,310,515

LONG-TERM DEBT, less current maturities                                                              1,378,261
LOANS PAYABLE - OFFICER/STOCKHOLDER                                                                    936,532
COMMITMENT AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
   Common stock - par value $ .56 per share; authorized,
       15,000,000 shares; issued 2,376,299 shares, outstanding 2,318,699 shares                      1,330,727
   Capital in excess of par value                                                                    5,254,983
   Accumulated deficit                                                                              (8,518,138)
                                                                                                   -----------
                                                                                                    (1,932,428)

   Treasury stock, at cost, 57,600 shares                                                              (77,187)
                                                                                                   -----------
        Total stockholders' deficiency                                                              (2,009,615)
                                                                                                   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                     $ 4,615,693
                                                                                                   ===========

The accompanying notes are an integral part of this statement.

                           Levcor International, Inc.

                       UNAUDITED STATEMENTS OF OPERATIONS
                             AND ACCUMULATED DEFICIT

                      For the three months ended March 31,



                                                                            2001           2000
                                                                         -----------    -----------
Net sales                                                                $ 7,763,092    $ 3,855,800
Cost of goods sold                                                         6,417,525      3,145,892
                                                                         -----------    -----------
Gross profit                                                               1,345,567        709,908
                                                                         -----------    -----------
Selling, general and administrative expenses                                 902,880        983,444
                                                                         -----------    -----------

Income (loss) from continuing operations before other income (expense)       442,687       (273,536)

Other income (expense):
   Interest expense                                                         (143,064)       (91,314)
   Other income - net                                                          3,650         70,244
                                                                         -----------    -----------
             Total other income (expense)                                    139,414         21,070

Income (loss) from continuing operations                                     303,273       (294,606)

Income (loss) from discontinued operations                                     3,159         (5,303)
                                                                         -----------    -----------

         NET INCOME  (LOSS)                                                  306,432       (299,909)

Accumulated deficit at beginning of period                                (8,824,570)    (8,392,123)
                                                                         -----------    -----------

Accumulated deficit at end of period                                     $(8,518,138)   $(8,692,032)
                                                                         ===========    ===========

Basic and diluted income (loss) per share:
  Continuing operations                                                  $       .13    $      (.13)

  Discontinued operations                                                          -              -

  Total                                                                  $       .13    $      (.13)


Weighted average number of shares outstanding                              2,318,699      2,313,936
                                                                         ===========    ===========


The accompanying notes are an integral part of this statement.

                           Levcor International, Inc.

                       UNAUDITED STATEMENTS OF CASH FLOWS

                      For the three months ended March 31,

                                                                                    2001                 2000
                                                                                  ---------           ---------
Cash flows from operating activities of continuing operations
    Net income (loss)                                                             $ 303,273           $(294,606)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities
        Depreciation and amortization                                                 7,426               4,468
        Services paid in common stock                                                  --                18,000
        Changes in operating assets and liabilities,
              Accounts receivable                                                   (50,938)             41,110
              Due from factor                                                      (907,952)               --
              Inventories                                                           916,137            (325,191)
              Prepaid expenses and other current assets                              35,649              17,349
              Accrued interest on loan payable - officer/stockholder                 10,652              10,770
              Accounts payable and accrued expenses                                (124,260)            599,045
                                                                                  ---------           ---------
           Net cash provided by operating activities of continuing
               Operations                                                           189,987              70,945
                                                                                  ---------           ---------
           Net cash provided by (used in) operating activities of
               Discontinued operations                                                3,159              (6,899)
                                                                                  ---------           ---------

Cash flows from investing activities
    Proceeds from sale of assets held for resale                                     20,650                   0
    Purchases of property and equipment                                              (1,750)            (58,859)
                                                                                  ---------           ---------

           Net cash provided by (used in) investing activities                       18,900             (58,859)
                                                                                  ---------           ---------

Cash flows from financing activities
    Payments of long-term debt and net cash used in financing activities           (167,391)               --
                                                                                                      ---------

           NET INCREASE IN CASH                                                      44,655               5,187

Cash of continuing operations at beginning of period                                  7,406               1,283
Cash of discontinued operations at beginning of period                                    0               1,762
                                                                                  ---------           ---------

Total cash at beginning of period                                                 $   7,406           $   3,045
                                                                                  =========           =========

Cash of continuing operations at end of period                                       48,902               6,971
Cash of discontinued operations at end of period                                      3,159               1,261
                                                                                  ---------           ---------

Total cash at end of period                                                       $  52,061           $   8,232
                                                                                  =========           =========

Supplemental disclosures of cash flow information:

       Cash paid during the period for interest                                   $ 124,261           $ 124,048
                                                                                  =========           =========


The accompanying notes are an integral part of this statement.

                           Levcor International, Inc.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 2001


     NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND LIQUIDITY

     The accompanying unaudited financial statements of Levcor International, Inc. (the "Company") have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

     Levcor International, Inc. (the "Company") was engaged in two industry segments through June 2000: the ownership of fractional interests in oil and gas wells and leases with respect thereto (see Note C for Discontinued Operations); and the operation of a fabric converting business that produces fabrics used in the production of apparel. The Company sells its products to customers in the United States and Canada.

     The Company sustained substantial losses in prior years that have adversely affected the Company's liquidity. At March 31, 2001, current liabilities exceeded current assets by $87,667 and the Company had a stockholders' deficiency equaling $2,009,615. An officer/stockholder of the Company has agreed to continue to personally support the Company's cash requirements to enable the Company to meet its current obligations through April 2, 2002 and fund future operations.

     The Company has implemented several actions during the year ended December 31, 2000 and the three months ended March 31, 2001 to reduce losses and improve cash flow. These actions, which include the commencement of a new business segment in October 2000 and the reduction of certain operating costs, have resulted in income from continuing operations of $303,273 during the current quarter. Although there can be no assurance that these measures will continue to be successful, the Company believes that future operations and support from an officer/stockholder will provide sufficient liquidity to fund current operations.


     NOTE B - INVENTORIES

     Inventories consist of the following:

        Raw materials                                $1,262,937
        Work-in process                                 629,517
        Finished goods                                  878,993
                                                     ----------
                                                     $2,771,447
                                                     ==========

                           Levcor International, Inc.

                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

                                   (CONTINUED)

                                 March 31, 2001


     NOTE C - DISCONTINUED OPERATIONS

     Since 1995, the Company's primary operating segment has been its textile converting business. Due to the potentially significant insurance cost increases relating to the oil and gas segment, coupled with the retirement of the Treasurer of the Company, management decided to transfer the remaining oil well to the Treasurer as a non-cash retirement arrangement in July, 2000. The transfer resulted in a charge to operations during 2000 of $33,138. Accordingly, the operating results have been segregated from continuing operations and are reported as discontinued operations in the accompanying statements of operations and cash flows.

     Summary financial information of the discontinued operations is as follows:

                                                March 31,
                                         ------------------------
                                           2001            2000
                                         --------        --------
     Sales                               $   --          $  5,383
     Cost of sales                           --            10,685
     Gross profit (loss on sales)            --            (5,303)
     Other income                           3,159            --
     Net income (loss)                      3,159          (5,303)
     Current assets                          --             5,000
     Total assets                            --            44,526
     Current liabilities                     --            28,191

     Current assets and current liabilities at March 31, 2000 consisted primarily of cash and accounts receivable, and accounts payable, respectively.


     NOTE D - RECLASSIFICATIONS

     Certain amounts in 2000 have been reclassified to conform to the presentation used in 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

     RESULTS OF OPERATIONS:

     The Company's sales for the Fabric Divisions for the three months ended March 31, 2001 were $7,763,092, an increase of $3,907,292 or 101% from
     $3,855,800 for the same period in 2000. The cost of sales of the Fabric Divisions in the first quarter of 2001 increased $3,271,633 or 104%, from $3,145,892 in 2000 to $6,417,525 in 2001. The gross profit on sales for the first three months of 2001 was $1,345,567, an increase of $635,659 or 90% from $709,908 in 2000. The gross profit percentage was 17% for the first quarter of 2001 as compared to 18% for the same period of 2000 representing a decrease of 1% of net sales. Most of the increases are attributed to the sales growth achieved through strategic hiring initiatives. During the three months ended March 31, 2001, the Company incurred an increase of interest expense of $51,750 or 57% from $91,314 in 2000 to $143,064 in 2001, in connection with a growth in new business. Other income declined $66,594 or 95% from $70,244 in 2000 to $3,650 in 2001. Other income for 2000 consisted of gains on the sale of assets and insurance recoveries for which no such income was recorded in 2001. In addition, the 2001 first quarter reflected other income from discontinued operations of $3,159, while the same period of 2000 sustained a loss of $5,303.

     The Company's selling, general and administrative expenses for the three months ended March 31, 2001 were $902,880 a decrease of $80,564 or 8% from $983,444 in the same period in 2000. Such decrease was due primarily to a decline in salaries, benefits and related expenses associated with the acquisition of the Andrex Knits operation. It should be noted that two executives of Andrex Industries Corp., who were employed by the Company to facilitate the operational transition of the Andrex Knits business, ceased rendering services to the Company as of March 31, 2000.

     As a result of the foregoing, the Company reflected net income of $306,432 in the three months ended March 31, 2001 compared to a net loss of $299,909 for the same period of 2000.

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

     If necessary, Mr. Levinson has agreed to personally support the Company's cash requirements to enable it to fulfill its obligations through April 2, 2002. The amount owed by the Company to Mr. Levinson as of March 31, 2001 is $720,000 and is a demand obligation which Mr. Levinson has promised not to demand until at least April 2, 2002. Also, the accrued interest on this obligation of $216,532 at March 31, 2001, has been reclassified as a long-term obligation because Mr. Levinson has promised not to demand payment until at least April 2, 2002.

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

     The Company believes that cash generated from the Company's sale of fabrics, the advances under the CIT Group Factoring Agreement and loans from Mr. Levinson (if needed) will be sufficient to fund the Company's operations for 2001. The Company's unrestricted cash at March 31, 2001 was $52,061, an increase of $44,655 from $7,046 at December 31, 2000.

     SEASONALITY

     The business of the fabrics division is seasonal. Such seasonality takes into account the standard lead- time required by the fashion industry to manufacture apparel, which corresponds to their respective retail selling seasons.

     IMPACT OF INFLATION

     The Company's results are affected by the impact of inflation on operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.

     This Quarterly Report on Form 10-QSB (the "Quarterly Report") contains statements which constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements appear in a number of places in this Quarterly Report and include statements regarding the intent, belief or current expectations of the Company, its Directors or its Officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy;
     (iv) customer concentration and the increasing consolidation of the Company's customer base; and (v) negotiations with its lenders. Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.


                                    PART II.

     ITEM 1. LEGAL PROCEEDINGS

     The Company is a party to a lawsuit. Management does not believe that such lawsuit will have a material adverse impact on the financial position of the Company. You can find information about such lawsuit in "Note I Litigation" of our Notes to Financial Statements filed with form 10-KSB for the year ended December 31, 2000.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8 - K.

     (a)  The following exhibits are included herein:

          No exhibits have been submitted with this report.

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 2001.


                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LEVCOR INTERNATIONAL, INC.





Date  May 18, 2001                         /s/ Robert A. Levinson
      -----------------------              -------------------------------------
                                           Robert A. Levinson
                                           Chairman of the Board,
                                           President and Secretary


Date  May 18, 2001                         /s/ Martin Suskin
      -----------------------              -------------------------------------
                                           Martin Suskin
                                           Treasurer