Form 10QSB
period 2001-06-30
LEVCOR INTERNATIONAL INC
filed 2001-08-17
CIK 76094

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended June 30, 2001
                               -------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from               to
                               -------------    --------------

Commission file number              811-3584
                      ---------------------------------------

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

Yes   X      No
    -----       -----

As of August 15, 2001, 2,376,299 shares of the issuer's common stock, par value $.56 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No X
                                                              ---    ---

                                Table of Contents


                                                                                                        Page
Part I. FINANCIAL INFORMATION.............................................................................1

        Item 1.   Financial Statements

                  Balance Sheet as of June 30, 2001 (Unaudited)...........................................1

                  Statements of Operations and Accumulated Deficit for the Six and Three Months
                  Ended June 30, 2001 and June 30, 2000 (Unaudited).......................................2

                  Statements of Cash Flows for the Six Months Ended June 30, 2001 and
                  June 30, 2000 (Unaudited)...............................................................3

                  Notes to Financial Statements (Unaudited)...............................................4

        Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
                  Operations..............................................................................6

Part II. OTHER INFORMATION................................................................................8

        Item 6.   Exhibits and Reports on Form 8-K........................................................8

Signatures................................................................................................8

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            LEVCOR INTERNATIONAL, INC
                                  BALANCE SHEET
                                  JUNE 30, 2001
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
     Cash                                                                                       $      3,233
     Accounts receivable, net of allowances of $8,129                                                619,570
     Inventories                                                                                   3,479,228
     Prepaid expenses and other current assets                                                        31,636
                                                                                                      ------
              Total current assets                                                                 4,133,667
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $53,034                  103,435

ASSETS HELD FOR SALE                                                                                 254,400

SECURITY DEPOSITS                                                                                     34,650
                                                                                                      ------

TOTAL ASSETS                                                                                      $4,526,152
                                                                                                  ==========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                                          $3,210,843
   Due to factor                                                                                     512,715
   Current maturities of long-term debt                                                              454,348
                                                                                                     -------
              Total current liabilities                                                            4,177,906
LONG-TERM DEBT, less current maturities                                                            1,359,532
LOANS PAYABLE - OFFICER/STOCKHOLDER                                                                  947,303
                                                                                                     -------
                                                                                                   6,484,741
COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Common stock - par value $ .56 per share; authorized,
       15,000,000 shares; issued and outstanding 2,376,299 shares                                  1,330,727
   Capital in excess of par value                                                                  5,254,982
   Accumulated deficit                                                                            (8,467,111)
                                                                                                  -----------
                                                                                                  (1,881,402)
                                                                                                  -----------
   Treasury stock, at cost, 57,600 shares                                                            (77,187)
                                                                                                  -----------
        Total stockholders' deficiency                                                            (1,958,589)
                                                                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                    $4,526,152
                                                                                                  -----------

The accompanying notes are an integral part of this statement.

                           LEVCOR INTERNATIONAL, INC.
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                                       Three
                                                     Six months      Six months      Three months      months
                                                     ended June      ended June       ended June     ended June
                                                      30, 2001        30, 2000         30, 2001       30, 2000
                                                     ----------      ----------      ------------    ----------
Net Sales                                            $12,865,288     $8,298,143       $5,102,196    $4,467,704
Cost of goods sold                                    10,526,639      6,769,782        4,109,113     3,562,338
                                                      ----------      ---------        ---------     ---------
         Gross profit                                  2,338,649      1,528,361          993,083       905,366

Selling, general and administrative expenses           1,734,295      1,467,014          831,416       570,483
                                                       ---------      ---------          -------       -------

Income from continuing operations before                 604,354         61,347          161,667       334,883
        other income (expense)                           -------         ------          -------       -------

Other income (expense)
      Interest expense                                 (260,308)      (191,100)        (117,244)      (99,786)
      Other income (expense) - net                        10,254         51,505            6,604      (18,739)
                                                          ------         ------            -----      --------
                Total other income (expense)           (250,054)      (139,595)        (110,640)     (118,525)
                                                       ---------      ---------        ---------     ---------
Income (loss) from continuing operations                 354,300       (78,248)           51,027       216,358

Income (loss) from discontinued operation                  3,159          (353)          -               4,950
                                                           -----          -----        ---------         -----

NET INCOME (LOSS)                                        357,459       (78,601)           51,027       221,308

Accumulated deficit at beginning of period           (8,824,570)    (8,392,121)      (8,518,138)   (8,692,030)
                                                     -----------    -----------      -----------   -----------

Accumulated deficit at end of period                ($8,467,111)   ($8,470,722)     ($8,467,111)  ($8,470,722)
                                                    ============   ============     ============  ============
Basic and diluted income (loss) per share
   Continuing operations - basic                           $0.15        ($0.03)            $0.02         $0.09
                                                           -----        -------            -----         -----
   Continuing operations - diluted                         $0.14        ($0.03)            $0.02         $0.09
                                                           -----        -------            -----         -----
   Discontinued operations - basic and diluted             $0.00        ($0.00)            $0.00         $0.00
                                                           -----        -------            -----         -----

Weighted average number of shares                      2,376,299      2,370,178        2,376,299     2,371,299
outstanding - basic
    Common stock equivalents                              73,728           -              68,010             -
                                                          ------      ---------        ---------     ---------
Weighted average number of shares outstanding          2,450,027      2,370,178        2,444,309     2,371,299
    - diluted                                          =========      =========        =========     =========


The accompanying notes are an integral part of this statement.

                           LEVCOR INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                                                           2001                 2000
                                                                                       ------------         ------------
Cash flows from operating activities of continuing operations
    Net income (loss)                                                                      $357,459         $  (78,601)
    Adjustments to reconcile net loss to net cash
      provided by operating activities
        Depreciation and amortization                                                        14,851             12,148
        Allowance for doubtful accounts                                                       1,429                 -
        Services paid in common stock                                                             -             18,000
        Gain on sale of property and equipment                                                    -            (99,194)
        Loss on sale of assets held for sale                                                      -             37,450
        Changes in operating assets and liabilities:
              Accounts receivable                                                          (478,629)            37,699
              Inventories                                                                   208,356           (425,247)
              Prepaid expenses and other current assets                                      71,016             25,915
              Accounts payable and accrued expenses                                        (619,585)           912,651
              Due to factor                                                                 743,792                 -
              Accrued interest on loan payable - officer/stockholder                         21,423                 -
                                                                                             ------            -------
           Net cash provided by operating activities of continuing
               operations                                                                   320,112            440,821
                                                                                           --------            -------
           Net cash provided by operating activities of
               discontinued operations                                                         -                37,714
                                                                                           --------            -------
Cash flows from investing activities
    Proceeds from sale of assets held for resale                                             20,650             49,550
    Proceeds from sale of property and equipment                                                  -             44,194
    Purchases of property and equipment                                                      (8,815)            (9,997)
                                                                                           --------          ---------
           Net cash provided by investing activities                                         11,835             83,747
                                                                                             ------          ---------
Cash flows from financing activities
    Payments of long-term debt and net cash used in financing activities                   (336,120)          (543,745)
                                                                                           --------           --------

           NET (DECREASE) INCREASE IN CASH                                                   (4,173)            18,537
                                                                                           --------             ------
Cash of continuing operations at beginning of period                                          7,406              1,283
Cash of discontinued operations at beginning of period                                         -                 1,762
                                                                                           --------             ------
Total cash at beginning of period                                                             7,406              3,045
                                                                                              =====              =====
Cash of continuing operations at end of period                                                3,233             21,582
Cash of discontinued operations at end of period                                               -                    -
                                                                                          ---------            -------
Total cash at end of period                                                               $   3,233            $21,582
                                                                                          =========            =======
Supplemental disclosures of cash flow information:
       Cash paid during the quarter for interest                                          $ 278,097           $182,900
                                                                                          =========           ========


The accompanying notes are an integral part of this statement.

                           LEVCOR INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001

                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND LIQUIDITY

The accompanying unaudited condensed financial statements of Levcor International, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

The Company was engaged in two industry segments through June 2000: the ownership of fractional interests in oil and gas wells and leases with respect thereto (see Note C for Discontinued Operations); and the operation of a fabric converting business that produces fabrics used in the production of apparel. The Company sells its products to customers in the United States and Canada.

The Company sustained substantial losses in prior years that have adversely affected the Company's liquidity. At June 30, 2001, current liabilities exceeded current assets by $44,239 and the Company had a stockholders' deficiency equaling $1,958,589. An officer/stockholder of the Company has agreed to continue to personally support the Company's cash requirements to enable the Company to meet its current obligations through July 2, 2002 and fund future operations.

The Company has implemented several actions during the year ended December 31, 2000 and the six months ended June 30, 2001 to reduce losses and improve cash flow. These actions, which include the commencement of a new business segment in October 2000 and the reduction of certain operating costs, have resulted in income from continuing operations of $354,300 for the six months ended June 30, 2001. Although there can be no assurance that these measures will continue to be successful, the Company believes that future operations and support from an officer/stockholder will provide sufficient liquidity to fund current operations.


NOTE B - INVENTORIES

Inventories consist of the following at June 30, 2001:

Raw materials                     $1,215,198
Work-in process                      764,033
Finished goods                     1,499,997
                                   ---------

Inventory                         $3,479,228
                                  ----------

                           LEVCOR INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (CONTINUED)

                                  JUNE 30, 2001
                                   (UNAUDITED)


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

Summary financial information of the discontinued operations is as follows:

                                     Six Months Ended June 30,
                                     -------------------------
                                       2001            2000
                                     ---------       ---------

Sales                                 $      -         $12,647
Cost of sales                                -           7,062
Gross profit                                 -           5,585
Other Income (Expense)                   3,159          (5,938)
Net income (loss)                        3,159            (353)
Current assets                               -               -
Total assets                                 -          44,614
Current liabilities                          -               -


NOTE D - EARNINGS PER SHARE

The Company calculates earnings per share in accordance with the provisions of Financial Accounting Standards Board SFAS No. 128, "Earnings Per Share." As of June 30, 2001 there were 225,000 stock options outstanding and included in the fully diluted earnings per share calculation and for the period ended June 30, 2000 the stock options are excluded from the diluted calculation due to antidilution.


NOTE E - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets" which was issued in late July 2001. The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test. The Company does not believe these accounting pronouncements will have a material effect.


NOTE F - RECLASSIFICATIONS

Certain amounts in 2000 have been reclassified to conform to the presentation used in 2001.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS:

SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30,
2000.

The Company's sales for the Fabric Divisions for the six months ended June 30, 2001 were $12,865,288, an increase of $4,567,145 or 55% from $8,298,143 for the same period in 2000. The cost of sales of the Fabric Divisions for the six months ended June 30, 2001 increased $3,756,857 or 56%, from $6,769,782 in 2000 to $10,526,639 in 2001. The gross profit on sales for the first six months of 2001 was $2,338,649, an increase of $810,288 or 53% from $1,528,361 in 2000. The gross profit percentage was 18% for the six months ended June 30, 2001 as compared to 18% for the same period of 2000. Such increases are attributed to the sales growth achieved as a result of the Company's startup of a new division. During the six months ended June 30, 2001, the Company incurred an increase of interest expense of $69,208 or 36% from $191,100 in 2000 to $260,308 in 2001, in connection with the growth in new business. Other income declined $41,251 or 80% from $51,505 in 2000 to $10,254 in 2001. Other income for 2000 consisted of gains on the sale of assets and insurance recoveries for which no such income was recorded in 2001.

The Company's selling, general and administrative expenses for the six months ended June 30, 2001 were $1,734,295 an increase of $267,281 or 18% from $1,467,014 in the same period in 2000. The increase was due primarily to the startup of a new division during 2001.

As a result of the foregoing, the Company reflected net income of $357,459 in the six months ended June 30, 2001, compared to a net loss of $78,601 for the same period of 2000.

THREE MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THREE MONTHS ENDED JUNE 30,
2000.

The Company's sales for the Fabric Divisions for the three months ended June 30, 2001 were $5,102,196, an increase of $634,492 or 14% from $4,467,704 for the same period in 2000. The cost of sales of the Fabric Divisions in the three months ended June 30 increased $546,775 or 15%, from $3,562,338 in 2000 to $4,109,113 in 2001. The gross profit on sales for the three months ended June 30, 2001 was $993,083, an increase of $87,717 or 10% from $905,366 for the same period in 2000. The gross profit percentage was 19% for the three months ended June 30, 2001 as compared to 20% for the same period of 2000. Such increases are attributed to the sales growth achieved as a result of the Company's startup of a new division. During the three months ended June 30, 2001, the Company incurred an increase of interest expense of $17,458 or 17% from $99,786 in 2000 to $117,244 in 2001, in connection with a growth in new business. Other income increased during three months ended June 30 $25,343 or 135% from a negative $18,739 in 2000 to $6,604 in 2001. Other income for 2000 consisted of gains on the sale of assets and insurance recoveries for which no such income was recorded in 2001.

The Company's selling, general and administrative expenses for the three months ended June 30, 2001 were $831,416 an increase of $260,933 or 46% from $570,483 in the same period in 2000. The increase was due primarily to expenses incurred relating to the startup of a new division during 2001.

As a result of the foregoing, the Company reflected net income of $51,027 in the three months ended June 30, 2001, compared to a net income of $221,308 for the same period of 2000.


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

If necessary, Mr. Levinson has agreed to personally support the Company's cash requirements to enable it to fulfill its obligations through July 2, 2002. The amount owed by the Company to Mr. Levinson as of June 30, 2001 is $720,000 and is a demand obligation which Mr. Levinson has promised not to demand until at least July 2, 2002. The accrued interest on this obligation of $227,303, has been reclassified as a long-term obligation because Mr. Levinson has promised not to demand payment until at least July 2, 2002.

The Company believes that cash generated from the Company's sale of fabrics, the advances under the CIT Group Factoring Agreement and loans from Mr. Levinson (if needed) will be sufficient to fund the Company's operations for 2001. The Company's unrestricted cash at June 30, 2001 was $3,233, a decrease of $4,173 from $7,406 at December 31, 2000.

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

This Quarterly Report on Form 10-QSB (the "Quarterly Report") contains statements which constitute forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements appear in a number of places in this Quarterly Report and include statements regarding the intent, belief or current expectations of the Company, its Directors or its Officers with respect to, among other things:
(i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; (iv) customer concentration and the increasing consolidation of the Company's customer base; and (v) negotiations with its lenders. Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, including the risks identified in the Company's Form 10-KSB for the year ended December 31, 2000, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.


PART II.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 - K.

(a)      The following exhibits are included herein:

         No exhibits have been submitted with this report.

(b)      Reports on Form 8-K filed during the quarter ended June 30, 2001.

         (i) A report on Form 8-K was filed on April 17, 2001, relating to the Company's delay in filing its Annual Report on Form 10-KSB for the year ended December 31, 2000.

         (ii) A report on Form 8-K was filed on May 1, 2001, relating to the Company's further delay in filing its Annual Report on Form 10-KSB for the year ended December 31, 2000.


                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVCOR INTERNATIONAL, INC.


Date    August  16, 2001                 /s/ Robert A. Levinson
        ------------------------         ---------------------------------------
                                         Robert A. Levinson
                                         Chairman of the Board,
                                         President and Secretary