Form 10QSB
period 2001-09-30
LEVCOR INTERNATIONAL INC
filed 2001-11-14
CIK 76094

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   September 30, 2001
                                 ------------------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                 to
                               ---------------    ---------------

Commission file number                  811-3584
                      ---------------------------------------------------------

                           LEVCOR INTERNATIONAL, INC.
                           --------------------------

        (Exact Name of Small Business Issuer as Specified in Its Charter)


              Delaware                              06-0842701
------------------------------------         -------------------------
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

Yes     X             No
      ----               -----

As of October 31, 2001, 2,376,299 shares of the issuer's common stock, par value $.56 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

                                Table of Contents

                                                                                                          Page
                                                                                                          ----
Part I. FINANCIAL INFORMATION

        Item 1.   Financial Statements                                                                     1

                  Balance Sheet at September 30, 2001 (unaudited)                                          1

                  Statements of Operations and Accumulated Deficit for the Nine
                  and Three Months Ended September 30, 2001 and September 30,
                  2000 (unaudited)                                                                         2

                  Statements of Cash Flows for the Nine Months Ended September
                  30, 2001 and September 30, 2000 (unaudited)                                              3

                  Notes to Financial Statements (unaudited)                                                4

        Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                  of Operation                                                                             7

Part II. OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8-K                                                         9

Signatures                                                                                                10


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   LEVCOR INTERNATIONAL, INC.
                          BALANCE SHEET
                       SEPTEMBER 30, 2001
                           (UNAUDITED)

                             ASSETS
CURRENT ASSETS

Cash                                                                         $     5,490
Accounts receivable, net of allowances of $122,525                               130,064
Inventories                                                                    2,760,981
Prepaid expenses and other current assets                                         35,729
                                                                             -----------
                      Total Current Assets                                     2,932,264

Property, Plant & Equipment - Net of accumulated depreciation
and amortization of $61,442                                                       95,027
Assets Held for Resale                                                           254,400
Security Deposits                                                                 34,650
                                                                             -----------
Total  Assets                                                                $ 3,316,341
                                                                             ===========

             LIABILITIES & STOCKHOLDERS' DEFICIENCY


Accounts Payable & Accrued Expenses                                          $ 1,905,496
Due to factor                                                                    654,799
Deferred Income                                                                  102,887
Current maturities of long-term debt                                             304,348
                                                                             -----------
                    Total Current Liabilities                                  2,967,530


LONG TERM DEBT, less current maturities                                        1,334,431

LOANS PAYABLE - OFFICER/STOCKHOLDER                                              958,192

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Common Stock - par value $.56 per share; authorized,
15,000,000 shares; issued and outstanding 2,376,299 shares                     1,330,727
Capital in excess of par value                                                 5,254,983
Accumulated deficit                                                           (8,452,334)
                                                                             -----------
                                                                              (1,866,624)
Treasury Stock, at cost, 57,600 shares                                           (77,188)
                                                                             -----------
                 Total Stockholder's deficiency                               (1,943,812)
                                                                             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                $3,316,341
                                                                             ===========


The accompanying notes are an integral part of this statement.

               LEVCOR INTERNATIONAL, INC.
    STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
 FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 31, 2001 AND 2000
                       (UNAUDITED)


                                                            Nine months ended September 30,      Three months ended September 30,
                                                        ------------------------------------  -------------------------------------
                                                              2001              2000                 2001               2000
                                                        ----------------- -----------------   ----------------- -------------------
 Net Sales                                                $16,879,492       $11,570,006         $  4,014,204      $  3,196,798
 Cost of goods sold                                        13,694,472         9,218,769            3,167,834         2,448,987
                                                        ----------------- -----------------   ----------------- -------------------
 Gross profit                                               3,185,020         2,351,237              846,370           747,811

 Selling, general and administrative expenses               2,473,095         2,192,615              738,799           650,536
                                                        ----------------- -----------------   ----------------- -------------------

 Income from continuing operations before
 other income (expense)                                       711,925           158,622              107,571            97,275

 Other income (expense)

 Interest expense                                            (356,752)         (298,423)             (96,444)         (107,323)
 Other income                                                  13,904            70,895                3,650            19,392
                                                        ----------------- -----------------   ----------------- -------------------
 Total other income (expense)                                (342,848)         (227,528)             (92,794)          (87,931)


 Income (loss) from continuing operations                     369,077           (68,906)              14,777             9,344

 Income (loss) from discontinued operations                     3,159            (7,487)               -                (7,134)
                                                        ----------------- -----------------   ----------------- -------------------

 Net Income (loss)                                            372,236           (76,393)              14,777             2,210

 Accumulated deficit at beginning of period                (8,824,570)       (8,392,121)          (8,467,111)       (8,470,724)
                                                        ----------------- -----------------   ----------------- -------------------

 Accumulated deficit at end of period                    $ (8,452,334)      $(8,468,514)        $ (8,452,334)     $ (8,468,514)
                                                        ================= =================   ================= ===================

 Basic and diluted income (loss) per share
 Continuing operations - basic                               $0.16            ($0.03)              $0.01              $0.00
 Continuing operations - diluted                             $0.15            ($0.03)              $0.01              $0.00
 Discontinued operations - basic and diluted                 $0.00            ($0.00)              $0.00             ($0.00)

 Weighted average number of shares outstanding
  - basic                                                   2,376,299         2,370,182            2,376,299         2,371,299

 Common stock equivalents                                      73,956             -                   48,511             -
 Weighted average number of shares outstanding
                                                        ================= =================   ================= ===================
  - diluted                                                 2,450,255         2,370,182            2,424,810         2,371,299
                                                        ================= =================   ================= ===================



The accompanying notes are an integral part of this statement.

                      LEVCOR INTERNATIONAL, INC.
                        STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                              (UNAUDITED)

                                                                             2001                  2000
                                                                       ------------------    ------------------

CASH  FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net Income (loss)                                                       $  372,236            $   (76,393)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                         23,259                 17,484

      Allowance for doubtful accounts                                        1,429                  -

      Services paid in common stock                                            -                   18,000

      Loss on sale of assets held for resale                                   -                   37,450

      Gain on sale of fixed assets                                             -                  (44,194)
      Loss on sale of automobile                                               -                    1,660

      Changes in operating assets and liabilities:
         Accounts receivable                                                10,877                 40,464

         Due to factor                                                     885,876              1,484,075

         Inventories                                                       926,603             (1,190,133)

         Prepaid expenses and other current assets                          66,923                    263

         Accrued interest on loan payable - officer/stockholder             32,312                 32,432

         Accounts Payable and accrued expenses                          (1,924,932)               273,625

         Deferred Income                                                   102,887                  -

                                                                       ------------------ ------------------
         Net cash  provided by operating activities of continuing
           operations                                                      497,470                594,733
                                                                       ------------------ ------------------

              Net cash provided by operating activities of
                 discontinued operations                                       -                   37,714
                                                                       ------------------ ------------------

CASH FROM INVESTING ACTIVITIES
     Proceeds from sale of assets held for resale                           20,650                 49,550

     Proceeds from sale of automobile                                          -                    6,385

     Proceeds from sale of fixed assets                                        -                   44,194

     Purchases of property and equipment                                    (8,815)               (90,873)
                                                                       ------------------ ------------------
                       Net cash provided by investing activities            11,835                  9,256

                                                                       ------------------ ------------------
CASH FROM FINANCING ACTIVITIES
Payment of long-term debt and net cash used in financing activities       (511,221)              (643,745)
                                                                       ------------------ ------------------

                       Net cash (used in) financing activities            (511,221)              (643,745)
                                                                       ------------------ ------------------

                             Net (decrease) in cash                         (1,916)                (2,042)

Cash  of continuing operations at beginning of period                   $    7,406            $     1,283
Cash  of discontinued operations at beginning of period                        -                    1,762
                                                                       ------------------ ------------------
Total cash at beginning of period                                       $    7,406            $     3,045
                                                                       ================== ==================
Cash  of continuing operations at end of period                         $    5,490            $     1,003

Cash  of discontinued operations at end of period                              -                      -
                                                                       ------------------ ------------------
Total cash at end of period - continuing operations                     $    5,490            $     1,003
                                                                       ================== ==================
Supplemental disclosure of cash flow information:
Cash paid during the quarter for interest                               $  100,987            $   243,702
                                                                       ================== ==================



The accompanying notes are an integral part of this statement.

                           Levcor International, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2001

                                   (unaudited)


       NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND LIQUIDITY

             The accompanying unaudited condensed financial statements of Levcor International, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

             The Company was engaged in two industry segments through June 2000: the ownership of fractional interests in oil and gas wells and leases with respect thereto, which were discontinued as of June 30, 2000, (see Note C for Discontinued Operations); and the operation of a fabric converting business that produces fabrics used in the production of apparel. The Company sells its products to customers in the United States and Canada.

             The Company sustained substantial losses in prior years that have adversely affected the Company's liquidity. At September 30, 2001, current liabilities exceeded current assets by $35,266 and the Company had a stockholders' deficiency equaling $1,943,812. An officer/stockholder of the Company has agreed to continue to personally support the Company's cash requirements to enable the Company to meet its current obligations through October 2, 2002 and fund future operations.

             The Company has implemented several actions during the year ended December 31, 2000 and the nine months ended September 30, 2001 to reduce losses and improve cash flow. These actions, which include the commencement of a new business segment in October 2000 and the reduction of certain operating costs, have resulted in income from continuing operations of $369,077 for the nine months ended September 30, 2001. Although there can be no assurance that these measures will continue to be successful, the Company believes that future operations and support from an officer/stockholder will provide sufficient liquidity to fund current operations.

                           Levcor International, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                                   (CONTINUED)

                               September 30, 2001
                                   (unaudited)

           NOTE B - INVENTORIES

              Inventories consist of the following at September 30, 2001:


                   Raw Materials                    $ 1,263,638

                   Work-in process                      475,060

                   Finished goods                     1,022,283
                                                    -------------
                   Inventory                        $ 2,760,981
                                                    -------------



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

           Summary financial information of the discontinued operations for the nine months ended September 30, is as follows:

                                                  2001                   2000
                                               ---------              ---------
           Sales                               $       -              $ 15,664
           Cost of sales                               -                19,716
           Gross profit (loss on sales)                -                (4,052)
           Other Income                            3,159                (3,435)
           Net income (loss)                       3,159                (7,487)
           Current assets                              -                     -
           Total assets                                -                     -
           Current liabilities                         -                     -



           NOTE D - EARNINGS PER SHARE

           The Company calculates earnings per share in accordance with the provisions of Financial Accounting Standards Board SFAS No. 128, "Earnings Per Share." As of September 30, 2001 there were 225,000 stock options outstanding and included in the fully diluted earnings per

                           Levcor International, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                                   (CONTINUED)

                               September 30, 2001
                                   (unaudited)


           share calculation and for the three and nine month periods ended September 30, 2001. For the three and nine month periods ended September 30, 2000 the stock options are excluded from the diluted calculation due to antidilution.


           NOTE E - RECENT ACCOUNTING PRONOUNCEMENTS

           In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets".


           The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged, shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test. The Company does not believe these accounting pronouncements will have a material effect.


           In August 2001, the FASB issued statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets", ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This supercedes Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", while retaining many of the requirements of such statement. The Company is currently evaluating the impact of the statement.

           NOTE F - RECLASSIFICATIONS

           Certain amounts in 2000 have been reclassified to conform to the presentation used in 2001.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


           RESULTS OF OPERATIONS:

           NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

           The Company's net sales for the Fabric Divisions for the nine months ended September 30, 2001 were approximately $16,879,000, an increase of approximately $5,309,000 or 45.9% from approximately $11,570,000 for the same period in 2000. The increase results primarily from sales generated by its new woven division whose shipments began in the fourth quarter of 2000. The cost of sales of the Fabric Divisions in the nine months ended September 30, 2001 increased approximately $4,475,000 or 48.5%, from approximately $9,219,000 in 2000 to approximately $13,694,000 in 2001. The gross profit on sales for the nine months of 2001 was approximately $3,185,000, an increase of approximately $834,000 or 35.5% from approximately $2,351,000 in 2000. The gross profit percentage was 18.9% for the nine months of 2001 as compared to 20.3% for the same period of 2000. The decrease resulted from competitive pressures in the market place during the third quarter of 2001. During the nine months ended September 30, 2001, the Company incurred an increase of interest expense of approximately $59,000 from approximately $298,000 in 2000 to approximately $357,000 in 2001, in connection with the growth in new business. Other income declined approximately $57,000 from approximately $71,000, in 2000 to approximately $14,000 in 2001. Other income for 2000 consisted of gains on the sale of assets and insurance recoveries for which no such income was recorded in 2001.

           The Company's selling, general and administrative expenses for the nine months ended September 30, 2001 were approximately $2,473,000 an increase of approximately $280,000 from approximately $2,193,000 in the same period in 2000. The increase was due primarily to the startup of the new woven division during the fourth quarter of 2000.

           As a result of the foregoing, the Company reflected net income of approximately $372,000 in the nine months ended September 30, 2001 compared to a net loss of approximately $76,000 for the same period of 2000.



           THREE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

           The Company's sales for the Fabric Divisions for the three months ended September 30, 2001 were approximately $4,014,000, an increase of approximately $817,000 or 25.6% from approximately $3,197,000 for the same period in 2000. The increase results primarily from sales generated by its new woven division whose shipments began in the fourth quarter of 2000. The cost of sales of the Fabric Divisions in the three months ended September 30 increased approximately $719,000 or 29.4%, from approximately $2,449,000 in 2000 to approximately $3,168,000 in 2001. The gross profit on sales for the three months ended September 30, was approximately $846,000 an increase of approximately $98,000 or 13.1% from approximately $748,000 in 2000. The gross profit percentage was 21.1% for the three months ended September 30, 2001 as compared to 23.4% for the same period of 2000. The decrease resulted from competitive pressures in the market place during the third quarter of 2001. During the three months ended September 30, 2001, the Company had a decrease of interest expense of approximately $11,000 from approximately $107,000 in 2000 to approximately $96,000 in 2001, resulting from reduced borrowings and lower interest rates. Other income declined approximately $15,000 from $19,000 in 2000 to approximately $4,000 in 2001. Other income for 2000 consisted of gains on the sale of assets and insurance recoveries for which no such income was recorded in 2001.

           The Company's selling, general and administrative expenses for the three months ended September 30, 2001 were approximately $739,000 an increase of approximately $88,000 or 13.5% from approximately $651,000 in the same period in 2000. The increase was due primarily to the startup of the new woven division during the fourth quarter of 2000.


           As a result of the foregoing, the Company reflected net income of approximately $15,000 in the three months ended September 30, 2001 compared to net income of approximately $2,000 for the same period of 2000.


           LIQUIDITY AND CAPITAL RESOURCES

           The Company entered into a Factoring Agreement with the CIT Group/Commercial Services, Inc. ("CIT Group") on September 17, 1998 (the "CIT Group Factoring Agreement"). Pursuant to the terms of the CIT Group Factoring Agreement, the Company, among other things, (i) assigned to CIT Group its interest in substantially all accounts receivable arising from the sale of inventory (the "Accounts"), and pays CIT Group a factoring fee and (ii) may request advances, which advances shall be made at the CIT Group's sole discretion, on the net purchase price of the Accounts, and pays interest on such advances at the rate of 0.5% above The Chase Manhattan Bank's prime rate (the "Chase Prime Rate") for the term thereof. The CIT Group Factoring Agreement remains effective until termination by either party. CIT Group may terminate the CIT Group Factoring Agreement at any time, upon 60 days' prior written notice or immediately without prior written notice upon the occurrence of an Event of Default (as such term is defined in the CIT Group Factoring Agreement). The Company may terminate the CIT Group Factoring Agreement on any September 30th, upon 60 days' prior written notice.

           On December 15, 2000 the Company issued a promissory note to The CIT Group/Commercial Services, Inc. in the amount of $1,500,000 to refinance a portion of the factor loan as a term loan, which bears interest at the rate of one-half of one percent (0.50%) per annum plus the Chase Prime Rate. The principal balance of this note is payable in twenty-three equal consecutive monthly installments of $8,696, with the first installment due on February 1, 2001 and a twenty-fourth and final installment of $1,300,000, due on January 1, 2003.This note is secured by the Company's accounts receivable, property and equipment, and certain collateral of Robert A. Levinson, the Company's Chairman of the Board and President.

           Mr. Levinson has agreed to personally support if necessary, the Company's cash requirements to enable it to fulfill its obligations through October 2, 2002. The amount owed by the Company to Mr. Levinson as of September 30, 2001 is $720,000 and is a demand obligation, which Mr. Levinson has promised not to demand until at least October 1, 2002. The accrued interest on this obligation of $238,192, has been reclassified as a long-term obligation because Mr. Levinson has promised not to demand payment until at least October 2, 2002.

           The Company believes that cash generated from the Company's sale of fabrics, the advances under the CIT Group Factoring Agreement and loans from Mr. Levinson (if needed) will be sufficient to fund the Company's operations for 2001. The Company's unrestricted cash at September 30, 2001 was approximately $5,500, a decrease of approximately $1,900 from approximately $7,400 at December 31, 2000.

           RECENT ACCOUNTING PRONOUNCEMENTS

           In August 2001, the FASB issued statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets", ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This supercedes Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" while retaining many of the requirements of such statement. The Company is currently evaluating the impact of the statement.

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

           This Quarterly Report on Form 10-QSB (the "Quarterly Report") contains statements which constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements appear in a number of places in this Quarterly Report and include statements regarding the intent, belief or current expectations of the Company, its Directors or its Officers with respect to, among other things:
           (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; (iv) customer concentration and the increasing consolidation of the Company's customer base; and (v) negotiations with its lenders. Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties including the risks referred to above and identified in the Company's 10-KSB for the year ended December 31, 2000, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.


                                    PART II.



           ITEM 6. EXHIBITS AND REPORTS ON FORM 8 - K.

           (a)   The following exhibits are included herein:

                  No exhibits have been submitted with this report.

           (b) No reports on Form 8-K were filed during the quarter ended September 30, 2001.



                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVCOR INTERNATIONAL, INC.


Date       November 12, 2001                       /s/ Robert A. Levinson
           --------------------------------        -----------------------------
                                                   Robert A. Levinson
                                                   Chairman of the Board,
                                                   President and Secretary