Form 10KSB
period 2001-12-31
LEVCOR INTERNATIONAL INC
filed 2002-04-01
CIK 76094

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2001

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

                                      NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                     COMMON STOCK, PAR VALUE $0.56 PER SHARE

         Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes            X                         No
                    ------------                          ------------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   X
                               -----

         Issuer's revenues for the fiscal year ended December 31, 2001:
$20,107,692.

         As at March 14, 2002, approximately 2,326,047 shares of common stock, par value $0.56 per share, of the issuer were outstanding and the aggregate market value of the voting common stock held by non-affiliates was approximately $4,652,094.

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

         Documents incorporated by reference: None

                                Table of Contents

                                                                            Page

PART I.........................................................................1

   Item 1.     DESCRIPTION OF BUSINESS.........................................2

   Item 2.     DESCRIPTION OF PROPERTY.........................................5

   Item 3.     LEGAL PROCEEDINGS...............................................5

   Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............7

PART II........................................................................8

   Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........8

   Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
               OPERATION.......................................................9

   Item 7.     FINANCIAL STATEMENTS...........................................11

   Item 8.     CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURES......................................34

PART III......................................................................34

   Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..............34

   Item 10.    EXECUTIVE COMPENSATION.........................................35

   Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.36

   Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................37

PART IV.......................................................................38

   Item 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K.........................38

FORWARD-LOOKING STATEMENTS

         Some of the statements contained in this Report discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking statements" within the meaning of 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include, but are not limited to, those risks and uncertainties set forth under the heading "Factors That Could Affect Our Future Results" in Part I of this Report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.


PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

         Levcor International, Inc. (the "Company") was incorporated in 1964 as Pantepec International, Inc. under the laws of the Islands of Bermuda and was reorganized in 1967 under the laws of the State of Delaware. In 1995, the Company changed its name to Levcor International, Inc.

         From its incorporation until June 2000, the Company was engaged in the ownership of fractional interests in oil and gas wells and leases with respect thereto. In 1995, the Company acquired a woven fabric converting business that converts cotton and cotton-blend fabrics for sale to domestic apparel manufacturers. This acquisition formed the basis of the Company's Fabrics Division. On July 1, 1999, the Company purchased from Andrex Industries Corp. ("Andrex") its knit fabric and processing business that produces knit fabrics used in the production of apparel. During the fourth quarter of 2000, the Company started a new woven division selling to the dress market. As a result of the current soft retailing climate for dresses, the woven division has not produced management's anticipated results and therefore has been scaled back significantly during the first quarter of 2002.

         The operation of the Fabrics Division now comprises the Company's sole business focus and, during the year 2001, constituted all of the Company's revenues.

THE FABRICS DIVISION

         The Company's Fabrics Division is engaged in converting woven textile fabrics and processing knit textile fabrics which are sold for production principally to domestic manufacturers of women's apparel. The textile fabric converting process consists of (i) designing fabrics (ii) purchasing yarns both dyed and undyed and commissioning knitting mills to knit the yarns into greige fabric (unfinished fabric) according to the Company's specifications, and (iii) commissioning fabric finishers to finish the fabrics through a process of washing, bleaching, dyeing and applying certain chemical finishes to greige fabric according to the Company's specifications. Finished apparel fabric is ready to be cut and sewn into garments. The Company contracts with commercial transporters to deliver greige fabric from textile mills to the fabric finishes. The Company places orders for the sale of finished fabrics through its sales personnel and independent commission agents.

         The principal raw materials used by the Fabrics Division to fabricate textiles are typically a combination or blend of two or more fibers, such as rayon, acetate, polyester, cotton and acrylic. The principal suppliers of raw materials, greige goods and yarn used by the Fabrics Division during 2001 were JPS Converter and Industrial Corp. and National Spinning, Inc. The primary knitters used in the conversion process were Fairfield Textiles, Corp. and Ramseur Interlock Knitting. The primary finishers in the conversion process were United Piece Dye Works, Inc. and Oxford Textiles, Inc. During the year 2001, JPS Converter and Industrial Corp. filed for bankruptcy. The Company had anticipated the filing and had provided alternative sourcing to insure continuity of the supply of raw materials required for the Fabric Division.

         In 2001, Alfred Dunner, Inc. and Nygard International, Ltd., manufacturers of women's apparel, accounted for approximately 47% and 11% of the Company's revenues, respectively. The loss of either of these accounts could have a material adverse effect on the results of the Company.

         Research and development expenses related to the Fabrics Division are not passed on to the Company's customers. These costs amounted to approximately $139,000 in 2001.

         The Company currently employs 16 persons, all of whom are employed full time. None of our employees are represented by a collective bargaining agreement. We believe that our relationship with our employees is good.


OWNERSHIP OF INTERESTS IN OIL AND GAS WELLS

         Effective June 30, 2000, the Company discontinued operation of the oil and gas wells it owned pursuant to working interest agreements by transferring to the then Treasurer of the Company the remaining interests in the oil and gas wells. The value of the interests was $33,138 and was charged to operations as salary. During 2000, the Company earned revenues and incurred production costs (exclusive of $3,019 in severance taxes) under the terms of such working interest agreements of $15,664 and $16,697, respectively.


FACTORS THAT COULD AFFECT OUR FUTURE RESULTS

WE HAVE A STOCKHOLDERS' DEFICIENCY AND MAY BE DEPENDENT UPON OUR PRINCIPAL STOCKHOLDER TO FUND OUR FUTURE OPERATIONS.

          The Company sustained substantial losses in prior years that have adversely affected the Company's liquidity. At December 31, 2001, current liabilities exceeded current assets by approximately $188,000 and the Company had a stockholders' deficiency of approximately $2,107,000. An officer/stockholder of the Company has agreed to continue to personally support the Company's cash requirements to enable the Company to meet its current obligations through January 2, 2004 and to fund future operations.

         The Company has successfully implemented several actions to reduce losses and improve cash flow. Although there can be no assurance that these measures will continue to be successful, the Company believes that future operations and support from the officer/stockholder will provide sufficient liquidity to fund current operations.


WE FACE SEVERE COMPETITION

         The textile conversion business is extremely competitive. Within the domestic textile converting business, the Company competes on the basis of the price and uniqueness in styling of its fabrics.

         The cyclical nature of the textile and apparel industries, characterized by rapid shifts in fashion, consumer demand and competitive pressures, results in both price and demand volatility. The demand for any particular product varies from time to time based largely upon changes in consumer preferences and general economic conditions affecting the textile and apparel industries, such as consumer expenditures for non-durable goods. The textile and apparel industries are also cyclical because the supply of particular products changes as competitors enter or leave the market. The Company sells primarily to domestic apparel manufacturers. The Company competes with numerous domestic and foreign fabric manufacturers, including companies larger in size and having greater financial resources than the Company.

         Foreign competition is a significant factor in the United States textile industry. The United States textile industry has been and continues to be negatively impacted by existing worldwide trade practices. The establishment of the World Trade Organization in 1995 has resulted in the phase out of quotas on textiles and apparel through 2005. This phase out will gradually allow more low cost imports to enter the U.S.


WE DEPEND ON THIRD PARTIES FOR CRUCIAL RAW MATERIALS AND SERVICES

         The Company's principal raw materials are cotton and polyester. Cotton is available from a large number of suppliers. The quantity of plantings, crop and weather conditions, agricultural policies, domestic uses, exports and market conditions can significantly affect the cost and availability of cotton. The price of polyester varies and is determined by supply and demand as well as the price of petroleum used to produce polyester.

         We depend on third party knitters, finishers and transporters in the production and delivery of the finished fabrics our Fabrics Division sells and markets to apparel manufacturers. If any of our third party knitters, finishers and transporters fail to timely produce quality products and in sufficient qualities or fail to timely deliver our finished products, our results would suffer.

OUR BUSINESS IS SUBJECT TO THE SEASONAL NATURE OF THE FASHION INDUSTRY

         The business of the Fabrics Division is seasonal. Such seasonality takes into account the standard lead time required by the fashion industry to manufacture apparel, which corresponds to the respective retail selling seasons.


ITEM 2.  DESCRIPTION OF PROPERTY.

         On February 11, 2000, the Company relocated its office to 462 Seventh Avenue, 20th Floor, New York, New York 10018, pursuant to a seven-year lease ending January 21, 2007 at an annual rent of $162,500. The Company believes that its current office is suitable to service its current level of sales and to satisfy its foreseeable needs.


ITEM 3.  LEGAL PROCEEDINGS.

         The 0.67% carried interest in the Kotaneelee gas field sold by the Company in August 1991, as well as Magellan Petroleum Corporation's 2.67% carried interest in such field, is held in trust by Canada Southern Petroleum Ltd. ("Canada Southern"), which has a 30% carried interest in such field. In late 1987, Canada Southern commenced an action against Allied-Signal, Inc. in Florida alleging its failure to fulfill certain contractual obligations to develop the field (the "Florida Action"). In September 1988, Allied-Signal, Inc. commenced an action (the "Allied-Signal Action") in Calgary, Canada against Dome Petroleum Limited, Amoco Production Company and Amoco Canada Petroleum Company, Ltd. ("Amoco Canada" and, collectively, the "Amoco-Dome Group") seeking a declaration that the defendants were responsible for the development of the field, and also seeking reimbursement of its legal costs incurred in the Florida Action. The Florida Action has since been dismissed.

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

         On October 27, 1989, in the Court of Queen's Bench of Alberta, Judicial District of Calgary, Canada (the "Canada Court"), Canada Southern filed a statement of claim against the Amoco-Dome Group, Columbia Gas Development of Canada Ltd. ("Columbia"), Mobil Oil Canada Ltd. ("Mobil") and Esso Resources of Canada Ltd. ("Esso") seeking a declaratory judgment (the "Declaratory Action") regarding two issues relating to the Kotaneelee gas field. The Declaratory Actions seeks a judgment on: (1) whether interest accrued on the carried interest account (Canada Southern maintains it does not), and (2) whether expenditures for gathering lines and dehydration equipment are expenditures chargeable to the carried interest account (Canada Southern maintains they are). Mobil, Esso and Columbia have filed answers essentially agreeing to the granting of the relief requested by Canada Southern. The Amoco-Dome Group has now admitted to the claim that interest does not accrue on the carried interest account.

         In 1991, Anderson Exploration Ltd. acquired all of the shares in Columbia, and changed its name to Anderson Oil & Gas Inc. ("Anderson"). Anderson is now the sole operator of the Kotaneelee gas field, and is a direct defendant in the Declaratory Action. Columbia's previous parent, The Columbia Gas System, Inc., was reorganized in a bankruptcy proceeding in the United States, and is contractually liable to Anderson in the Declaratory Action.

         On March 7, 1990, Canada Southern filed a statement of claim in the Canada Court against the Amoco-Dome Group, Columbia, Mobil and Esso seeking forfeiture of the Kotaneelee gas field, damages and other relief for breach of fiduciary duty (the "Forfeiture Action"). The Company was added as a party plaintiff to this action in November 1993. If such claim is upheld, the Company could recover a 2 percent interest in the Kotaneelee gas field and damages. The defendants have contested the claim and Canada Southern is pursuing discovery and trial. Columbia filed a counterclaim seeking, if Canada Southern is successful in its claims, repayment from Canada Southern, the Company and Magellan Petroleum Corporation of all sums expended by Columbia on the Kotaneelee gas fields before Canada Southern, the Company and Magellan Petroleum Corporation are entitled to their interests. The trial commenced in September 1996, and is ongoing. Based on recently discovered evidence, Canada Southern petitioned the Canada Court for leave to amend its complaint to add a claim that the defendants in the action failed to develop the field in a timely manner.

         The field operator has entered into a contract for the sale of the Kotaneelee gas field. The Company believes that it is too early to determine the impact, if any, that this contract may have on the status of these cases.

         On August 6, 1991, the Company sold to an independent third party (the "Buyer") its carried interest in a lease in property, including the Kotaneelee gas field. The agreement for the transfer of the Company's interest provides that the Company shall continue to prosecute the Declaratory Action and the Forfeiture Action. The Company and the Buyer have agreed to share equally all costs and expenses of the Declaratory Action and the Forfeiture Action and to share equally any payments or other benefit resulting from the resolution of such actions. The agreement further provides that the Company shall indemnify the Buyer against all actions, proceedings, claims, demands, damages and expenses brought against or suffered by the Buyer which arise out of, or are attributable to, the Allied-Signal Action.

         The Company has been advised that under Canadian law certain costs (known as "Taxable Costs") of a litigation may be assessed against a nonprevailing party. Taxable costs consist primarily of attorneys and expert witness fees incurred during a trial. Effective September 1, 1998, the Alberta Rules of Court were amended to provide for a material increase in the costs which may be awarded to the prevailing party in matters before the Court. In addition, a judge in complex and lengthy trials has the discretion to increase an award of Taxable Costs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

PART II.


ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

         The Company's common stock, par value $0.56 per share (the "Common Stock"), is traded in the "pink sheets" in the over-the-counter market under the symbol "LEVC". On March 14, 2002, the closing bid price of the Common Stock was $2.00 per share. The Common Stock is traded sporadically, and no established liquid trading market currently exists therefor.

         The following table sets forth the range of high and low bid prices in the "pink sheets" in the over-the-counter market for the periods indicated. Such quotations reflect inter-dealer prices or transactions solely between market makers without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.



                  PERIOD                                   PRICE
                  ------                                   -----
                                                 HIGH                 LOW
                                                 ----                 ---
         2001
         ----
         First Quarter                           $2.4375              $1.1875
         Second Quarter                          $4.4000              $1.2500
         Third Quarter                           $5.0000              $2.1500
         Fourth Quarter                          $3.0000              $1.8000

         2000
         ----
         First Quarter                           $1.375               $0.625
         Second Quarter                          $1.125               $0.625
         Third Quarter                           $1.000               $0.625
         Fourth Quarter                          $2.031               $0.750


HOLDERS OF RECORD

         As of March 14, 2002, there were approximately 6,300 holders of record of Common Stock.


DIVIDEND POLICY

         The Company has not paid any cash dividends on shares of the Common Stock and has no present intention to declare or pay cash dividends on such shares in the foreseeable future.

The Company intends to retain any earnings it may realize in the foreseeable future to finance its operations.


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


RESULTS OF OPERATIONS

         Sales for 2001 were approximately $20,108,000, an increase of approximately $2,850,000, or 16.5%, from approximately $17,258,000 for 2000, due to new business from the Company's woven division. The cost of sales in 2001 was approximately $16,252,000, an increase of approximately $1,903,000, or 13.3%, from approximately $14,349,000 in 2000. The gross profit for 2001 was approximately $3,856,000, an increase of approximately $946,000, or 32.5%, from a gross profit of approximately $2,910,000 for 2000. The gross profit percentage was 19.2% in 2001 as compared to 16.9% in 2000. The gross profit increase resulted from the Company concentrating its business in programs with higher overall profit margins.

         The Company's total selling, general and administrative expenses for 2001 were approximately $3,236,000, an increase of approximately $230,000, or 7.7%, from approximately $3,006,000 in 2000. Such increase was due to the increased costs associated with the woven business that was in operation for the entire 2001 year. Other income was approximately $20,000 in 2001, a decrease of approximately $119,000, or 85.6%, from approximately $139,000 in 2000. The decrease in other income resulted from the inclusion of $100,000 of income from the Andrex lease buy-out agreement in 2000. Interest expense increased 2.2%, or approximately $9,000, to approximately $427,000 from approximately $418,000. A loss on impairment of assets held for sale of $20,000 was recognized in 2001 compared with a loss on impairment of assets held for sale of $50,000 in 2000. As a result of the above, net income was approximately $192,000 in 2001 as compared to a loss of approximately $432,000 in 2000.


LIQUIDITY AND CAPITAL RESOURCES

         Under a factoring agreement, the factor purchases the trade accounts receivable and assumes substantially all credit risks with respect to such accounts. The agreement allows the Company to obtain advances from the factor that bear interest at 1/2% above the bank's prime rate (4.75% at December 31, 2001). The amounts due to the Company from the factor earn no interest. The Company has pledged its accounts receivable and property and equipment as collateral under the factor loan. In addition, an officer/stockholder has provided certain additional collateral against advances provided under the agreement.

         On December 15, 2000, the Company refinanced $1,500,000 of the factor loan into a term note with the CIT Group, the Company's factor. The Company and the officer/stockholder have provided substantially the same collateral that is provided under the factor loan as collateral for the term note. The term note is payable in 23 equal consecutive monthly installments of $8,696 beginning on February 1, 2001, with a final installment of $1,300,000 due on January 1, 2003. In addition, the term note contains covenants that include a limitation on the amount of capital expenditures and certain procedural covenants. The Company was in violation of the covenant regarding limitations on capital expenditures and requiring audited financial statements within 90 days of the December 31, 2000 year-end. In May 2001, the term note was amended to revise those covenants. The Company is now in compliance with the loan's covenants. In December 2001, the term note was amended to extend its due date to January 1, 2004 with a final installment of $1,195,652 due at that date and the factoring agreement was amended to provide for a reduction of its factoring fees and a termination date that coincides with the January 1, 2004 due date of the term note. All other terms of the term note and factoring agreement remain in force.

         If necessary, Mr. Levinson has agreed to personally support the Company's cash requirements to enable it to fulfill its obligations through January 2, 2004. The amount owed by the Company to Mr. Levinson as of December 31, 2001 under loans he has made to the Company is $720,000 and is a demand obligation which Mr. Levinson has promised not to demand until at least January 2, 2004. Also, the accrued interest on this obligation of $249,080 has been classified as a long-term obligation because Mr. Levinson has promised not to demand payment until at least January 2, 2004.

         On September 2, 1999, the Company purchased from Andrex Industries Corp. ("Andrex") inventory; machinery and equipment; furniture, fixtures and supplies; sales orders; and Andrex's trade name, "Andrex Knits." The purchase price consisted of: $660,000 in cash; a promissory note ("Promissory Note 1") totaling $282,450; and a second promissory note ("Promissory Note 2") totaling $1,214,750. The promissory notes originally bore interest at 6% per annum. The Company funded the $660,000 cash payment with a promissory note due to CIT Group bearing interest at 8.5% per annum, which was repaid on December 31, 2000. Promissory Note 1 was to be repaid with the proceeds from the sale of the machinery and equipment after the promissory note due to the CIT Group was paid. Promissory Note 2 was to be paid down with proceeds from the sale of the inventory purchased by the Company and by an additional $120,704 on April 1, 2000 in a final settlement of the purchase price of the Andrex inventory. An agreement between the Company and Andrex dated August 3, 2000 deemed Promissory
Note 1 as satisfied in full and Promissory Note 2 as canceled. In return, the Company agreed to pay Andrex $900,000, payable in 18 equal monthly installments beginning August 1, 2000, together with accrued interest at the rate of 6-1/2% per annum from April 1, 2000 payable on each principal payment date. At December 31, 2001, the balance due to Andrex under the amended asset purchase agreement was $50,000, which was subsequently paid in January 2002.

         The Company believes that cash generated from the Company's sale of fabrics, the advances under the CIT Group factoring agreement and loans from Mr. Levinson (if needed) will be sufficient to fund the Company's operations for 2002. The Company's unrestricted cash at December 31, 2001 was approximately $3,000, a decrease of approximately $4,000 from approximately $7,000 at December 31, 2000.


NEW ACCOUNTING PRONOUNCEMENTS

         In the third quarter of 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and No. 142,

"Goodwill and Other Intangible Assets". SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill and indefinite life intangibles by requiring periodic tests for impairment of the asset instead of amortizing those assets over time. Upon adoption on January 1, 2002, SFAS No. 142 requires discontinuance of amortization of goodwill and indefinite life intangibles which had been recorded in connection with previous business combinations. At this time, the Company does not expect these statements to have a material impact on its financial position, results of operations and cash flows.

         In the third quarter of 2001, the FASB also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses the conditions under which an impairment charge should be recorded related to long-lived assets to be held and used, except for goodwill, and those to be disposed of by sale or otherwise. The provisions of this Statement are effective on January 1, 2002. At this time, the Company is evaluating the potential impact of this Statement on its financial position, results of operations and cash flows.


ITEM 7.    FINANCIAL STATEMENTS

                           LEVCOR INTERNATIONAL, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                               Page

Reports of Independent Certified Public Accountants             13

Financial Statements

   Balance Sheet                                                15

   Statement of Operations                                      16

   Statement of Stockholders' Deficiency                        17

   Statement of Cash Flows                                      18

   Notes to Financial Statements                              19 - 33

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
   LEVCOR INTERNATIONAL, INC.


           We have audited the accompanying balance sheet of LEVCOR INTERNATIONAL, INC. as of December 31, 2001, and the related statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LEVCOR INTERNATIONAL, INC. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.








                                              Friedman Alpren & Green LLP


New York, New York
March 1, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders of
   Levcor International, Inc.

We have audited the accompanying statements of operations, stockholders' deficiency and cash flows of Levcor International, Inc. (the "Company") for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations, stockholders' deficiency and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations, stockholders' deficiency and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the results of operations. We believe that our audit of the statements of operations, stockholders' deficiency and cash flows provides a reasonable basis for our opinion.

In our opinion, the statements of operations, stockholders' deficiency and cash flows referred to above present fairly, in all material respects, the results of operations of Levcor International, Inc. for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




Grant Thorton LLP


New York, New York
April 16, 2001, except for Note F, as to which the date is May 3, 2001

                           LEVCOR INTERNATIONAL, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2001



                                     ASSETS

Current assets
  Cash                                                              $     2,685
  Accounts receivable, less allowances of $17,525                        43,297
  Inventories                                                         2,211,503
  Prepaid expenses and other current assets                              49,150
                                                                    -----------
           Total current assets                                       2,306,635

Property and equipment, less accumulated
  depreciation and amortization of $69,043                               87,426
Assets held for sale                                                    234,400
Security deposits                                                        34,650
                                                                    -----------
                                                                    $ 2,663,111
                                                                    ===========

         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
  Accounts payable and accrued expenses                               1,518,637
  Due to factor                                                         788,329
  Deferred income                                                        33,267
  Current maturities of long-term debt                                  154,348
                                                                    -----------
           Total current liabilities                                  2,494,581
                                                                    -----------
Long-term debt, less current maturities                               1,306,651
                                                                    -----------
Loans payable - officer/stockholder                                     969,080
                                                                    -----------

Commitment and contingencies                                              -

Stockholders' deficiency
   Common stock - par value $.56 per share; authorized
     15,000,000 shares, issued
     2,383,647 shares and
     outstanding 2,326,047 shares                                     1,334,842
   Capital in excess of par value                                     5,267,561
   Accumulated deficit                                               (8,632,417)
                                                                    -----------
                                                                     (2,030,014)
   Less - Treasury stock - at cost, 57,600 shares                       (77,187)
                                                                    -----------
                                                                    $(2,107,201)
                                                                    -----------
                                                                    $ 2,663,111
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

                           LEVCOR INTERNATIONAL, INC.

                             STATEMENT OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                            2001             2000
                                                         ----------        ---------
Net sales                                               $20,107,692      $ 17,258,354
Cost of goods sold                                       16,252,165        14,348,638
                                                        -----------      ------------
           Gross profit                                   3,855,527         2,909,716
Selling, general and administrative expenses              3,236,402         3,005,684
                                                        -----------      ------------
           Income (loss) from continuing operations
             before other income (expense)                  619,125           (95,968)
                                                        -----------      ------------
Other income (expense)
   Interest expense                                        (426,555)         (418,018)
   Loss on impairment of assets held for sale               (20,000)          (50,000)
   Other income - net                                        19,580           139,027
                                                        -----------      ------------
                                                           (426,975)         (328,991)
                                                        -----------      ------------
           Income (loss) from continuing operations         192,150          (424,959)
Loss from discontinued operations                               -              (7,487)
                                                        -----------      ------------
           Net income (loss)                            $   192,150      $   (432,446)
                                                        ===========     =============
Earnings per share:
   Basic
     Income (loss) from continuing operations           $      0.08      $      (0.19)
     Loss from discontinued operations                       -                    -
                                                        -----------      ------------
     Basic net income (loss) per common share           $      0.08      $      (0.19)
                                                        ===========     =============
   Diluted
     Income (loss) from continuing operations           $      0.08      $      (0.19)
     Loss from discontinued operations                       -                    -
                                                        -----------      ------------
     Diluted net income (loss) per common share         $      0.08      $      (0.19)
                                                        ===========     =============
Weighted average number of shares
   outstanding - basic                                    2,321,337         2,316,727
Potential common stock                                       73,857             -
                                                        -----------     -------------
Weighted average number of shares
   outstanding - diluted                                  2,395,194         2,316,727
                                                        ===========     =============

*The amount of loss per share is less than $0.01.

The accompanying notes are an integral part of these financial statements.

                           LEVCOR INTERNATIONAL, INC.

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

                     YEARS ENDED DECEMBER 31, 2001 AND 2000




                                                           Common Stock
                                                  -------------------------------      Capital
                                                                                      in Excess          Accumulated
                                                     Shares            Amount        of Par Value           Deficit
                                                  -----------       -------------    ------------       --------------
Balance, January 1, 2000                            2,354,299       $   1,318,407    $   5,246,177       $(8,392,121)
Shares issued for services rendered                    17,000               9,520            8,480               -
Stock options exercised                                 5,000               2,800              325               -
Net loss                                                 -                   -               -              (432,446)
                                                  -----------       -------------    -------------       -----------
Balance, December 31, 2000                          2,376,299           1,330,727        5,254,982        (8,824,567)
Shares issued for services rendered                     7,348               4,115           12,579               -
Net income                                               -                   -               -               192,150
                                                  -----------       -------------    -------------       -----------
Balance, December 31, 2001                          2,383,647       $   1,334,842    $   5,267,561       $(8,632,417)
                                                  ===========       =============    =============       ===========


                                                            Treasury Stock
                                                     -----------------------------         Total
                                                                                       Stockholders'
                                                      Shares            Amount          Deficiency
                                                     ----------      -------------    -------------
Balance, January 1, 2000                                54,000        $  (74,062)     $ (1,901,599)
Shares issued for services rendered                       -                   -             18,000
Stock options exercised                                  3,600            (3,125)             -
Net loss                                                  -                   -           (432,446)
                                                      --------        ----------      ------------
Balance, December 31, 2000                              57,600           (77,187)       (2,316,045)
Shares issued for services rendered                       -                   -             16,694
Net income                                                -                   -            192,150
                                                      --------        ----------      ------------
Balance, December 31, 2001                              57,600        $  (77,187)     $ (2,107,201)
                                                      ========        ==========      ============

The accompanying notes are an integral part of these financial statements.

                           LEVCOR INTERNATIONAL, INC.

                             STATEMENT OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                       2001              2000
                                                                                   -----------      ---------
Cash flows from operating activities of continuing operations
   Net income (loss) from continuing operations                                  $      192,150      $ (424,959)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities
       Depreciation and amortization                                                     30,860          21,494
       Provision for doubtful accounts                                                   10,825               -
       Services paid in common stock                                                     16,694          18,000
       Disposal of assets from discontinued operations
         charged to continuing operations as compensation                                 -              33,138
       Loss on sale of assets held for sale                                               -              37,600
       Loss on impairment of assets held for sale                                        20,000          50,000
       Loss on disposal of property and equipment                                         -                 522
       Changes in operating assets and liabilities
         Accounts receivable                                                             88,248         (87,131)
         Inventories                                                                  1,476,081      (1,364,596)
         Prepaid expenses and other current assets                                       53,502         (69,664)
         Security deposits                                                                -              (5,400)
         Accrued interest on loan payable - officer/stockholder                          43,200          43,318
         Accounts payable and accrued expenses                                       (2,311,788)      2,892,635
         Due to factor                                                                1,019,406        (231,077)
         Deferred income                                                                 33,267               -
                                                                                 --------------      ----------

           Net cash provided by operating activities
             of continuing operations                                                   672,445         913,880
                                                                                 --------------      ----------
Cash used in operating activities of discontinued operations                              -             (33,523)
                                                                                 --------------      ----------
Cash flows from investing activities
   Proceeds from sale of assets held for sale                                            20,650          49,550
   Purchases of property and equipment                                                   (8,815)        (98,046)
                                                                                 --------------      ----------
           Net cash provided by (used in) investing activities                           11,835         (48,496)
                                                                                 --------------      ----------
Cash flows from financing activities
   Payment of long-term debt                                                           (689,001)       (827,500)
                                                                                 --------------      ----------
           Net increase (decrease) in cash                                               (4,721)          4,361
Cash, beginning of year                                                                   7,406           3,045
                                                                                 --------------      ----------
Cash, end of year                                                                $        2,685      $    7,406
                                                                                 ==============      ==========
Supplemental disclosure of cash flow information
  Cash paid during the year for interest                                         $      383,355      $  395,686
                                                                                 ==============      ==========

The accompanying notes are an integral part of these financial statements.

                           LEVCOR INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations and Liquidity

          Levcor International, Inc. (the "Company") was engaged in two industry segments through June 2000: the ownership of fractional interests in oil and gas wells and leases with respect thereto (see Note 15 for discontinued operations); and the operation of a fabric-converting business that produces fabrics used in the production of apparel. The Company sells its products to customers in the United States and Canada.

          The Company sustained substantial losses in prior years that have adversely affected the Company's liquidity. At December 31, 2001, current liabilities exceeded current assets by approximately $188,000 and the Company had a stockholders' deficiency of approximately $2,107,000. An officer/stockholder of the Company has agreed to continue to personally support the Company's cash requirements to enable the Company to meet its current obligations through January 2, 2004 and to fund future operations.

          The Company has successfully implemented several actions to reduce losses and improve cash flow. These actions, which include beginning a new product line in October 2000 and the reduction of certain operating costs, have produced a profit from continuing operations during the year ended December 31, 2001. Although there can be no assurance that these measures will continue to be successful, the Company believes that future operations and support from an officer/stockholder will provide sufficient liquidity to fund current operations.

     Inventories

          Inventories are stated at the lower of cost (principally average cost) or market. Inventories consist of yarn and greige goods (collectively considered raw materials), work in process and finished goods.

          The Company estimates the markdowns required for inventories based upon future marketability as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of the markdowns.


                                   (Continued)

                           LEVCOR INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     Impairment and Disposal of Long-Lived Assets

          On an ongoing basis, the Company reviews the valuation of long-term assets. As part of the review, the Company estimates the undiscounted future cash flow expected to be generated by the related assets to determine whether an impairment has occurred.

          The Company initiated a process to sell certain operating machinery and equipment. In 2001, the Company sold part of the equipment for book value. The Company expects to complete the sale of the remaining machinery and equipment in 2002.

     Earnings (Loss) Per Share

          The computation of basic net income (loss) per share of common stock is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated similarly to basic net income (loss) per share except that the weighted average of shares outstanding is increased to reflect additional shares from the assumed exercise of stock options (see Note 10), if dilutive. For the year ended December 31, 2000, stock options have been excluded from the calculation of diluted income (loss) per share, as their effect would have been antidilutive.

     Income Taxes

          The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are recognized for the estimated future tax effects of the temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Deferred income taxes are recognized for the estimated future tax effects of the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.


                                   (Continued)

                           LEVCOR INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Financial Instruments

          The Company's financial instruments include long-term debt and loans payable - officer/stockholder. The fair value of the CIT promissory note, the largest portion of the long-term debt, approximates its carrying value because that note had a market-based interest rate. It was not practicable to estimate the fair value of the loans payable - officer/stockholder because no market exists for that type of instrument.

     New Accounting Pronouncements

          In the third quarter of 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill and indefinite life intangibles by requiring periodic tests for impairment of the asset instead of amortizing those assets over time. Upon adoption on January 1, 2002, SFAS No. 142 requires discontinuance of amortization of goodwill and indefinite life intangibles which had been recorded in connection with previous business combinations. At this time, the Company does not expect these statements to have a material impact on its financial position, results of operations and cash flows.

          In the third quarter of 2001, the FASB also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses the conditions under which an impairment charge should be recorded related to long-lived assets to be held and used, except for goodwill, and those to be disposed of by sale or otherwise. The provisions of this Statement are effective on January 1, 2002. At this time, the Company is evaluating the potential impact of this Statement on its financial position, results of operations and cash flows.


                                   (Continued)

                           LEVCOR INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Revenue Recognition

          Revenue is recognized when goods are shipped to customers. On occasion, the Company recognizes revenue on bill and hold sales for its most significant customer (see Note 13). The Company recognizes revenue on these transactions only when all of the following occurs: the risks of ownership have passed to the buyer, the customer has made a fixed commitment to purchase the goods, the customer has requested that the transaction be on a bill and hold basis even though the goods are ready for shipment, there is a fixed date of delivery, the Company has performed all performance obligations to consummate the sale and the goods are segregated from the remainder of the Company's goods in the warehouse. At December 31, 2001, the Company did not recognize any revenues from bill and hold transactions.

     Stock-Based Compensation Plans

          The Company maintains a stock option plan, as more fully described in
     Note 10 to the financial statements, accounted for using the "intrinsic value" method pursuant to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The fair value of options granted and the pro forma effects on the Company's net income
     (loss) and net income (loss) per share are disclosed pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

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


                                   (Continued)

                           LEVCOR INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


2 - AMENDMENT TO ASSET PURCHASE AGREEMENT

          On September 2, 1999, the Company purchased from Andrex Industries Corp. ("Andrex") inventory; machinery and equipment; furniture, fixtures and supplies; sales orders; and Andrex's trade name, "Andrex Knits." The purchase price consisted of: $660,000 in cash; a promissory note ("Promissory Note 1") totaling $282,450; and a second promissory note ("Promissory Note 2") totaling $1,214,750. The promissory notes originally bore interest at 6% per annum.

          The Company funded the $660,000 cash payment with a promissory note due to CIT Group bearing interest at 8.5% per annum, which was repaid on December 31, 2000. Promissory Note 1 was to be repaid with the proceeds from the sale of the machinery and equipment after the promissory note due to the CIT Group was paid. Promissory Note 2 was to be paid down with proceeds from the sale of the inventory purchased by the Company and by an additional $120,704 on April 1, 2000 in a final settlement of the purchase price of the Andrex inventory.

          An agreement between the Company and Andrex dated July 15, 2000 deemed Promissory Note 1 as satisfied in full and Promissory Note 2 as canceled. In return, the Company agreed to pay Andrex $900,000, payable in 18 equal monthly installments beginning August 1, 2000, together with accrued interest at the rate of 6-1/2% per annum from April 1, 2000 payable on each principal payment date.

          At December 31, 2001, the balance due to Andrex under the amended asset purchase agreement was $50,000, which was subsequently paid in January 2002.


3 - ACCOUNTS RECEIVABLE FACTORED

          Under a factoring agreement, the factor purchases the trade accounts receivable and assumes substantially all credit risks with respect to such accounts. The agreement allows the Company to obtain advances from the factor that bear interest at 1/2% above the bank's prime rate (4.75% at December 31, 2001). The amounts due to the Company from the factor earn no interest. The Company has pledged its accounts receivable and property and equipment as collateral under the factor loan. In addition, an officer/stockholder has provided certain side collateral against advances provided under the agreement.

          On December 15, 2000, the Company refinanced $1,500,000 of the factor loan into a term note with the CIT Group (see Note 6), the Company's factor. The Company and the officer/stockholder have provided substantially the same collateral that is provided under the factor loan as collateral for the term note.


                                   (Continued)

                           LEVCOR INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


4 - INVENTORIES

          Inventories consist of the following:

                 Raw materials                         $      975,602
                 Work in process                              535,852
                 Finished goods                               700,049
                                                       --------------
                                                       $    2,211,503
                                                       ==============


5 - PROPERTY AND EQUIPMENT

          Property and equipment consist of the following:

               Computer equipment                      $      102,108
               Furniture and fixtures                          26,244
               Leasehold improvements                          18,132
               Machinery and equipment                          9,985
                                                       --------------
               Less - Accumulated depreciation
                  and amortization                             69,043
                                                       --------------
                                                       $       87,426
                                                       ==============


6 - LONG-TERM DEBT

          Long-term debt at December 31, 2001 is as follows:

               Amended  note payable to Andrex (see Note 2),  bearing  interest
                  at a rate of 6.5% per annum                                        $      50,000
               Term  promissory note payable to CIT Group (see Note 3), bearing interest at Chase's  prime rate (4.75% at December  31, 2001)
                  plus 1/2%                                                              1,410,999
                                                                                     -------------
                                                                                         1,460,999
               Less - Current maturities                                                   154,348
                                                                                     -------------
                                                                                     $   1,306,651
                                                                                     =============


                                   (Continued)

                           LEVCOR INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


6 - LONG-TERM DEBT (Continued)

          On December 15, 2000, the Company refinanced $1,500,000 of the factor loan into a term note with the CIT Group, the Company's factor. The Company and the officer/stockholder have provided substantially the same collateral that is provided under the factor loan as collateral for the term note. The term note is payable in 23 equal consecutive monthly installments of $8,696 beginning on February 1, 2001, with a final installment of $1,300,000 due on January 1, 2003. In addition, the term note contains covenants that include a limitation on the amount of capital expenditures and certain procedural covenants. The Company was in violation of the covenant regarding limitations on capital expenditures and requiring audited financial statements within 90 days of the December 31, 2000 year-end. In May 2001, the term note was amended to revise those covenants. The Company is now in compliance with the loan's covenants. In December 2001, the term note was amended to extend its due date to January 1, 2004 with a final installment of $1,195,652 due at that date and the factoring agreement was amended to provide for a reduction of its factoring fees and a termination date that coincides with the January 1, 2004 due date of the term note. All other terms of the term note and factoring agreement remain in force.

7 - RELATED PARTY TRANSACTIONS

          Robert Levinson has provided $720,000 of loans to the Company. The loans bear interest at 6% per annum. Mr. Levinson has agreed to defer the payment of interest during 2001 and 2000. In addition, Mr. Levinson has agreed not to require payment of these loans and $249,080 of the related accrued interest at December 31, 2001, prior to January 2, 2004.


8 - INCOME TAXES

          The following summarizes the Company's deferred tax assets at December 31, 2001:

         Net operating loss carryforwards                       $    2,251,000
         Provision for losses on accounts receivable                     7,000
         Loss on impairment of assets held for sale                      8,000
         Deferred rent                                                  13,000
                                                                --------------
                                                                     2,279,000

         Less - Valuation allowance                                  2,279,000
                                                                --------------

                                                                $       -0-
                                                                ==============

                                   (Continued)

                           LEVCOR INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


8 - INCOME TAXES (Continued)

          At December 31, 2001, the Company had a net tax operating loss carryforward of approximately $5,627,000 available to reduce taxable income in future years, expiration of which occurs between 2002 and 2020. No assurance can be given as to the Company's ability to realize the net operating loss carryforward. Additionally, the net operating loss carryforward is subject to Internal Revenue Code Section 382, which limits the use of the net operating loss, if there is a change in ownership.


9 - LITIGATION

          The 0.67% carried interest in the Kotaneelee gas field sold by the Company in August 1991, as well as Magellan Petroleum Corporation's 2.67% carried interest in such field, is held in trust by Canada Southern Petroleum Ltd. ("Canada Southern"), which has a 30% carried interest in such field. In late 1987, Canada Southern commenced an action against Allied-Signal, Inc. in Florida alleging its failure to fulfill certain contractual obligations to develop the field (the "Florida Action"). In September 1988, Allied-Signal, Inc. commenced an action (the "Allied-Signal Action") in Calgary, Canada against Dome Petroleum Limited, Amoco Production Company and Amoco Canada Petroleum Company, Ltd. ("Amoco Canada" and, collectively, the "Amoco-Dome Group") seeking a declaration that the defendants were responsible for the development of the field, and also seeking reimbursement of its legal costs incurred in the Florida Action. The Florida Action has since been dismissed.

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


                                   (Continued)

                           LEVCOR INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


9 - LITIGATION (Continued)

          On October 27, 1989, in the Court of Queen's Bench of Alberta, Judicial District of Calgary, Canada (the "Canada Court"), Canada Southern filed a statement of claim against the Amoco-Dome Group, Columbia Gas Development of Canada Ltd. ("Columbia"), Mobil Oil Canada Ltd. ("Mobil") and Esso Resources of Canada Ltd. ("Esso") seeking a declaratory judgment (the "Declaratory Action") regarding two issues relating to the Kotaneelee gas field. The Declaratory Actions seeks a judgment on: (1) whether interest accrued on the carried interest account (Canada Southern maintains it does not), and (2) whether expenditures for gathering lines and dehydration equipment are expenditures chargeable to the carried interest account (Canada Southern maintains they are). Mobil, Esso and Columbia have filed answers essentially agreeing to the granting of the relief requested by Canada Southern. The Amoco-Dome Group has now admitted to the claim that interest does not accrue on the carried interest account.

          In 1991, Anderson Exploration Ltd. acquired all of the shares in Columbia, and changed its name to Anderson Oil & Gas Inc. ("Anderson"). Anderson is now the sole operator of the Kotaneelee gas field, and is a direct defendant in the Declaratory Action. Columbia's previous parent, The Columbia Gas System, Inc., was reorganized in a bankruptcy proceeding in the United States, and is contractually liable to Anderson in the Declaratory Action.

          On March 7, 1990, Canada Southern filed a statement of claim in the Canada Court against the Amoco-Dome Group, Columbia, Mobil and Esso seeking forfeiture of the Kotaneelee gas field, damages and other relief for breach of fiduciary duty (the "Forfeiture Action"). The Company was added as a party plaintiff to this action in November 1993. If such claim is upheld, the Company could recover a 2 percent interest in the Kotaneelee gas field and damages. The defendants have contested the claim and Canada Southern is pursuing discovery and trial. Columbia filed a counterclaim seeking, if Canada Southern is successful in its claims, repayment from Canada Southern, the Company and Magellan Petroleum Corporation of all sums expended by Columbia on the Kotaneelee gas fields before Canada Southern, the Company and Magellan Petroleum Corporation are entitled to their interests. The trial commenced in September 1996, and is ongoing. Based on recently discovered evidence, Canada Southern petitioned the Canada Court for leave to amend its complaint to add a claim that the defendants in the action failed to develop the field in a timely manner.


                                   (Continued)

                           LEVCOR INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


9 - LITIGATION (Continued)

          The field operator has entered into a contract for the sale of the Kotaneelee gas field. The Company believes that it is too early to determine the impact, if any, that this contract may have on the status of these cases.

          On August 6, 1991, the Company sold to an independent third party (the "Buyer") its carried interest in a lease in property, including the Kotaneelee gas field. The agreement for the transfer of the Company's interest provides that the Company shall continue to prosecute the Declaratory Action and the Forfeiture Action. The Company and the Buyer have agreed to share equally all costs and expenses of the Declaratory Action and the Forfeiture Action and to share equally any payments or other benefit resulting from the resolution of such actions. The agreement further provides that the Company shall indemnify the Buyer against all actions, proceedings, claims, demands, damages and expenses brought against or suffered by the Buyer which arise out of, or are attributable to, the Allied-Signal Action.

          The Company has been advised that under Canadian law certain costs (known as "Taxable Costs") of a litigation may be assessed against a nonprevailing party. Taxable costs consist primarily of attorneys and expert witness fees incurred during a trial. Effective September 1, 1998, the Alberta Rules of Court were amended to provide for a material increase in the costs which may be awarded to the prevailing party in matters before the Court. In addition, a judge in complex and lengthy trials has the discretion to increase an award of Taxable Costs.


10 - STOCK OPTION PLAN

          On December 8, 1992, the Board of Directors of the Company adopted a Stock Option Plan (the "Plan"). The Plan, as amended, authorizes the Company to grant options to purchase an aggregate of 500,000 shares of Common Stock to induce employees and directors to remain in the employ or service of the Company and its subsidiaries and to attract new employees. Options granted under the Plan are intended to qualify as incentive stock options ("ISOs") within the meaning of Section 422A(b) of the Internal Revenue Code of 1986 (the "Code"), as amended, or as nonincentive stock options ("NISOs"). The Plan is administered by the Board of Directors. During January 2001, the Company granted the remaining 61,700 options available under the Plan. The Plan terminates in December 2002.


                                   (Continued)

                           LEVCOR INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


10 - STOCK OPTION PLAN (Continued)

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

          As described in Note 1, the Company has adopted the disclosure-only provisions of SFAS No. 123 and, accordingly, no compensation cost has been recognized for grants made under its stock option plan. Had compensation cost been determined based on the fair value at the grant date for stock option awards in 2001 and 2000 in accordance with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per common share would have been reduced to the pro forma amounts indicated below:

                                                2001                  2000
                                            -------------        -------------

     Net income (loss)
       As reported                          $     192,150        $    (432,446)
       Pro forma                                   99,150             (444,446)
     Basic earnings (loss) per share
       As reported                          $        .08         $        (.19)
       Pro forma                                     .04                  (.19)
     Diluted earnings (loss) per share
       As reported                          $        .08         $        (.19)
       Pro forma                                     .04                  (.19)


                                   (Continued)

                           LEVCOR INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


10 - STOCK OPTION PLAN (Continued)

          The weighted-average fair value at date of grant for options granted during 2001 and 2000 was $1.05 and $.82 per option, respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in:

                                                     2001                2000
                                                ---------------       ---------

       Risk-free interest rates                  4.69% - 6.58%           5.45%
       Expected life
          Employees                                 9 years             10 years
          Officers/directors                        9 years             10 years
       Expected volatility                            99%                 250%
       Expected dividends                            $-0-                 $-0-

          The following table summarizes option activity for the years ended December 31, 2001 and 2000:

                                                        Incentive Options
                                                --------------------------------
                                                                      Weighted -
                                                   Number              Average
                                                     of               Exercise
                                                   Options             Price
                                                 ----------          -----------
        Balance, January 1, 2000                     77,300           $   .581
           Granted                                  152,700               .818
           Exercised                                 (5,000)              .625
                                                 ----------
        Balance, December 31, 2000                  225,000               .741
           Granted                                   61,700               1.05
                                                 ----------           --------
         Balance, December 31, 2001                 286,700           $   .819
                                                 ==========           ========

          During October 2000, an option holder utilized shares previously owned in excess of six months to pay for the exercise price of the options. The amount was recorded as a treasury stock transaction at the cost to the Company of acquiring 3,600 shares at the date of exercise, or $3,125.


                                   (Continued)

                           LEVCOR INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


10 - STOCK OPTION PLAN (Continued)

          The following table summarizes information about stock options as of December 31, 2001:

                               Options Outstanding                     Options Exercisable
                  ---------------------------------------------     --------------------------
                                      Weighted -
                                       Average      Weighted -                      Weighted -
   Range of                           Remaining       Average                        Average
   Exercise          Number          Contractual     Exercise         Number         Exercise
    Prices        Outstanding           Life           Price        Exercisable       Price
-----------       -----------     -------------     ----------      -----------    ---------
$.25 to $.50           20,800          3.2           $  .36            20,800        $  .36
$.63 to $.81          200,000          8.2           $  .77           100,000        $  .72
$1.10 to $2.00         65,900          9.8           $ 1.13             1,900        $ 1.58
                     --------                                         -------
                      286,700                                         122,700
                      =======                                         =======


11 - EMPLOYEE BENEFIT PLAN

          The Company's eligible employees may participate in a Company-sponsored 401(k) benefit plan (the "Plan"). The Plan covers substantially all employees and permits employees to defer up to 15% of their salary up to statutory maximums. The Plan also provides for the Company to make contributions solely at the Company's discretion. There were no Company contributions to the Plan for the years ended December 31, 2001 and 2000.


12 - LEASE COMMITMENT

          In February 2000, the Company entered into an operating lease for office space that expires on January 21, 2007. Approximate annual future minimum rents are as follows:

         Year Ending
        December 31,
        ------------
            2002                     $    169,000
            2003                          169,000
            2004                          169,000
            2005                          175,000
            2006                          175,000
            2007                           15,000
                                     ------------
                                     $    872,000
                                     ============


                                   (Continued)

                           LEVCOR INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


12 - LEASE COMMITMENT (Continued)

          In addition to minimum lease commitments, the operating lease requires payments of real estate taxes, utilities and other occupancy costs. Rent expense charged to operations under this lease was $174,000 and $153,100 for the years ended December 31, 2001 and 2000, respectively.


13 - MAJOR CUSTOMERS

          During the years ended December 31, 2001 and 2000, one customer accounted for 47% of sales. In addition, during the years ended December 31, 2001 and 2000, another customer located in Canada accounted for 11% and 16% of sales, respectively.


14 - MAJOR SUPPLIER

          During the years ended December 31, 2001 and 2000, one supplier accounted for 64% and 73% of greige goods purchases. In addition, during the fourth quarter of 2000, the Company recorded an adjustment of approximately $146,000 to reduce the amount payable to the vendor due to quality problems with a style of greige goods purchased during 2000.


15 - DISCONTINUED OPERATIONS

          Since 1995, the Company's primary operating segment has been its textile converting business. Due to the potentially significant insurance cost increases relating to the oil and gas segment, coupled with the retirement of the Treasurer of the Company, management decided to transfer its interest in the remaining oil well to the Treasurer as a noncash retirement arrangement. The transfer resulted in a charge to operations during 2000 of $33,138. Accordingly, the operating results have been segregated from continuing operations and are reported as discontinued operations in the accompanying statements of operations and cash flows.



                                   (Continued)

                           LEVCOR INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


15 - DISCONTINUED OPERATIONS (Continued)

          Summary financial information of the discontinued operations as of and for the year ended December 31, 2000 is as follows:

             Sales                                    $   15,664
             Cost of sales                                19,716
             Gross profit (loss on sales)                 (4,052)
             Net loss                                     (7,487)


16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

          Selected quarterly financial data for the year ended December 31, 2001 is as follows:

                                    First          Second           Third         Fourth
                                   Quarter         Quarter         Quarter        Quarter          Total
                               -------------   -------------   ------------   -------------   ----------
Total revenue                  $   7,763,092   $   5,102,196   $  4,014,204   $   3,228,200   $  20,107,692
Net income (loss)                    306,432          51,027         14,777        (180,086)        192,150
Earnings (loss) per share
   Basic                                .13             .02             .01           (.08)            .08
   Diluted                              .13             .02             .01           (.08)            .08

ITEM 8. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On November 28, 2001, the Company filed a Form 8-K with the Securities and Exchange Commission disclosing that the Company was dismissing Grant Thornton LLP as its principal independent accountant and has engaged Friedman Alpren & Green LLP as its new principal independent accountant. The audit reports of Grant Thornton LLP on Levcor's financial statements for the years ended December 31, 2000 and 1999 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.


PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth information concerning each of the directors and executive officers of the Company:

Names                               Age              Position
-----                               ---              --------
Robert A. Levinson                  76               Chairman of the Board,
                                                     President and Secretary
John McConnaughy                    72               Director
Edward H. Cohen                     63               Director


         Robert A. Levinson has been Chairman of the Board, President and Secretary of the Company since June 1989. From 1979 until May 1, 1995, Mr. Levinson was Chairman of the Board of Directors of Andrex Industries Corp., a company engaged in textile manufacturing and processing. Mr. Levinson is a member of the Advisory Board of The National Dance Institute and The Harlem School of the Arts, is Vice Chairman of the Board of Directors of The National Committee of U.S.-China Relations Inc., and is President and Chairman of the Board of Directors of Carlyle Industries, Inc.

         John McConnaughy has been a director of the Company since June 1989. Mr. McConnaughy is Chairman and Chief Executive Officer of JEMC Corporation, a company engaged in exploring investment opportunities. From 1981 until his retirement in 1992, Mr. McConnaughy was Chairman of the Board and Chief Executive Officer of GEO International Corporation, a company engaged in screen-printing and oil services. Mr. McConnaughy also served as President of GEO International Corporation from 1985 until his retirement in 1992. Mr. McConnaughy is Chairman of the Board of the Excellence Group, LLC, which filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code on January 13, 1999. The Excellence Group's subsidiaries produced labels for a variety of customers. Mr. McConnaughy serves as a director of Riddell Sports, Inc., Adrien Arpel, Inc., Mego Corporation, Transact International, Inc., Wave Systems Corp. and DeVlieg-Bullard, Inc.

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

         There are no arrangements or understandings pursuant to which any person has been elected as a director or executive officer of the Company. Directors are elected annually by the stockholders and hold office until the next annual meeting of stockholders or until their respective successors are elected and qualified. The Company has not held a stockholder meeting since 1995. Executive officers are elected by the Board of Directors and hold office until their respective successors are elected and qualified. There is no family relationship among any directors or executive officers of the Company.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own greater than 10% of a registered class of the Company's equity securities to file certain reports ("Section 16 Reports") with the Securities and Exchange Commission with respect to ownership and changes in ownership of the Common Stock and other equity securities of the Company. Based solely on the Company's review of the Section 16 Reports furnished to the Company, all Section 16(a) requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2001.


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

                           SUMMARY COMPENSATION TABLE

                                                         Annual                                  Long-Term
                                                      Compensation                          Compensation Awards

                                                                        Other          Securities
Name and                                                                Annual         Underlying       All Other
Principal                               Salary          Bonus        Compensation        Options       Compensation
Position                    Year          ($)            ($)             ($)               (#)             ($)

Robert A. Levinson,         2001        $37,500         - 0 -           - 0 -             - 0 -           - 0 -
   Chairman and             2000        $37,500         - 0 -           - 0 -             - 0 -           - 0 -
   President                1999        $25,000         - 0 -           - 0 -             - 0 -           - 0 -


                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                   YEAR AND FISCAL YEAR-END OPTION VALUE TABLE

                                                                    Number of
                                                                    Securities            Value of
                                                                    Underlying           Unexercised
                                                                   Unexercised          In-the-Money
                                 Shares                              Options               Options
                                Acquired                            at Fiscal             at Fiscal
                                   On              Value           Year-End (#)         Year-End ($)
                                Exercise          Realized        Exercisable /         Exercisable /
Name                               (#)              ($)          Un-exercisable        Un-exercisable
----
Robert A. Levinson                 -0-              -0-          50,000 / 100,000   $100,000 / $200,000


COMPENSATION OF DIRECTORS

         Directors do not receive any annual fee for their services, but do receive an annual grant (in January) of options to purchase the number of shares of Common Stock derived by dividing $1,500 by the fair market value of a share of Common Stock on the date of grant. In 2001, 2,400 shares of Common Stock were granted to non-employee directors.


EMPLOYMENT AGREEMENTS

         There are currently no employment agreements between the Company and any of its named executive officers.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of March 14, 2002 with respect to the number of shares of Common Stock beneficially owned by: (i) each person known to the Company to be the beneficial owner of more than five percent of the Common Stock; (ii) each of the directors of the Company; and (iii) all of the directors and executive officers of the Company as a group. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder. A person is deemed to beneficially own a security if he has or shares the power to vote or dispose of the security or has the right to acquire it within 60 days.

                                            AMOUNT AND NATURE
                                              OF BENEFICIAL           PERCENT OF
NAME AND ADDRESS                                OWNERSHIP               CLASS
----------------
Robert A. Levinson                              749,175 (1)             30.8%
     462 Seventh Avenue
     New York, NY 10018

John McConnaughy                                 32,825 (2)              1.3%
     1011 High Ridge Road
     Stamford, CT 06905

Edward H. Cohen, Esq.                           111,691  (3)(4)          4.6%
     c/o Rosenman & Colin LLP
     575 Madison Avenue
     New York, NY 10022

All directors and executive                     893,691 (5)             36.7%
     officers as a group (3 persons)

------------

(1) Includes 50,000 shares of Common Stock subject to currently exercisable options.

(2) Includes 22,850 shares of Common Stock subject to currently exercisable options.

(3) Includes 2,050 shares of Common Stock subject to currently exercisable options which are held by Mr. Cohen for the benfit of his law firm, Rosenman & Colin LLP.

(4) Includes 101,741 shares owned by Rosenman & Colin LLP, of which Mr. Cohen is a partner.

(5) Includes 74,900 shares of Common Stock subject to currently exercisable options.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Mr. Levinson has provided $720,000 of loans to the Company. The loans bear interest at 6% per annum. Mr. Levinson has agreed to defer the payment of interest during 2001 and 2000. In addition, Mr. Levinson has agreed not to require payment of these loans and $249,080 of the related accrued interest at December 31, 2001, prior to January 2, 2004.

                                     PART IV


ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)  (1)      Financial Statements:

         The information required by this item is included in Item 7 of Part II of this Form 10-KSB.

     (2)      Exhibits:

         The following exhibits are included in this report:

    Exhibit                              Description
      2.1 Asset Purchase Agreement, dated as of September 2, 1999, between the Company and Andrex Industries Corp., incorporated herein by reference to the Company's Current Report on Form 8-K filed on September 17, 1999.

      2.2 Amendment to Asset Purchase Agreement, dated August 3, 2000, effective as of April 1, between the Company and Andrex Industries Corp.

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

      3.5 By-Laws as amended, incorporated herein by reference to the Company's Form N-2 Amendment No. 4 filed on May 2, 1989.

      4.0 Specimen form of the Company's Common Stock certificate, incorporated herein by reference to the Company's Form 10-KSB filed on March 24, 1997.

     10.1 1992 Stock Option Plan, incorporated herein by reference to the Company's Form 10-K filed on March 30, 1993. +
--------------------------------------------------------------------------------

     10.2 Factoring Agreement, dated September 17, 1998, between the Company and the CIT Group/Commercial Services, Inc., incorporated herein by reference to the Company's Form 10-QSB filed on November 16, 1998.

     10.3 Term Promissory Note, dated December 15, 2000 issued by the Company in favor of the CIT Group/Commercial Services, Inc.

     10.4 Amendment dated December 31, 2001 to the Factoring Agreement dated September 17, 1998 between the Company and the CIT Group/Commercial Services, Inc. and the Term Promissory Note, dated December 15, 2000 issued by the Company in favor of the CIT Group/Commercial Services, Inc.

----------------

+ Compensatory plan or arrangement required to be filed as an exhibit hereto.

(b)      Reports on Form 8-K:

         On November 28, 2001, the Company filed a Form 8-K with the Securities and Exchange Commission informing the Commission that the Company was dismissing Grant Thornton LLP as its principal independent accountant and has engaged Friedman Alpren & Green LLP as its new principal independent accountant.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LEVCOR INTERNATIONAL, INC.



By /s/ Robert A. Levinson                                       April 1, 2002
   ----------------------
   Robert A. Levinson,
   Chairman of the Board,
   President and Secretary


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Robert A. Levinson        Chairman of the Board;            April 1, 2002
----------------------        President; Secretary; Director
Robert A. Levinson


/s/ John McConnaughy          Director                          April 1, 2002
----------------------
John McConnaughy


/s/ Edward H. Cohen           Director                          April 1, 2002
----------------------
Edward H. Cohen

                                  EXHIBIT INDEX

      Exhibits                 Description
      No.
      ---
      2.2 Amendment to Asset Purchase Agreement, dated August 3, 2000, effective as of April 1, between the Company and Andrex Industries Corp.

      10.3 Term Promissory Note, dated December 15, 2000 issued by the Company in favor of the CIT Group/Commercial Services, Inc.

      10.4 Amendment dated December 31, 2001 to the Factoring Agreement dated September 17, 1998 between the Company and the CIT Group/Commercial Services, Inc. and the Term Promissory Note, dated December 15, 2000 issued by the Company in favor of the CIT Group/Commercial Services, Inc.