Form 10QSB
period 2002-03-31
LEVCOR INTERNATIONAL INC
filed 2002-05-15
CIK 76094

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended     March 31, 2002
                                   --------------

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

                     462 Seventh Avenue, New York, NY 10018
                    (Address of Principal Executive Offices)

                                 (212) 354-8500
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X            No

As of May 7, 2002, 2,338,194 shares of the issuer's common stock, par value $.56 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes        No   X

                                Table of Contents

                                                                                                          Page

Part I. FINANCIAL INFORMATION................................................................................1

        Item 1.   Financial Statements.......................................................................1

                  Balance Sheet at March 31, 2002 (unaudited)................................................1

                  Statements of Operations and Accumulated Deficit
                  for the Three Months Ended
                  March 31, 2002 and March 31, 2001 (unaudited)..............................................2

                  Statements of Cash Flows for the Three Months Ended
                  March 31, 2002 and March 31, 2001 (unaudited)..............................................3

                  Notes to Financial Statements (unaudited)..................................................4

        Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operation.......7

Part II. OTHER INFORMATION...................................................................................9

        Item 6.   Exhibits and Reports on Form 8-K...........................................................9

Signatures..................................................................................................11

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           LEVCOR INTERNATIONAL, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2002
                                   (UNAUDITED)

                                     ASSETS

Current assets
Cash                                                                                                $        2,509
Accounts receivable, less allowances of  $32,525                                                            54,676
Inventories                                                                                              1,498,734
Prepaid expenses and other current assets                                                                   32,953
                                                                                                   -----------------

                                Total current assets                                                     1,588,872

Property and equipment, less accumulated depreciation
 and amortization of  $76,115                                                                               80,354
Assets held for sale                                                                                       234,400
Security deposits                                                                                           34,650
                                                                                                   -----------------

                                                                                                    $    1,938,276
                                                                                                   =================

                       LIABILITIES & STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable and accrued expenses                                                               $      951,493
Due to factor                                                                                              693,467
Deferred income                                                                                              1,860
Current maturities of long-term debt                                                                       104,348
                                                                                                   -----------------
                             Total current liabilities                                                   1,751,168

Long-term debt, less current maturities                                                                  1,280,144

Loans payable - officer/stockholder                                                                        979,732

Commitment and contingencies                                                                                  -

Stockholders' deficiency
Common stock - par value $.56 per share; authorized 15,000,000 shares, issued
  2,395,794 shares and outstanding
  2,338,194 shares                                                                                       1,341,644
Capital in excess of par value                                                                           5,276,739
Accumulated deficit                                                                                     (8,613,964)
                                                                                                   -----------------
                                                                                                        (1,995,581)
Less - Treasury stock -  at cost, 57,600 shares                                                            (77,187)
                                                                                                   -----------------
                                                                                                        (2,072,768)
                                                                                                   -----------------

                                                                                                     $   1,938,276
                                                                                                   =================


The accompanying notes are an integral part of these financial statements.

                           LEVCOR INTERNATIONAL, INC.
                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                                 2002                     2001
                                                                                 ----                     ----
 Net sales                                                               $     3,603,898           $    7,763,092
 Cost of goods sold                                                            2,836,525                6,417,525
                                                                        -----------------------  ------------------------
              Gross profit                                                       767,373                1,345,567

 Selling, general and administrative expenses                                    687,777                  902,880
                                                                        -----------------------  ------------------------


               Income before other income (expense)                               79,596                  442,687

 Other income (expense)
   Interest expense                                                              (65,310)                (143,064)
    Other income - net                                                             4,167                    6,809
                                                                        -----------------------  ------------------------
                                                                                 (61,143)                (136,255)
                                                                        -----------------------  ------------------------

 Net Income                                                                       18,453                  306,432

 Accumulated deficit at beginning of period                                   (8,632,417)              (8,824,570)
                                                                        -----------------------  ------------------------

 Accumulated deficit at end of period                                     $   (8,613,964)          $   (8,518,138)
                                                                        =======================  ========================

 Earnings per share:
   Basic

      Net income                                                                   $0.01                    $0.13

    Diluted
      Net income                                                                   $0.01                    $0.13

 Weighted average number of shares outstanding - basic                         2,330,241                2,318,699
 Potential common stock                                                          155,920

                                                                        -----------------------  ------------------------
 Weighted average number of shares outstanding - diluted                       2,486,161                2,318,699
                                                                        =======================  ========================

 The accompanying notes are an integral part of these financial statements.

                           LEVCOR INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                                2002             2001
                                                                                ----             ----
Cash flows from operating activities:
Net Income                                                                  $    18,453       $  306,432
Adjustments to reconcile net  income  to net cash
    provided by operating activities:
      Depreciation and amortization                                               7,072            7,426
      Provision for doubtful accounts                                            15,000              -
      Services paid in common stock                                               5,238              -
      Changes in operating assets and liabilities:
         Accounts receivable                                                    (26,379)         (50,938)
         Due to factor                                                          (94,862)        (907,952)
         Inventories                                                            712,769          916,137
         Prepaid expenses and other current assets                               16,197           35,649
         Accrued interest on loan payable - officer/stockholder                  10,652           10,652
         Accounts payable and accrued expenses                                 (567,144)        (124,260)

         Deferred income                                                        (31,407)             -
                                                                          ----------------- ---------------
Net cash  provided by operating activities                                       65,589          193,146
                                                                          ----------------- ---------------

Cash flows from investing activities:
     Proceeds from sale of assets held for sale                                    -              20,650
     Purchases of property and equipment                                           -              (1,750)
                                                                          ----------------- ---------------
Net cash  provided by  investing activities                                        -              18,900
                                                                          ----------------- ---------------

Cash flows from financing activities:
     Payment of long-term debt                                                  (76,507)        (167,391)
     Proceeds from exercise of stock options                                     10,742
                                                                          ----------------- ---------------
Net cash used in  financing activities                                          (65,765)        (167,391)
                                                                          ----------------- ---------------

Net increase (decrease) in cash                                                    (176)          44,655

Cash at beginning of period                                                       2,685            7,406
                                                                          ----------------- ---------------
Cash at end of period                                                      $      2,509       $   52,061
                                                                          ================= ===============

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                   $     54,658       $  395,686
                                                                          ================= ===============

The accompanying notes are an integral part of these financial statements.

                           LEVCOR INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


         NOTE A  -  BASIS OF PRESENTATION, NATURE OF OPERATIONS AND LIQUIDITY

         The accompanying unaudited condensed financial statements of Levcor International, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

         In 1995, the Company acquired a woven fabric converting business that converts cotton and cotton-blend fabrics for sale to domestic apparel manufacturers. This acquisition formed the basis of the Company's current business. On July 1, 1999, the Company purchased from Andrex Industries Corp. ("Andrex") its knit fabric and processing business that produces knit fabrics used in the production of apparel. During the fourth quarter of 2000, the Company started a new woven division selling to the dress market. As a result of the current soft retailing climate for dresses, the woven division has not produced management's anticipated results and therefore has been scaled back significantly during the first quarter of 2002.

         The Company sustained substantial losses in prior years that have adversely affected the Company's liquidity. At March 31, 2002, current liabilities exceeded current assets by approximately $162,000 and the Company had a stockholders' deficiency of approximately $2,073,000. An officer/stockholder of the Company has agreed to continue to personally support the Company's cash requirements to enable the Company to meet its current obligations through January 2, 2004 and to fund future operations.

         The Company has successfully implemented several actions to reduce losses and improve cash flow. Although there can be no assurance that these measures will continue to be successful, the Company believes that future operations and support from the officer/stockholder will provide sufficient liquidity to fund current operations.

                           LEVCOR INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)

         NOTE B - INVENTORIES

         Inventories consist of the following at March 31, 2002:

                   Raw Materials                           $    880,591
                   Work-in process                              243,218
                   Finished goods                               374,925
                                                      -------------------
                   Inventory                               $  1,498,734
                                                      -------------------



         NOTE C - EARNINGS PER SHARE

         The computation of basic net income per share of common stock is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated similarly to basic net income per share except that the weighted average of shares outstanding is increased to reflect additional shares from the assumed exercise of stock options, if dilutive. As of March 31, 2002 there were 155,920 stock options outstanding and included in the fully diluted earnings per share calculation.


         NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

         In the third quarter of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses the conditions under which an impairment charge should be recorded related to long-lived assets to be held and used, except for goodwill, and those to be disposed of by sale or otherwise. The provisions of this Statement are effective on January 1, 2002. Pursuant to the transition provisions of this statement, assets held for sale are accounted for under the provisions of prior pronouncements.


         NOTE E - RECLASSIFICATIONS

         Certain amounts in 2001 have been reclassified to conform to the presentation used in 2002.

         NOTE F - SUBSEQUENT EVENT

         On May 2, 2002 the Company borrowed $3,000,000 from JPMorgan Chase Bank pursuant to a promissory note due May 3, 2004. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus .75% (a "Eurodollar Loan"). The interest on the note at May 3, 2002 was 2.90625%. In addition, the officer/stockholder has provided certain additional collateral guaranteeing the note. The proceeds of the note were used to payoff the outstanding balance of $1,375,557 of its term note with the CIT Group and pay down the

         Company's advance position of $1,160,000 with the CIT Group. The remainder was used for working capital requirements.

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         RESULTS OF OPERATIONS:


         THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

         Sales for the three months ended March 31, 2002 were approximately $3,604,000, a decrease of approximately $4,159,000 or 53.6% from approximately $7,763,000 for the same period in 2001. The decrease primarily results from a decline in sales by the woven division. As a result of this division not producing management's anticipated results during the year 2001, the operations of this division were scaled back significantly in the first quarter of 2002. The cost of sales for the three months ended March 31, 2002 decreased approximately $3,581,000 or 55.8%, from approximately $6,418,000 in 2001 to approximately $2,837,000 in 2002. The decrease resulted from the reduced sales in 2002 as compared with the prior year. The gross profit on sales for the three months ended March 31, 2002 was approximately $767,000, a decrease of approximately $578,000 or 43.0% from approximately $1,345,000 in 2001. The decrease in gross profit dollars results from the reduced sales in the 2002 period as compared to the prior year period. The gross profit percentage was 21.3% for the three months ended March 31, 2002 as compared to 17.3% for the same period of 2001. The gross profit percentage increase resulted from the Company concentrating its business in programs with higher overall profit margins. The Company's total selling, general and administrative expenses for the three months ended March 31, 2002 were approximately $688,000 a decrease of approximately $215,000 or 23.8% from approximately $903,000 in the same period in 2001. The decrease was due primarily to the cost savings generated by the Company significantly scaling back the woven division and reduced factor fees as sales were substantially less than last year. During the three months ended March 31, 2002, the Company had a decrease of interest expense of approximately $78,000 from approximately $143,000 in 2001 to approximately $65,000 in 2002, resulting from reduced borrowings and lower interest rates. Other income declined approximately $3,000 from $7,000 in 2001 to approximately $4,000 in 2002.

         As a result of the foregoing, the Company reflected net income of approximately $18,000 in the three months ended March 31, 2002 compared to net income of approximately $306,000 for the same period of 2001.

         LIQUIDITY AND CAPITAL RESOURCES

         Under the Company's factoring agreement with CIT Group, the factor purchases the Company's trade accounts receivable and assumes substantially all credit risks with respect to such accounts. The agreement allows the Company to obtain advances from the factor that bear interest at 1/2% above the bank's prime rate. The amounts due to the Company from the factor earn no interest. The Company has pledged its accounts receivable and property and equipment as collateral under the agreement. In addition, an officer/stockholder has provided certain additional collateral against advances provided under the agreement.

         On December 15, 2000, the Company refinanced $1,500,000 of the factor loan into a term note with the CIT Group. The Company and the officer/stockholder have provided substantially the same collateral that is provided under the factor loan as collateral for the term note. The term note is payable in 35 equal consecutive monthly installments of $8,696 beginning on February 1, 2001, with a final installment of $1,195,652 due on January 1, 2004. In addition, the term note contains covenants that include a limitation on the amount of capital expenditures and certain procedural covenants.

         On May 2, 2002 the Company borrowed $3,000,000 from JPMorgan Chase Bank pursuant to a promissory note due May 3, 2004. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus .75% (a "Eurodollar Loan"). The interest on the note at May 3, 2002 was 2.90625%. In addition, the officer/stockholder has provided certain additional collateral guaranteeing the note. The proceeds of the note were used to payoff the outstanding balance of $1,375,557 of its term note with the CIT Group and pay down the Company's advance position of $1,160,000 with the CIT Group. The remainder was used for working capital requirements.

         If necessary, Mr. Levinson has agreed to personally support the Company's cash requirements to enable it to fulfill its obligations through January 2, 2004. The amount owed by the Company to Mr. Levinson as of March 31, 2002 under loans he has made to the Company is $720,000 and is a demand obligation that Mr. Levinson has promised not to demand until at least January 2, 2004. Also, the accrued interest on this obligation of $259,732 has been classified as a long-term obligation because Mr. Levinson has promised not to demand payment until at least January 2, 2004.

         The Company believes that cash generated from the Company's sale of fabrics, the advances under the CIT Group factoring agreement, the proceeds from its term note with JPMorgan Chase and loans from Mr. Levinson (if needed) will be sufficient to fund the Company's operations for 2002. The Company's unrestricted cash at March 31, 2002 and at December 31, 2001 was approximately, $3,000.

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

         This Quarterly Report on Form 10-QSB (the "Quarterly Report") contains statements which constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Those statements appear in a number of places in this Quarterly Report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans;
         (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; (iv) customer concentration and the increasing consolidation of the Company's customer base; and (v) negotiations with its lenders. Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties including the risks referred to above and identified in the Company's 10-KSB for the year ended December 31, 2001, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.


                                    PART II.

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8 - K.

         (a)  Exhibits filed with this report:


    Exhibit                                Description
      2.1 Asset Purchase Agreement, dated as of September 2, 1999, between the Company and Andrex Industries Corp., incorporated herein by reference to the Company's Current Report on Form 8-K filed on September 17, 1999.

      2.2 Amendment to Asset Purchase Agreement, dated August 3, 2000, effective as of April 1, between the Company and Andrex Industries Corp., incorporated herein by reference to the Company's Form 10-KSB filed on April 1, 2002.

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

     10.3 Term Promissory Note, dated December 15, 2000 issued by the Company in favor of the CIT Group/Commercial Services, Inc., incorporated herein by reference to the Company's Form 10-KSB filed on April 1, 2002.

     10.4 Amendment dated December 31, 2001 to the Factoring Agreement dated September 17, 1998 between the Company and the CIT Group/Commercial Services, Inc. and the Term Promissory Note, dated December 15, 2000 issued by the Company in favor of the CIT Group/Commercial Services, Inc., incorporated herein by reference to the Company's Form 10-KSB filed on April 1, 2002.

     10.5 Guaranty dated April 30, 2002, executed by Robert A. Levinson in favor of JPMorgan Chase Bank. *

     10.6 Pledge Agreement dated April 30, 2002, executed by Robert A. Levinson in favor of JPMorgan Chase Bank.*

     10.7 Promissory Note dated May 3, 2002 executed by Levcor International, Inc. in favor of JPMorgan Chase Bank.*

------------
+ Compensatory plan or arrangement required to be filed as an exhibit hereto.

* Filed herewith.



(b)  No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVCOR INTERNATIONAL, INC.


Date       May 15, 2002                   /s/ Robert A. Levinson
           ------------------------       ----------------------------
                                          Robert A. Levinson
                                          Chairman of the Board,
                                          President and Secretary

                                  EXHIBIT INDEX

Exhibit No.         Description
-----------         -----------
10.5                Guaranty dated April 30, 2002, executed by Robert A.
                    Levinson in favor of JPMorgan Chase Bank.

10.6 Pledge Agreement dated April 30, 2002, executed by Robert A. Levinson in favor of JPMorgan Chase Bank.

10.7 Promissory Note dated May 3, 2002 executed by Levcor International, Inc. in favor of JPMorgan Chase Bank.