Form 10QSB
period 2002-06-30
LEVCOR INTERNATIONAL INC
filed 2002-08-14
CIK 76094

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

         (Mark One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the quarterly period ended  June 30, 2002
                                         -------------

         [ ] Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from          to
                                        --------   ------------

         Commission file number               811-3584

                           Levcor International, Inc.

         (Exact Name of Small Business Issuer as Specified in Its Charter)

                    Delaware                                    06-0842701
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

         Yes  X          No

         As of August 12, 2002, 2,338,194 shares of the issuer's common stock, par value $.56 per share, were outstanding.

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

                  Balance Sheet at June 30, 2002 (unaudited).................................................1

                  Statements of Operations and Accumulated Deficit for the Six and Three Months
                  Ended June 30, 2002 and June 30, 2001 (unaudited)..........................................2

                  Statements of Cash Flows for the Six Months Ended
                  June 30, 2002 and June 30, 2001 (unaudited)................................................3

                  Notes to Financial Statements (unaudited)..................................................4

        Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                  of Operation...............................................................................7

Part II. OTHER INFORMATION..................................................................................10

        Item 6.   Exhibits and Reports on Form 8-K..........................................................10

Signatures..................................................................................................11


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           LEVCOR INTERNATIONAL, INC.

                                  BALANCE SHEET

                                  JUNE 30, 2002
                                   (UNAUDITED)



                                     ASSETS
                                     ------
Current assets
  Cash                                                                                                     $     8,431
  Due from factor                                                                                            1,193,626
  Accounts receivable, less allowances of  $48,999                                                             185,416
  Inventories                                                                                                1,617,943
  Prepaid expenses and other current assets                                                                     90,214
                                                                                                     --------------------

                               Total current assets                                                          3,095,630

Property and equipment, less accumulated depreciation
 and amortization of $83,186                                                                                    73,283
 Assets held for sale                                                                                          219,400
 Security deposits                                                                                              34,650
                                                                                                     --------------------

                                                                                                           $ 3,422,963
                                                                                                     ====================

                     LIABILITIES & STOCKHOLDERS' DEFICIENCY
                     --------------------------------------

Current liabilities
  Accounts payable and accrued expenses                                                                    $ 1,612,663


Long-term debt, less current maturities                                                                      3,000,000

Loans payable - officer/stockholder                                                                            769,671

Commitment and contingencies                                                                                     -

Stockholders' deficiency
Common stock - par value $.56 per share; authorized 15,000,000 shares, issued
  2,395,794 shares and outstanding 2,338,194 shares                                                          1,341,644
Capital in excess of par value                                                                               5,276,739
Accumulated deficit                                                                                         (8,500,567)
                                                                                                     --------------------
                                                                                                            (1,882,184)
Less - Treasury stock - at cost, 57,600 shares                                                                 (77,187)
                                                                                                     --------------------
                                                                                                            (1,959,371)
                                                                                                     --------------------

                                                                                                           $ 3,422,963
                                                                                                     ====================


The accompanying notes are an integral part of these financial statements.

                           LEVCOR INTERNATIONAL, INC.

                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                   FOR THE SIX AND THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)



                                                       Six Months Ended June 30,             Three Months Ended June 30,
                                                         2002              2001                 2002             2001
                                                   ----------------- -----------------    ---------------- -----------------
Net sales                                            $  7,094,213       $12,865,288         $  3,490,315     $  5,102,196
Cost of goods sold                                      5,487,045        10,526,639            2,650,520        4,109,114
                                                   ----------------- -----------------    ---------------- -----------------
           Gross profit                                 1,607,168         2,338,649              839,795          993,082

Selling, general and administrative expenses            1,381,760         1,734,295              693,983          831,415
                                                   ----------------- -----------------    ---------------- -----------------

Income from operations                                    225,408           604,354              145,812          161,667

Other income (expense)
  Interest expense                                       (120,947)         (260,308)             (55,637)        (117,244)
  Other income                                             27,389            13,413               23,222            6,604
                                                   ----------------- -----------------    ---------------- -----------------
                                                          (93,558)         (246,895)             (32,415)        (110,640)
                                                   ----------------- -----------------    ---------------- -----------------

Net Income                                                131,850           357,459              113,397           51,027

Accumulated deficit at beginning of period             (8,632,417)       (8,824,570)          (8,613,964)      (8,518,138)
                                                   ----------------- -----------------    ---------------- -----------------
Accumulated deficit at end of period                 $ (8,500,567)      $(8,467,111)        $ (8,500,567)    $ (8,467,111)
                                                   ================= =================    ================ =================

Earnings per share:
  Basic
     Net income                                             $0.06             $0.15                $0.05            $0.02

  Diluted
     Net income                                             $0.05             $0.15                $0.05            $0.02

Weighted average number of shares
  outstanding - basic                                   2,334,240         2,376,299            2,338,194        2,376,299
Potential common stock                                    143,918            73,728              131,917           68,010
                                                   ================= =================    ================ =================
Weighted average number of shares outstanding -
  diluted                                               2,478,158         2,450,027            2,470,111        2,444,309
                                                   ================= =================    ================ =================






The accompanying notes are an integral part of these financial statements.

                           LEVCOR INTERNATIONAL, INC.

                             STATEMENT OF CASH FLOWS

                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)


                                                                                     2002                    2001
                                                                              -------------------     -------------------
Cash  flows from Operating Activities

  Net Income                                                                       $    131,850            $    357,459
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                                     14,143                  14,851
       Provision for doubtful accounts                                                   31,474                   1,429
       Services paid in common stock                                                      5,238                    -
       Changes in operating assets and liabilities:
          Accounts receivable                                                          (173,593)               (478,629)
          Due from / to factor                                                       (1,981,955)                743,792
          Inventories                                                                   593,560                 208,356
          Prepaid expenses and other current assets                                     (41,064)                 71,016
          Accrued interest on loan payable - officer/stockholder                         20,591                  21,423
          Accounts payable and accrued expenses                                          94,026                (619,585)
          Deferred income                                                               (33,267)                   -
                                                                              -------------------     -------------------
           Net cash provided by (used in) operating activities                       (1,338,997)                320,112
                                                                              -------------------     -------------------

Cash flows from investing activities:
  Proceeds from sale of assets held for sale                                             15,000                  20,650
  Purchases of property and equipment                                                      -                     (8,815)
                                                                              -------------------     -------------------
           Net cash provided by investing activities                                     15,000                  11,835
                                                                              -------------------     -------------------

Cash flows from financing activities:
  Payment of long-term debt                                                          (1,680,999)               (336,120)
  Proceeds from long-term debt                                                        3,000,000                    -
  Proceeds from exercise of stock options                                                10,742                    -
                                                                              -------------------     -------------------
           Net cash provided by (used in) financing activities                        1,329,743                (336,120)
                                                                              -------------------     -------------------

Net increase (decrease) in cash                                                           5,746                  (4,173)

Cash at beginning of period                                                               2,685                   7,406
                                                                              ===================     ===================
Cash at end of period                                                              $      8,431            $      3,233
                                                                              ===================     ===================

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                         $     86,067            $    278,097
                                                                              ===================     ===================










The accompanying notes are an integral part of these financial statements.

                           LEVCOR INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


         NOTE A  -  BASIS OF PRESENTATION, NATURE OF OPERATIONS AND LIQUIDITY

         The accompanying unaudited condensed financial statements of Levcor International, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. Operating results for the six and three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

         In 1995, the Company acquired a woven fabric converting business that converts cotton, synthetic and synthetic cotton-blend fabrics for sale to domestic apparel manufacturers. This acquisition formed the basis of the Company's current business. In 1999, the Company purchased a knit fabric and processing business that produces knit fabrics used in the production of apparel. During the fourth quarter of 2000, the Company started a new woven division selling to the dress market. As a result of the current soft retailing climate for dresses, the woven division has not produced management's anticipated results and therefore was scaled back significantly during the first quarter of 2002. All production for this division was done at outside contractors and therefore the Company had no investment in fixed assets to run this business.

         The Company sustained substantial losses in prior years that have adversely affected the Company's liquidity. On May 2, 2002 the Company borrowed $3,000,000 from JPMorgan Chase Bank pursuant to a promissory note due May 3, 2004. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus .75% (a "Eurodollar Loan"). The interest on the note at May 3, 2002 was 2.90625%. In addition, an officer/stockholder of the Company has provided certain additional collateral guaranteeing the note. The proceeds of the note were used to payoff the outstanding balance of $1,375,557 of its term note with the CIT Group and pay down the Company's advance position of $1,160,000 with the CIT Group. The remainder was used for working capital requirements. At June 30, 2002, the Company had working capital of approximately $1,483,000. The officer/stockholder has agreed to continue to personally support the Company's cash requirements to enable the Company to meet its current obligations through January 2, 2004 and to fund future operations.

         The Company has successfully implemented several actions to reduce losses and improve cash flow. Although there can be no assurance that these measures will continue to be successful, the Company believes that future operations and support from the officer/stockholder will provide sufficient liquidity to fund current operations.




                                  (Continued)

                           LEVCOR INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


         NOTE B - INVENTORIES

         Inventories consist of the following at June 30, 2002:

                   Raw Materials                  $    868,388
                   Work-in process                     430,312
                   Finished goods                      319,243
                                            -------------------------
                   Inventory                      $  1,617,943
                                            -------------------------


         NOTE C - EARNINGS PER SHARE

         The computation of basic net income per share of common stock is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated similarly to basic net income per share except that the weighted average of shares outstanding is increased to reflect additional shares from the assumed exercise of stock options, if dilutive. For the six and three months ended June 30, 2002, there were 143,918 and 131,917 stock options outstanding, respectively, and included in the fully diluted earnings per share calculations for the respective periods.


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





                                  (Continued)

         NOTE F - PROPOSED MERGER WITH CARLYLE INDUSTRIES, INC.

         On May 28, 2002, Levcor International Inc. announced they have executed a definitive merger agreement with Carlyle Industries, Inc. The merger agreement provides for the merger of Carlyle with and into Levcor, and the issuance of one share of Levcor common stock in exchange for each five shares of common stock of Carlyle, and the issuance of one share of a new class of Levcor preferred stock, designated as Series A preferred stock, in exchange for each share of Series B preferred stock of Carlyle. The transaction is subject to the approval of Levcor's and Carlyle's stockholders and other customary conditions, including approval from the Securities and Exchange Commission, and is expected to close in the fourth quarter of 2002.

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         RESULTS OF OPERATIONS:


         SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

         Sales for the six months ended June 30, 2002 were approximately $7,094,000, a decrease of approximately $5,771,000 or 44.9% from approximately $12,865,000 for the same period in 2001. The decrease primarily results from a decline in sales by the woven division. As a result of the woven division not producing management's anticipated results during the year 2001, the operations of this division were scaled back significantly in the first quarter of 2002. The cost of sales for the six months ended June 30, 2002 decreased approximately $5,040,000 or 47.9%, from approximately $10,527,000 in 2001 to approximately $5,487,000 in 2002. The decrease resulted from the reduced sales in 2002 as compared with the prior year. The gross profit on sales for the six months ended June 30, 2002 was approximately $1,607,000, a decrease of approximately $732,000 or 31.3% from approximately $2,339,000 in 2001. The decrease in gross profit dollars results from the reduced sales in the 2002 period as compared to the prior year period. The gross profit percentage was 22.7% for the six months ended June 30, 2002 as compared to 18.2% for the same period of 2001. The gross profit percentage increase resulted from the Company concentrating its business in programs with higher overall profit margins. The Company's total selling, general and administrative expenses for the six months ended June 30, 2002 were approximately $1,382,000 a decrease of approximately $352,000 or 20.3% from approximately $1,734,000 in the same period in 2001. The decrease was due primarily to the cost savings generated by the Company significantly scaling back the woven division, reduced factor fees as sales were substantially less than last year and other cost cutting measures taken by the Company in 2002. During the six months ended June 30, 2002, the Company had a decrease of interest expense of approximately $139,000 from approximately $260,000 in 2001 to approximately $121,000 in 2002, resulting from reduced borrowings and lower interest rates. In addition, the Company replaced its old term note with a new term loan on May 2, 2002 at a lower interest rate. Other income increased approximately $14,000 to approximately $27,000 in 2002 from $13,000 in 2001.

         As a result of the foregoing, the Company reflected net income of approximately $131,000 in the six months ended June 30, 2002 compared to net income of approximately $357,000 for the same period of 2001.

         THREE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

         Sales for the three months ended June 30, 2002 were approximately $3,490,000, a decrease of approximately $1,612,000 or 31.8% from approximately $5,102,000 for the same period in 2001. The decrease primarily results from a decline in sales by the woven division. As a result of the woven division not producing management's anticipated results during the year 2001, the operations of this division were scaled back significantly in the first quarter of 2002. The cost of sales for the three months ended June 30, 2002 decreased approximately $1,458,000 or 35.5%, from approximately $4,109,000 in 2001 to approximately $2,651,000 in 2002. The decrease resulted from the reduced sales in 2002 as compared with the prior year. The gross profit on sales for the three months ended June 30, 2002 was approximately $840,000, a decrease of approximately $153,000 or 15.4% from approximately $993,000 in 2001. The decrease in gross profit dollars results from the reduced sales in the 2002 period as compared to the prior year period. The gross profit percentage was 24.1% for the three months ended June 30, 2002 as compared to 19.5% for the same period of 2001. The gross profit percentage increase resulted from the Company concentrating its business in programs with higher overall profit margins. The Company's total selling, general and administrative expenses for the three months ended June 30, 2002 were approximately $694,000 a decrease of approximately $137,000 or 16.5% from approximately $831,000 in the same period in 2001. The decrease was due primarily to the cost savings generated by the Company significantly scaling back the woven division, reduced factor fees as sales were substantially less than last year and other cost cutting measures taken by the Company in 2002. During the three months ended June 30, 2002, the Company had a decrease of interest expense of approximately $61,000 from approximately $117,000 in 2001 to approximately $56,000 in 2002, resulting from reduced borrowings and lower interest rates. In addition, the Company replaced its old term note with a new term loan on May 2, 2002 at a lower interest rate. Other income increased approximately $16,000 from approximately $7,000 in 2001 to approximately $23,000 in 2002.

         As a result of the foregoing, the Company reflected net income of approximately $113,000 in the three months ended June 30, 2002 compared to net income of approximately $51,000 for the same period of 2001.


         LIQUIDITY AND CAPITAL RESOURCES

         Under the Company's factoring agreement with CIT Group, the factor purchases the Company's trade accounts receivable and assumes substantially all credit risks with respect to such accounts. The amounts due to the Company from the factor earn no interest. The agreement allows the Company to obtain advances from the factor that bear interest at 1/2% above the bank's prime rate. The Company has pledged its accounts receivable and property and equipment as collateral under the agreement. The amount available for borrowing under the factoring agreement is the difference between eligible receivables less funds in use and outstanding letters of credit.

         On December 15, 2000, the Company refinanced $1,500,000 of the factor loan into a term note with the CIT Group. The Company and Robert A. Levinson have provided substantially the same collateral that is provided under the factor loan as collateral for the term note. The term note is payable in 35 equal consecutive monthly installments of $8,696 beginning on February 1, 2001, with a final installment of $1,195,652 due on January 1, 2004. In addition, the term note contains covenants that include a limitation on the amount of capital expenditures and certain procedural covenants.

         On May 2, 2002 the Company borrowed $3,000,000 from JPMorgan Chase Bank pursuant to a promissory note due May 3, 2004. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus .75% (a "Eurodollar Loan"). The interest on the note at May 3, 2002 was 2.90625%. In addition, Robert A. Levinson a stockholder, officer and director of the Company has provided certain additional collateral guaranteeing the note. The proceeds of the note were used to payoff the outstanding balance of $1,375,557 of its term note with the CIT Group and pay down the Company's advance position of $1,160,000 with the CIT Group. The remainder was used for working capital requirements.

         If necessary, Mr. Levinson has agreed to personally support the Company's cash requirements to enable it to fulfill its obligations through January 2, 2004. The amount owed by the Company to Mr. Levinson as of June 30, 2002 under loans he has made to the Company is $500,000 and is a demand obligation that Mr. Levinson has promised not to demand until at least January 2, 2004. On June 5, 2002 the Levcor board of directors determined that in light of the fact that the financing arrangement with CIT was paid off in May of 2002, Levcor currently has sufficient funds available, and Levcor's other sources of financing are at lower rates, it was in Levcor's best interest to prepay a portion of the outstanding principal amount owed to Mr. Levinson in order to save interest expenses. On June 5, 2002, Levcor prepaid $220,000 of the outstanding principal amount owed to Mr. Levinson. Also, the accrued interest on this obligation of $269,671 has been classified as a long-term obligation because Mr. Levinson has promised not to demand payment until at least January 2, 2004.

         The Company believes that cash generated from the Company's sale of fabrics, the advances under the CIT Group factoring agreement, the proceeds from its term note with JPMorgan Chase and loans from Mr. Levinson (if needed) will be sufficient to fund the Company's operations for 2002. The Company's unrestricted cash at June 30, 2002 was approximately $8,000 and was approximately, $3,000 at December 31, 2001.

         The merger with Carlyle, if completed, will not impact the Company's liquidity since Carlyle is self funding and no new debt is being incurred in the acquisition.


         SEASONALITY

         The business of the Company is seasonal and we typically realize higher revenues and operating income in the second and fourth calendar quarters. Such seasonality takes into account the standard lead-time required by the fashion industry to manufacture apparel, which corresponds to the respective retail selling seasons. Standard lead-time is the period of time commencing with when the Company receives an order from a customer and ending with when the Company ships the order to the customer.

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


                                    PART II.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits  filed with this report:

               Exhibit No.          Description
               -----------          -----------
               99.1                 Certificate Pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K were filed during the quarter ended June 30, 2002.

               We filed a Form 8-K on May 30, 2002, announcing that the Company and Carlyle Industries, Inc. have executed a definitive merger agreement.

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           LEVCOR INTERNATIONAL, INC.

Date  August 14, 2002                      /s/ Robert A. Levinson
      ---------------------                ----------------------------------
                                           Robert A. Levinson
                                           Chairman of the Board,
                                           President, Secretary and Principal
                                           Financial Officer

                                  EXHIBIT INDEX



            Exhibit Number          Description
            --------------          -----------
            99.1                    Certification Pursuant to Section 906 of
                                    the Sarbanes-Oxley Act of 2002