Form 10QSB
period 2002-09-30
LEVCOR INTERNATIONAL INC
filed 2002-11-14
CIK 76094

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended     September 30, 2002

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

Yes   X               No

As of November 12, 2002, 2,338,194 shares of the issuer's common stock, par value $.56 per share, were outstanding.

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

                  Balance Sheet at September 30, 2002 (unaudited)............................................1

                  Statements of Operations and Accumulated Deficit for the Nine and Three Months Ended
                  September 30, 2002 and September 30, 2001 (unaudited)......................................2

                  Statements of Cash Flows for the Nine Months Ended
                  September 30, 2002 and September 30, 2001 (unaudited)......................................3

                  Notes to Financial Statements (unaudited)..................................................4

        Item 2.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations......................................................................7

        Item 3.   Procedures and Controls ..................................................................12

Part II. OTHER INFORMATION..................................................................................13

        Item 6.   Exhibits and Reports on Form 8-K..........................................................13

Signatures..................................................................................................14

Exhibit Index...............................................................................................16


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           LEVCOR INTERNATIONAL, INC.

                                  BALANCE SHEET

                               SEPTEMBER 30, 2002
                                   (Unaudited)


                                     ASSETS

Current assets
   Cash                                                                         $        2,414
   Due from factor                                                                     228,214
   Accounts receivable, net of allowances of $48,999                                   219,258
   Inventories                                                                       1,573,012
   Prepaid expenses and other current assets                                            58,239
                                                                                --------------

           Total current assets                                                      2,081,137

Property and equipment, less accumulated depreciation
   and amortization of $90,258                                                          66,211
Assets held for sale                                                                   219,400
Security deposits                                                                       34,650
                                                                                --------------

                                                                                $    2,401,398
                                                                                ==============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
   Accounts payable and accrued expenses                                        $    1,157,552

Long-term debt                                                                       3,000,000

Loans payable - officer/stockholder                                                    777,233

Commitment and contingencies                                                             -

Stockholders' deficiency
   Common stock - par value $.56 per share; authorized
     15,000,000 shares, issued 2,395,794 and outstanding 2,338,194 shares            1,341,644
   Capital in excess of par value                                                    5,276,739
   Accumulated deficit                                                              (9,074,583)
                                                                                ---------------
                                                                                    (2,456,200)
   Less - Treasury stock, at cost, 57,600 shares                                       (77,187)
                                                                                ---------------
                                                                                    (2,533,387)
                                                                                ---------------

                                                                                $    2,401,398
                                                                                ==============



   The accompanying notes are an integral part of these financial statements.

                           LEVCOR INTERNATIONAL, INC.

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)



                                                                Nine Months Ended              Three Months Ended
                                                                  September 30,                    September 30,
                                                          ------------------------------  -----------------------------
                                                               2002            2001            2002            2001
                                                           ------------    ------------    ------------    ------------
Net sales                                                  $  8,499,132    $16,879,492     $  1,404,919    $  4,014,204
Cost of goods sold                                            6,680,998     13,694,472        1,193,953       3,167,833
                                                           ------------    ------------    ------------    ------------

           Gross profit                                       1,818,134      3,185,020          210,966         846,371

Selling, general and administrative expenses                  2,152,009      2,473,095          770,249         738,800
                                                           ------------    ------------    ------------    ------------

           Income (loss) from operations                       (333,875)       711,925         (559,283)        107,571

Other income (expense)
   Interest expense                                            (161,524)      (356,752)         (40,577)        (96,444)
   Other income                                                  53,233         17,063           25,844           3,650
                                                           ------------    ------------    ------------    ------------

                                                               (108,291)      (339,689)         (14,733)        (92,794)
                                                           -------------   -------------   -------------   -------------

Net Income (loss)                                              (442,166)       372,236         (574,016)         14,777

Accumulated deficit at beginning of period                   (8,632,417)    (8,824,570)      (8,500,567)     (8,467,111)
                                                           ------------    ------------    ------------    ------------

Accumulated deficit at end of period                       $ (9,074,583)   $(8,452,334)    $ (9,074,583)    $(8,452,334)
                                                           ============     ==========     ============     ===========

Earnings per share:
   Basic
     Net income (loss)                                     $      (0.19)   $      0.16     $      (0.25)    $      0.01
                                                           ============    ===========     ============     ===========

   Diluted
     Net income (loss)                                     $      (0.18)   $      0.15     $      (0.25)    $      0.01
                                                           ============    ===========     ============     ===========

Weighted average number of shares
   outstanding - basic                                        2,335,572      2,376,299        2,338,194       2,376,299
Potential common stock                                           95,425         73,956           -               48,511
                                                           ------------    ------------    ------------     -----------

Weighted average number of shares
   outstanding - diluted                                      2,430,997       2,450,255       2,338,194       2,424,810
                                                           ============    ============    ============     ===========




   The accompanying notes are an integral part of these financial statements.

                           LEVCOR INTERNATIONAL, INC.

                             STATEMENT OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                                                        2002                2001
                                                                                   --------------      --------------
Cash  flows from operating activities
   Net income (loss)                                                               $     (442,166)     $      372,236
   Adjustments to reconcile net income (loss) to net cash
     (used in) operating activities:
       Depreciation and amortization                                                       21,215              23,259
       Provision for doubtful accounts                                                     31,474               1,429
       Services paid in common stock                                                        5,238                -
       Changes in operating assets and liabilities:
         Accounts receivable                                                             (207,435)             10,877
         Inventories                                                                      638,491             926,603
         Prepaid expenses and other current assets                                         (9,089)             66,923
         Accrued interest on loan payable - officer/stockholder                            28,153              32,312
         Accounts payable and accrued expenses                                           (361,085)         (1,924,932)
         Deferred income                                                                  (33,267)            102,887
                                                                                   --------------      --------------

           Net cash (used in) operating activities                                       (328,471)           (388,406)
                                                                                   --------------      --------------

Cash flows from investing activities:
   Proceeds from sale of assets held for sale                                              15,000              20,650
   Purchases of property and equipment                                                       -                 (8,815)
                                                                                   --------------      --------------

           Net cash provided by investing activities                                       15,000              11,835
                                                                                   --------------      --------------

Cash flows from financing activities:
   Payment of long-term debt                                                           (1,680,999)           (511,221)
   Proceeds from long-term debt                                                         3,000,000                -
   Proceeds from (payments to) factor                                                  (1,016,543)            885,876
   Proceeds from exercise of stock options                                                 10,742                -
                                                                                   --------------      --------------

           Net cash provided by financing activities                                      313,200             374,655
                                                                                   --------------      --------------

Net (decrease) in cash                                                                       (271)             (1,916)

Cash at beginning of period                                                                 2,685               7,406
                                                                                   --------------      --------------

Cash at end of period                                                              $        2,414      $        5,490
                                                                                   ==============      ==============

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                        $      118,114      $      100,987
                                                                                   ==============      ==============



   The accompanying notes are an integral part of these financial statements.

                           LEVCOR INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002
                                   (unaudited)



         NOTE A - BASIS OF PRESENTATION, NATURE OF OPERATIONS AND LIQUIDITY

         The accompanying unaudited condensed financial statements of Levcor International, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. Operating results for the nine and three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

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

         The Company sustained substantial losses in prior years that have adversely affected the Company's liquidity. On May 2, 2002, the Company borrowed $3,000,000 from JPMorgan Chase Bank pursuant to a promissory note due May 3, 2004. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus .75% (a "Eurodollar Loan"). The interest rate on the note at May 3, 2002 was 2.90625%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note. The proceeds of the note were used to pay off the outstanding balance of $1,375,557 of the Company's term note with the CIT Group and pay down the Company's advance position of $1,160,000 with the CIT Group. The remainder was used for working capital requirements. At September 30, 2002, the Company had working capital of approximately $924,000. Robert A. Levinson, a stockholder, officer and director of the Company, has agreed to continue to personally support the Company's cash requirements to enable the Company to meet its current obligations through January 2, 2004 and to fund future operations.

                           LEVCOR INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002
                                   (unaudited)



         The Company has successfully implemented several actions to reduce losses and improve cash flow. Although there can be no assurance that these measures will continue to be successful, the Company believes that future operations and support from the stockholder, officer and director will provide sufficient liquidity to fund current operations.


         NOTE B - INVENTORIES

         Inventories consist of the following at September 30, 2002:

                   Raw materials                  $ 829,231
                   Work-in process                  230,039
                   Finished goods                   513,742
                                                 ----------

                   Inventory                     $1,573,012
                                                 ==========


         NOTE C - EARNINGS PER SHARE

         The computation of basic net income (loss) per share of common stock is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated similarly to basic net income (loss) per share except that the weighted average of shares outstanding is increased to reflect additional shares from the assumed exercise of stock options, if dilutive. For the nine and three months ended September 30, 2002, there were 95,425 and 0 stock options outstanding, respectively, and included in the fully diluted earnings per share calculations for the respective periods.


         NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

         In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses the conditions under which an impairment charge should be recorded related to long-lived assets to be held and used, except for goodwill, and those to be disposed of by sale or otherwise. The provisions of this Statement are effective on January 1, 2002. Pursuant to the transition provisions of this Statement, assets held for sale at December 31, 2001 are accounted for under the provisions of prior pronouncements.

         In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 requires that a liability for costs

                           LEVCOR INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002
                                   (unaudited)


         associated with exit or disposal activities be recognized when the liability is incurred. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS No. 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows.

         The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. It is not expected that SFAS No. 146 will materially affect the financial statements.

         NOTE E - RECLASSIFICATIONS

         Certain amounts in 2001 have been reclassified to conform to the presentation used in 2002.

         NOTE F - PROPOSED MERGER WITH CARLYLE INDUSTRIES, INC.

         In May 2002, the Company announced it had executed a definitive merger agreement with Carlyle Industries, Inc. ("Carlyle"). The merger agreement provides for the merger of Carlyle with and into the Company, and the issuance of one share of the Company's common stock in exchange for each five shares of common stock of Carlyle, and the issuance of one share of a new class of the Company's preferred stock, designated as Series A preferred stock, in exchange for each share of Series B preferred stock of Carlyle. The transaction is subject to the approval of the Company's and Carlyle's stockholders and other customary conditions, including the declaration of effectiveness by the Securities and Exchange Commission of a Registration Statement on Form S-4, and is expected to close in the fourth quarter of 2002. Robert A. Levinson, the Company's Chairman and President and also Chairman and Chief Executive Officer of Carlyle, beneficially holds 31.4% of the Company's common stock and approximately 20.4% of Carlyle's outstanding common stock and 98.3% of Carlyle's outstanding Series B preferred stock, which represents 38.7% of the voting power of Carlyle's capital stock.

         NOTE G - RELATED PARTY TRANSACTIONS

         In addition to being a director of the Company, Edward H. Cohen serves as counsel to Katten Muchin Zavis Rosenman, legal counsel to the Company. During the nine months ended September 30, 2002, fees for those services provided to the Company by Katten Muchin Zavis Rosenman totaled $18,437, of which $5,238 was settled through the issuance to Katten Muchin Zavis Rosenman of 2,381 shares of the Company's common stock with a fair market value of $2.20 per share on the date of such issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This management's discussion and analysis of financial condition and results of operations contains forward-looking information that involves risks and uncertainties. Actual results could differ materially from those anticipated by this forward-looking information. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with financial statements and the related notes included in the Levcor International, Inc. (the "Company") annual report on Form 10-KSB for the year ended December 31, 2001.

CRITICAL ACCOUNTING POLICIES

The following is a brief discussion of the critical accounting policies used in the preparation of the Company's financial statements, including those accounting policies and methods used by the Company which require subjective judgments and are considered very important to the understanding of the Company's financial condition.

Receivables

Under a factoring agreement, the factor purchases the trade accounts receivable without recourse and assumes substantially all credit risks with respect to such accounts. The agreement allows the Company to obtain advances, computed on a borrowing base formula, from the factor that bear interest at 1/2% above the bank's prime rate (4.75% at September 30, 2002). The amounts due to the Company from the factor earn no interest. The Company has pledged its accounts receivable and property and equipment as collateral under the factor loan.

Inventories

Inventories are stated at the lower of cost (principally average cost) or market. Inventories consist of yarn and greige goods (collectively considered raw materials), work in process and finished goods.

The Company estimates the markdowns required for inventories based upon future marketability as well as general economic conditions. The Company believes that it has recorded adequate markdowns and therefore the inventory valuation does not require any additional valuation adjustments.

Revenue Recognition

Revenue is recognized when goods are shipped to customers. Usual sales terms are FOB shipping point, at which time the Company has completed all performance obligations to consummate the sale. On occasion, the Company recognizes revenue on bill and hold sales. The Company recognizes revenue on these transactions only when all of the following occurs: the risks of ownership have passed to the buyer, the customer has made a fixed commitment to purchase the goods, the customer has requested that the transaction be on a bill and hold basis even though the goods are ready for shipment, there is a fixed date of delivery, the Company has performed all performance obligations to consummate the sale and the goods are segregated from the remainder of the Company's goods in the warehouse. At September 30, 2002 and 2001, the Company did not recognize any revenues from bill and hold transactions.

Debt and Debt Covenants

During the period ended September 30, 2002 and 2001, the Company was in compliance with all debt covenants.

Cost of Sales

The significant items included in the Company's cost of sales include purchases of yarn, purchases of greige goods, dyeing and finishing costs and freight in.

Selling, General and Administrative Expenses

The significant costs included in selling, general and administrative expenses are salaries, sales commissions, benefits and related payroll taxes, rent and utilities, professional fees, factor fees, product development costs, shipping and warehousing, travel and entertainment and telecommunication expenses.

RELATED PARTY TRANSACTIONS

Robert Levinson has provided $500,000 of loans to the Company. The loans bear interest at 6% per annum. Mr. Levinson has agreed to defer the payment of interest during 2002. In addition, Mr. Levinson has agreed not to require payment of these loans and $277,233 of the related accrued interest at September 30, 2002 prior to January 2, 2004.

In addition to being a director of the Company, Edward H. Cohen serves as counsel to Katten Muchin Zavis Rosenman, legal counsel to the Company. During the nine months ended September 30, 2002, fees for those services provided to the Company by Katten Muchin Zavis Rosenman totaled $18,437, of which $5,238 was settled through the issuance to Katten Muchin Zavis Rosenman of 2,381 shares of the Company's common stock with a fair market value of $2.20 per share on the date of such issuance.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

Sales for the nine months ended September 30, 2002 were approximately $8,499,000, a decrease of approximately $8,380,000, or 49.7%, from approximately $16,879,000 for the same period in 2001. The decrease results from a decline in sales by the woven division combined with sales program with a customer from 2001 not repeated in the current year. As a result of the woven division not producing management's anticipated results during the year 2001, the operations of this division were scaled back significantly in the first quarter of 2002.

The cost of goods sold for the nine months ended September 30, 2002 were approximately $6,681,000, a decrease of approximately $7,013,000, or 51.2%, from approximately $13,694,000 in 2001. The decrease resulted from reduced sales in 2002 as compared with the prior year. The gross profit on sales for the nine months ended September 30, 2002 was approximately $1,818,000, a decrease of approximately $1,367,000 or 42.9%, from approximately $3,185,000 in 2001. The decrease in gross profit dollars results from reduced sales in the 2002 period as compared to the prior year period combined with a one-time charge of approximately $60,000 resulting from a dispute settlement in 2002.

The gross profit percentage was 21.4% for the nine months ended September 30, 2002 as compared to 18.9% for the same period of 2001. The gross profit percentage increase resulted from the Company concentrating its business in products with higher overall profit margins offset somewhat by the one-time charge resulting from a dispute settlement in 2002.

The Company's total selling, general and administrative expenses for the nine months ended September 30, 2002 were approximately $2,152,000, a decrease of approximately $321,000, or 13.0%, from approximately $2,473,000 in the same period in 2001. The decrease was due primarily to the cost savings generated by the Company significantly scaling back the woven division, reduced factor fees as sales were substantially less than last year and other cost-cutting measures taken by the Company in 2002, offset somewhat by costs relating to the proposed merger between the Company and Carlyle Industries, Inc. ("Carlyle") reported in 2002.

During the nine months ended September 30, 2002, the Company had a decrease of interest expense of approximately $196,000 from approximately $357,000 in 2001 to approximately $161,000 in 2002, resulting from reduced borrowings and lower interest rates. In addition, the Company replaced its old term note with a new term loan on May 2, 2002 at a significantly lower interest rate.

Other income, which consisted principally of income earned in financing customer import purchases, increased approximately $36,000 to approximately $53,000 in 2002 from $17,000 in 2001.

As a result of the foregoing, the Company reflected a net loss of approximately $442,000 in the nine months ended September 30, 2002 compared to net income of approximately $372,000 for the same period of 2001.

THREE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

Sales for the three months ended September 30, 2002 were approximately $1,405,000, a decrease of approximately $2,609,000, or 65.0%, from approximately $4,014,000 for the same period in 2001. The decrease primarily results from a decline in sales by the woven division combined with a sales program with a customer from 2001 not repeated in the current year. As a result of the woven division not producing management's anticipated results during the year 2001, the operations of this division were scaled back significantly in the first quarter of 2002.

The cost of sales for the three months ended September 30, 2002 decreased approximately $1,974,000, or 62.3%, from approximately $3,168,000 in 2001 to approximately $1,194,000 in 2002. The decrease resulted from reduced sales in 2002 as compared with the prior year combined with a one-time charge resulting from a dispute settlement in 2002. The gross profit on sales for the three months ended September 30, 2002 was approximately $211,000, a decrease of approximately $635,000, or 75.1%, from approximately $846,000 in 2001. The decrease in gross profit dollars results from the reduced sales in 2002 period as compared to the prior year combined with the one-time charge resulting from a dispute settlement in 2002.

The gross profit percentage was 15.0% for the three months ended September 30, 2002 as compared to 21.1% for the same period of 2001. The gross profit percentage decrease resulted from measures taken by the Company to remain competitive in the marketplace combined with the one-time charge resulting from a dispute settlement in 2002.

The Company's total selling, general and administrative expenses for the three months ended September 30, 2002 were approximately $770,000, an increase of approximately $31,000, or 4.2%, from approximately $739,000 in the same period in 2001. The increase was due primarily to the costs relating to the proposed merger between the Company and Carlyle of approximately $103,000, offset somewhat by savings generated by the Company significantly scaling back the woven division, reduced factor fees as sales were substantially less than last year and other cost-cutting measures taken by the Company in 2002.

During the three months ended September 30, 2002, the Company had a decrease of interest expense of approximately $55,000 from approximately $96,000 in 2001 to approximately $41,000 in 2002, resulting from reduced borrowings and lower interest rates. In addition, the Company replaced its old term note with a new term loan on May 2, 2002 at a significantly lower interest rate.

Other income, which consisted principally of income earned in financing customer import purchases, increased approximately $22,000 from approximately $4,000 in 2001 to approximately $26,000 in 2002.

As a result of the foregoing, the Company reflected a net loss of approximately $574,000 in the three months ended September 30, 2002 compared to net income of approximately $15,000 for the same period of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Under a factoring agreement with CIT Group, the factor purchases the trade accounts receivable without recourse and assumes substantially all credit risks with respect to such accounts. The agreement allows the Company to obtain advances, computed on a borrowing base formula, from the factor that bear interest at 1/2% above the bank's prime rate (4.75% at September 30, 2002). The amounts due to the Company from the factor earn no interest. The Company has pledged its accounts receivable and property and equipment as collateral under the factor loan. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain side collateral against advances provided under the agreement.

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

There is no set limit on borrowings. The amount available for borrowing is based on a formula consisting of 90 percent of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit.

On May 2, 2002, the Company borrowed $3,000,000 from JPMorgan Chase Bank pursuant to a promissory note due May 3, 2004. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus .75% (a "Eurodollar Loan"). The interest rate on the note at May 3, 2002 was 2.90625%. In addition, Robert A. Levinson a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note. The proceeds of the note were used to pay off the outstanding balance of $1,375,557 of its term note with the CIT Group and pay down the Company's advance position of $1,160,000 with the CIT Group. The remainder was used for working capital requirements.

If necessary, Mr. Levinson has agreed to personally support the Company's cash requirements to enable it to fulfill its obligations through January 2, 2004. On September 27, 2002, Mr. Levinson delivered to the Company his written commitment that he will continue to support the Company's cash requirements until January 2, 2004, to the extent necessary, up to a maximum amount of $3 million. The Company believes its reliance on such commitment is reasonable and that Mr. Levinson has sufficient liquidity and net worth to honor such commitment. The Company believes that Mr. Levinson's written commitment provides the Company with the legal right to request and receive such advances. In the event that Mr. Levinson did not honor such commitment, the Company would have the right to sue Mr. Levinson for breach of his agreement; therefore, the Company's obligation to repay the sums owed to Mr. Levinson is not a demand obligation until after January 2, 2004.

The amount owed by the Company to Mr. Levinson as of September 30, 2002 under loans he has made to the Company is $500,000 and is a demand obligation that Mr. Levinson has promised not to demand until at least January 2, 2004. On June 5, 2002, the Company's board of directors determined that in light of the fact that the financing arrangement with the CIT Group was paid off in May of 2002, the Company currently has sufficient funds available, and the Company's other sources of financing are at lower interest rates, it was in the Company's best interest to prepay a portion of the outstanding principal amount owed to Mr. Levinson in order to save interest expenses. On June 5, 2002, the Company prepaid $220,000 of the outstanding principal amount owed to Mr. Levinson. Also, the accrued interest on this obligation of $277,233 has been classified as a long-term obligation because Mr. Levinson has promised not to demand payment until at least January 2, 2004.

The Company believes that cash generated from its sale of fabrics, the advances under the CIT Group factoring agreement, the proceeds from its term note with JPMorgan Chase and loans from Mr. Levinson (if needed) will be sufficient to fund the Company's operations through 2004. The Company's unrestricted cash at September 30, 2002 was approximately $2,000 and was approximately $3,000 at December 31, 2001.

The merger with Carlyle, if completed, will not impact the Company's liquidity since Carlyle is self funding and no new debt is being incurred in the acquisition other than the assumption by the Company of approximately $15.5 million of Carlyle's existing debt which includes an obligation commencing June 15, 2007 to redeem the Carlyle Series B preferred stock, which approximated $4.6 million at September 30, 2002.

Upon the consummation of the merger the Company will issue, in exchange for the Carlyle Series B preferred stock, shares of the Company's Series A preferred stock which shall by its terms be subject to mandatory redemption, solely to the extent the Company has sufficient funds to lawfully do so, in three equal annual installments on June 15, 2007, June 15, 2008 and

June 15, 2009, in each case from funds legally available therefore, at a price per share of Series A preferred stock equal to $1 per share, together with an amount representing accrued and unpaid dividends, whether or not declared, to the date of redemption.

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

ITEM 3.  PROCEDURES AND CONTROLS

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, (including the person performing the functions of the Company's Chief Executive Officer and Chief Financial Officer its principal executive officer and principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the person performing the functions of the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


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

PART II.   OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K.

         (a)  Exhibits filed with this report:

               Exhibit No.      Description
               -----------      -----------

               10.9             Letter dated September 27, 2002 from Mr. Robert
                                A. Levinson (incorporated herein by reference to Levcor International, Inc.'s Amendment No. 2 to Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 4, 2002).

               99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) No Reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     LEVCOR INTERNATIONAL, INC.


Date November 14, 2002              /s/ Robert A. Levinson
     -------------------------      ------------------------------------
                                    Robert A. Levinson
                                    Chairman of the Board,
                                    President,  Secretary and the principal
                                    financial officer


                                  CERTIFICATION

I, Robert A. Levinson, the principal executive officer and principal financial officer of Levcor International, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Levcor International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002.

/s/ Robert A. Levinson
----------------------
 Robert A. Levinson,
 principal executive officer and principal financial officer

                                  EXHIBIT INDEX



          Exhibit Number        Description
          --------------        -----------
          99.1                  Certification Pursuant to Section 906 of the
                                Sarbanes-Oxley Act of 2002