Form 10KSB/A
period 2001-12-31
LEVCOR INTERNATIONAL INC
filed 2002-12-19
CIK 76094

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                  FORM 10-KSB/A
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                               -

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

         Transitional Small Business Disclosure Format:   Yes         No  X
                                                             -----      -----

         Documents incorporated by reference: None

                                Table of Contents

                                                                                                                Page
  PART I..........................................................................................................2

   Item 1.     DESCRIPTION OF BUSINESS............................................................................2

   Item 2.     DESCRIPTION OF PROPERTY............................................................................4

   Item 3.     LEGAL PROCEEDINGS..................................................................................5

   Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................6

  PART II.........................................................................................................7

   Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................................7

   Item 6.     MANAGEMENT DISCUSSION AND ANALYSIS OF PLAN OF
                 OPERATION .......................................................................................7

   Item 7.     FINANCIAL STATEMENTS..............................................................................12

   Item 8.     CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE............37

  PART III.......................................................................................................37

   Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
               OF THE EXCHANGE ACT...............................................................................37

   Item 10.    EXECUTIVE COMPENSATION............................................................................38

   Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................................40

   Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................41

   Item 13.    PROCEDURES AND CONTROLS...........................................................................42

   Item 14.    EXHIBITS, LISTS AND REPORTS ON FORM 8-K...........................................................42


FORWARD-LOOKING STATEMENTS

         Some of the statements contained in this Amendment No. 1to Annual Report on Form 10-KSB/A discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking statements" within the meaning of 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of Levcor and its management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include, but are not limited to, those risks and uncertainties set forth under the heading "Factors That Could Affect Our Future Results" in Part I of this Report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.


                                    PART I.

ITEM 1.       DESCRIPTION OF BUSINESS.

         Levcor International, Inc. ("Levcor") was incorporated in 1964 as Pantepec International, Inc. under the laws of the Islands of Bermuda and was reorganized in 1967 under the laws of the State of Delaware. In 1995, Pantepec International, Inc. changed its name to Levcor International, Inc.

         In 1995, Levcor acquired a woven fabric converting business that converts cotton, synthetics, and blend fabrics for sale to domestic apparel manufacturers. This acquisition formed the basis of Levcor's current business. On July 1, 1999, Levcor purchased from Andrex Industries Corp. ("Andrex") its knit fabric and processing business that produces knit fabrics used in the production of apparel. During the fourth quarter of 2000, Levcor started a new woven division selling to the dress market. As a result of the current soft retailing climate for dresses, the woven division has not produced management's anticipated results and therefore has been scaled back significantly during the first quarter of 2002.

         Levcor is engaged in converting woven textile fabrics and processing knit textile fabrics which are sold for production principally to domestic manufacturers of women's apparel. The textile fabric converting process consists of (i) designing fabrics, (ii) purchasing yarns both dyed and undyed and commissioning knitting mills to knit the yarns into greige fabric (unfinished fabric) according to Levcor's specifications, and (iii) commissioning fabric finishers to finish the fabrics through a process of washing, bleaching, dyeing and applying certain chemical finishes to greige fabric according to Levcor's specifications. Finished apparel fabric is ready to be cut and sewn into garments. Levcor contracts with commercial transporters to deliver greige fabric from textile mills to the fabric finishers. Levcor receives orders for the sale of finished fabrics through its sales personnel and independent commissioned agents.

         The principal raw materials used by Levcor to fabricate textiles are typically a combination or blend of two or more fibers, such as rayon, acetate, polyester, cotton and acrylic. The principal suppliers of raw materials, greige goods and yarn used by Levcor during 2001 were JPS Converter and Industrial Corp. and National Spinning, Inc. The primary knitters used in the conversion process were Fairfield Textiles Corp. and Ramseur Interlock Knitting. The primary finishers in the conversion process were United Piece Dye Works, Inc. and Oxford Textiles, Inc. During the year 2001, JPS Converter and Industrial Corp. filed for bankruptcy. Levcor had anticipated the filing and had provided alternative sourcing to insure continuity of the supply of raw materials required for its business.

         In 2001, Alfred Dunner, Inc. and Nygard International, Ltd., manufacturers of women's apparel, accounted for approximately 47% and 11% of Levcor's revenues, respectively. Levcor currently employs 16 persons, all of whom are employed full time, and none of its employees are represented by a collective bargaining agreement. Levcor does not have any long-term agreements with Alfred Dunner, Nygard International or any of its other customers.

FACTORS THAT COULD AFFECT OUR FUTURE RESULTS

LEVCOR HAS A STOCKHOLDERS' DEFICIENCY AND MAY BE DEPENDENT UPON ITS PRINCIPAL STOCKHOLDER TO FUND ITS FUTURE OPERATIONS.

         Levcor has sustained losses in prior years that have adversely affected Levcor's liquidity. At December 31, 2001 current liabilities exceeded current assets by approximately $188,000, and at December 31, 2001, Levcor had a stockholders' deficiency of approximately $2,107,000. Robert A. Levinson has agreed to continue to personally support its cash requirements to enable Levcor to meet its current obligations through January 2, 2004. Levcor has successfully implemented several actions to reduce losses and improve cash flow. There can be no assurance that Mr. Levinson will continue to personally support Levcor's cash requirements, or that these measures will otherwise continue to be successful.

THE TEXTILE CONVERSION BUSINESS IS EXTREMELY COMPETITIVE.

         In the event we are unable to continue to be competitive in our product offerings and services, our business, results of operations and financial condition may suffer. Within the domestic textile converting business, competition is based on price, uniqueness in styling of fabrics and the ability to quickly respond to customers' orders. However, we cannot assure you that our domestic or foreign competitors will not be able to offer services that are more attractive to our customers or potential customers than what we are able to provide. A large number of domestic and foreign manufacturers supply apparel into the United States market, many of which have a much more significant market presence than does Levcor. Some of Levcor's competitors also have substantially greater financial, marketing, personnel and other resources than does Levcor. This may enable Levcor's competitors to compete more aggressively than can Levcor in pricing, marketing and other respects, to react more quickly to market trends and to better weather market downturns. Increased competition by existing and future competitors could result in reductions in sales or reductions in prices of Levcor's products. There is no assurance that Levcor will be able to compete successfully against present or future competitors or that competitive pressures faced by Levcor will not have a material adverse effect.

LEVCOR DEPENDS ON THIRD PARTIES FOR CRUCIAL RAW MATERIALS AND SERVICES.

         Levcor's principal raw materials are cotton, rayon and polyester. Cotton is available from a large number of suppliers. The quantity of plantings, crop and weather conditions, agricultural policies, domestic uses, exports and market conditions can significantly affect the cost and availability of cotton. The price of polyester varies and is determined by supply and demand as well as the price of petroleum used to produce polyester. Levcor depends on third party knitters, finishers and transporters in the production and delivery of the finished fabrics it sells and markets to apparel manufacturers. If any of its third party knitters, finishers and transporters fail to timely produce quality products and in sufficient qualities or fail to timely deliver finished products, Levcor's results would suffer.

LEVCOR'S BUSINESS IS SUBJECT TO THE SEASONAL NATURE OF THE FASHION INDUSTRY.

          The business of Levcor is seasonal and we typically realize higher revenues and operating income in the second and fourth calendar quarters. Such seasonality takes into account the standard lead-time required by the fashion industry to manufacture apparel, which corresponds to the respective retail selling seasons. Standard lead-time is the period of time commencing with when Levcor receives an order from a customer and ending with when Levcor ships the order to the customer. In response to this seasonality, Levcor generally increases its inventory levels, and thereby has higher working capital needs, during the third and fourth quarters of its fiscal year to meet customer demands for the peak first and fourth fiscal quarter seasons. Levcor and the U.S. apparel industry are sensitive to the business cycle of the national economy. Moreover, the popularity, supply and demand for particular apparel products can change significantly from year to year based on prevailing fashion trends and other factors. Reflecting the cyclical nature of the apparel industry, many apparel producers tend to increase capacity during years in which sales are strong. These increases in capacity tend to accelerate a general economic downturn in the apparel markets when demand weakens. These factors have contributed historically to fluctuations in Levcor's results of operations and these fluctuations are expected to occur in the future. Levcor may be unable to compete successfully in any industry downturn.

         Levcor's seasonality, along with other factors that are beyond Levcor's control, including general economic conditions, changes in consumer behavior, weather conditions, availability of import quotas and currency exchange rate fluctuations, could adversely affect Levcor and cause its results of operations to fluctuate. Results of operations in any period should not be considered indicative of the results to be expected for any future period. The sale of Levcor's products is subject to substantial cyclical fluctuation. Sales tend to decline in periods of recession or uncertainty regarding future economic prospects that affect consumer spending, particularly on discretionary items. This cyclicality and any related fluctuation in consumer demand could have a material adverse effect on Levcor's results of operations and financial condition.

ITEM 2.       DESCRIPTION OF PROPERTY.

         Levcor's offices are located at 462 Seventh Avenue, 20th Floor, New York, New York 10018. Levcor has entered into a seven-year lease of this property, which expires on January 21, 2007, at an annual rent of $162,500. Levcor believes that this office is suitable to service its current level of sales and satisfy its foreseeable needs.

ITEM 3.       LEGAL PROCEEDINGS.

         The 0.67% carried interest in the Kotaneelee gas field sold by Levcor in August 1991, as well as Magellan Petroleum Corporation's 2.67% carried interest in such field, is held in trust by Canada Southern Petroleum Ltd. ("Canada Southern"), which has a 30% carried interest in such field. In late 1987, Canada Southern commenced an action against Allied-Signal, Inc. in Florida alleging its failure to fulfill certain contractual obligations to develop the field (the "Florida Action"). In September 1988, Allied-Signal, Inc. commenced an action (the "Allied-Signal Action") in Calgary, Canada against Dome Petroleum Limited, Amoco Production Company and Amoco Canada Petroleum Company, Ltd. ("Amoco Canada" and, collectively, the "Amoco-Dome Group") seeking a declaration that the defendants were responsible for the development of the field, and also seeking reimbursement of its legal costs incurred in the Florida Action. The Florida Action has since been dismissed.

         In March 1989, Allied-Signal, Inc. amended its complaint in the Allied-Signal Action to add Levcor, Canada Southern and Magellan Petroleum Corporation ("Magellan") as additional defendants. Certain of the other defendants in the Allied-Signal Action have filed counterclaims against Levcor and other defendants seeking indemnification for unspecified costs and expenses incurred by them in defending the Allied-Signal Action. In January 1996, Levcor, Allied-Signal, Inc., Canada Southern and Magellan Petroleum Corporation entered into a settlement whereby each party agreed not to sue any of the other parties and, subsequently, the Allied-Signal Action was discontinued.

         Shortly after the Allied-Signal Action commenced, the Amoco-Dome Group filed a counterclaim against Levcor, Canada Southern and Magellan seeking certain declaratory relief with respect to their alleged failure to fulfill certain contractual obligations to develop and market gas from the Kotaneelee gas field. The trial on the counterclaim action commenced on September 3, 1996, and is ongoing.

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

         On March 7, 1990, Canada Southern filed a statement of claim in the Canada Court against the Amoco-Dome Group, Columbia, Mobil and Esso seeking forfeiture of the Kotaneelee gas field, damages and other relief for breach of fiduciary duty (the "Forfeiture Action"). Levcor was added as a party plaintiff to this action in November 1993. If such claim is upheld, Levcor could recover a 2 percent interest in the Kotaneelee gas field and damages. The defendants have contested the claim and Canada Southern is pursuing discovery and trial. Columbia filed a counterclaim seeking, if Canada Southern is successful in its claims, repayment from Canada Southern, Levcor and Magellan Petroleum Corporation of all sums expended by Columbia on the Kotaneelee gas fields before Canada Southern, Levcor and Magellan Petroleum Corporation are entitled to their interests. The trial commenced in September 1996, and is ongoing. Based on recently discovered evidence, Canada Southern petitioned the Canada Court for leave to amend its complaint to add a claim that the defendants in the action failed to develop the field in a timely manner.

         The field operator has entered into a contract for the sale of the Kotaneelee gas field. Levcor believes that it is too early to determine the impact, if any, that this contract may have on the status of these cases.

         On August 6, 1991, Levcor sold to an independent third party (the "Buyer") its carried interest in a lease in property, including the Kotaneelee gas field. The agreement for the transfer of Levcor's interest provides that Levcor shall continue to prosecute the Declaratory Action and the Forfeiture Action. Levcor and the Buyer have agreed to share equally all costs and expenses of the Declaratory Action and the Forfeiture Action and to share equally any payments or other benefit resulting from the resolution of such actions. The agreement further provides that Levcor shall indemnify the Buyer against all actions, proceedings, claims, demands, damages and expenses brought against or suffered by the Buyer which arise out of, or are attributable to, the Allied-Signal Action.

         Levcor has been advised that under Canadian law certain costs (known as "Taxable Costs") of a litigation may be assessed against a nonprevailing party. Taxable costs consist primarily of attorneys and expert witness fees incurred during a trial. Effective September 1, 1998, the Alberta Rules of Court were amended to provide for a material increase in the costs which may be awarded to the prevailing party in matters before the Court. In addition, a judge in complex and lengthy trials has the discretion to increase an award of Taxable Costs.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II.

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Levcor common stock, par value $0.56 per share, is traded on the Over The Counter Bulletin Board under the symbol "LEVC.OB." The common stock is traded sporadically, and no established liquid trading market currently exists therefor.

         The following table sets forth the range of high and low bids of Levcor common stock for the calendar quarters indicated. The quotes listed below reflect inter-dealer prices or transactions solely between market-makers, without retail mark-up, mark-down or commission and may not represent actual transactions.

 2000                             High                      Low
 First Quarter                   $1.375                   $0.625
 Second Quarter                   1.125                    0.625
 Third Quarter                    1.000                    0.625
 Fourth Quarter                   2.031                    0.750

 2001
 First Quarter                    2.438                    1.188
 Second Quarter                   4.400                    1.250
 Third Quarter                    5.000                    2.150
 Fourth Quarter                   3.000                    1.800


HOLDERS OF RECORD

         As of March 14, 2002, there were approximately 6,300 holders of record of Common Stock.

DIVIDEND POLICY

         Levcor has not paid any cash dividends on shares of its common stock and has no present intention to declare or pay cash dividends on such shares in the foreseeable future.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

         This management's discussion and analysis of Levcor's financial condition and results of operations and other portions of this report contain forward-looking information that involve risks and uncertainties. Levcor's actual results could differ materially from those anticipated by this forward-looking information. Factors that may cause such differences include, but are not limited to, those discussed under the heading "risk factors" and elsewhere in this report. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with Levcor's financial statements and the related notes included elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

         The following is a brief discussion of the critical accounting policies used in the preparation of Levcor's financial statements, including those accounting policies and methods used by Levcor which require subjective judgments and are considered very important to the understanding of Levcor's financial condition.

     Receivables

         Under our factoring agreement, the factor purchases substantially all of the trade accounts receivable without recourse and assumes substantially all credit risks with respect to such accounts. The agreement allows Levcor to obtain advances, computed on a borrowing base formula, from the factor that bear interest at 1/2% above the bank's prime rate (4.75% at September 30, 2002). The amounts due to Levcor from the factor earn no interest. Levcor has pledged its accounts receivable and property and equipment as collateral under the factor loan.

     Inventory

         Inventories are stated at the lower of cost (principally average cost) or market. Inventories consist of yarn and greige goods (collectively considered raw materials), work in process and finished goods.

         Levcor estimates the markdowns required for inventories based upon future marketability as well as general economic conditions. Levcor believes that it has recorded adequate markdowns and therefore the inventory valuation does not require any additional valuation adjustments.

     Revenue Recognition

         Revenue is recognized when goods are shipped to customers. Usual sales terms are FOB shipping point, at which time Levcor has completed all performance obligations to consummate the sale. On occasion, Alfred Dunner has approached Levcor to bill and hold merchandise. Levcor recognizes revenue on these transactions only when all of the following occurs: the risks of ownership have passed to the buyer, the customer has made a fixed commitment to purchase the goods, the customer has requested that the transaction be on a bill and hold basis even though the goods are ready for shipment, there is a fixed date of delivery, Levcor has performed all performance obligations to consummate the sale and the goods are segregated from the remainder of Levcor's goods in the warehouse. At December 31, 2002 and 2001, Levcor did not recognize any revenues from bill and hold transactions.

     Debt and Debt Covenants

     During the period ended December 31, 2002, Levcor was in compliance with all debt covenants.

RESULTS OF OPERATIONS

Calendar Year 2001 Compared to Calendar Year 2000

         Sales for 2001 were approximately $20,108,000, an increase of approximately $2,850,000, or 16.5%, from approximately $17,258,000 for 2000, due to new business from Levcor's woven division. The cost of sales in 2001 was approximately $16,252,000, an increase of approximately $1,903,000, or 13.3%, which is caused by the increase in sales, from approximately $14,349,000 in 2000. The gross profit for 2001 was approximately $3,856,000, an increase of approximately $946,000, or 32.5%, from a gross profit of approximately $2,910,000 for 2000. The gross profit percentage was 19.2% in 2001 as compared to 16.9% in 2000. The gross profit increase resulted from Levcor's concentrating its business in products with higher overall profit margins.

         Levcor's total selling, general and administrative expenses for 2001 were approximately $3,236,000, an increase of approximately $230,000, or 7.7%, from approximately $3,006,000 in 2000. Such increase was due to the increased costs associated with the woven business that was in operation for the entire 2001 year.

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

LIQUIDITY AND CAPITAL RESOURCES

         Under Levcor's factoring agreement with CIT Group, the factor purchases Levcor's trade accounts receivable and assumes substantially all credit risks with respect to such accounts. The amounts due to Levcor from the factor earn no interest. The agreement allows Levcor to obtain advances from the factor that bear interest at 1/2% above the bank's prime rate. Levcor has pledged its accounts receivable and property and equipment as collateral under the agreement. The amount available for advances under the factoring agreement is the difference between eligible receivables less funds in use and outstanding letters of credit.

         On December 15, 2000, Levcor refinanced $1,500,000 of the factor loan into a term note with the CIT Group. Levcor and Robert A. Levinson have provided substantially the same collateral that is provided under the factor loan as collateral for the term note. The term note is payable in 35 equal consecutive monthly installments of $8,696 beginning on February 1, 2001, with a final installment of $1,195,652 due on January 1, 2004. In addition, the term note contains covenants that include a limitation on the amount of capital expenditures and certain procedural covenants.

         Under the factoring agreement, the factor purchases the trade accounts receivable without recourse and assumes substantially all credit risks with respect to such accounts. The agreement allows Levcor to obtain advances from the factor that bear interest at 1/2% above the bank's prime rate (4.75% at December 31, 2001). The amounts due to Levcor from the factor earn no interest. Levcor has pledged its accounts receivable and property and equipment as collateral under the advances. In addition, Robert A. Levinson a stockholder, officer and director of Levcor has provided certain side collateral against advances provided under the agreement.

         There is no set limit on borrowings. The amount available for borrowing is based on a formula consisting of 90 percent of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit.

         On May 2, 2002 Levcor borrowed $3,000,000 from JPMorgan Chase Bank pursuant to a promissory note due May 3, 2004. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus .75% (a "Eurodollar Loan"). The interest on the note at May 3, 2002 was 2.90625%. In addition, Robert A. Levinson a stockholder, officer and director of Levcor has provided certain additional collateral guaranteeing the note. The proceeds of the note were used to payoff the outstanding balance of $1,375,557 of its term note with the CIT Group and pay down Levcor's advance position of $1,160,000 with the CIT Group. The remainder was used for working capital requirements.

         If necessary, Mr. Levinson has agreed to personally support Levcor's cash requirements to enable it to fulfill its obligations through January 2, 2004. On September 27, 2002 Mr. Levinson delivered to Levcor his written commitment that he will continue to support Levcor's cash requirements until January 2, 2004, to the extent necessary, up to a maximum amount of $3 million. Levcor believes its reliance on such commitment is reasonable and that Mr. Levinson has sufficient liquidity and net worth to honor such commitment. Levcor believes that Mr. Levinson's written commitment provides Levcor with the legal right to request and receive such advances. In the event that Mr. Levinson did not honor such commitment, Levcor would have the right to sue Mr. Levinson for breach of his agreement.

         The amount owed by Levcor to Mr. Levinson as of June 30, 2002 under loans he has made to Levcor is $500,000 and is a demand obligation that Mr. Levinson has promised not to demand until at least January 2, 2004. On June 5, 2002 the Levcor board of directors determined that in light of the fact that the financing arrangement with CIT was paid off in May of 2002, Levcor currently has sufficient funds available, and Levcor's other sources of financing are at lower interest rates, it was in Levcor's best interest to prepay a portion of the outstanding principal amount owed to Mr. Levinson in order to save interest expenses. On June 5, 2002, Levcor prepaid $220,000 of the outstanding principal amount owed to Mr. Levinson. Also, the accrued interest on this obligation of $269,671 has been classified as a long-term obligation because Mr. Levinson has promised not to demand payment until at least January 2, 2004.

         Levcor's obligation to repay the sums owed to Mr. Levinson is not a demand obligation until after January 2, 2004. On February 28, 2002 Mr. Levinson delivered to Levcor his written undertaking that he will not require the repayment of the loan together with accrued and unpaid interest, prior to January 2, 2004. Levcor believes its reliance on such undertaking is reasonable. In the event that Mr. Levinson did demand repayment prior to January 2, 2004, Levcor believes that such demand would be unenforceable and that Levcor would have the right to sue Mr.

Levinson for breach of his agreement. Mr. Levinson reaffirmed this undertaking in writing on September 27, 2002.

         Levcor believes that cash generated from Levcor's sale of fabrics, the advances under the CIT Group factoring agreement, the proceeds from its term note with JPMorgan Chase and loans from Mr. Levinson (if needed) will be sufficient to fund Levcor's operations through 2004. Levcor's unrestricted cash at September 30, 2002 was approximately $2,000 and was approximately, $3,000 at December 31, 2001.

         Levcor's future minimum lease payments under noncancelable operating leases at December 31, 2001 are approximately $900,000 for the years 2002 through 2006. The majority of these payments are for Levcor's headquarters in New Jersey.

         SEASONALITY

         The business of Levcor is seasonal and typically higher revenues and operating income are realized in the second and fourth calendar quarters. Such seasonality takes into account the standard lead-time required by the fashion industry to manufacture apparel, which corresponds to the respective retail selling seasons. Standard lead-time is the period of time commencing with when Levcor receives an order from a customer and ending with when Levcor ships the order to the customer.

         IMPACT OF INFLATION

         Levcor's results are affected by the impact of inflation on operating costs. Historically, Levcor has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.

CURRENT ACCOUNTING ISSUES

SFAS No. 142

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to an annual assessment for impairment by applying a fair-value based test. The standard became effective beginning January 1, 2002. Levcor has yet to determine the impact of the statement on its financial position and results of operations.

SFAS No. 144

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The standard became effective beginning January 1, 2002. Levcor has determined that the impact of initial adoption will not have a material impact on Levcor's financial position or results of operations.

ITEM 7.       FINANCIAL STATEMENTS

                           LEVCOR INTERNATIONAL, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----
AUDITED FINANCIAL STATEMENTS


Reports of Independent Certified Public Accountants.........................14


Balance Sheet for the Year Ended December 31, 2001..........................16


Statement of Operations for the Years Ended December 31, 2001 and 2000......17


Statement of Stockholders' Deficiency for the Years Ended
  December 31, 2001 and 2000................................................18


Statement of Cash Flows for the Years Ended
  December 31, 2001 and 2000................................................19


Notes to Financial Statements...............................................20

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



Grant Thornton LLP

New York, New York
April 16, 2001


                                        LEVCOR INTERNATIONAL, INC.

                                              BALANCE SHEET
                                            DECEMBER 31, 2001

                                                 ASSETS
                                                 ------
Current assets
  Cash                                                                          $        2,685
  Accounts receivable, less allowances of $17,525                                       43,297
  Inventories                                                                        2,211,503
  Prepaid expenses and other current assets                                             49,150
                                                                                --------------
           Total current assets                                                      2,306,635

Property and equipment, less accumulated
  depreciation and amortization of $69,043                                              87,426
Assets held for sale                                                                   234,400
Security deposits                                                                       34,650
                                                                                --------------
                                                                                $    2,663,111
                                                                                ==============


                                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                      ----------------------------------------

Current liabilities
  Accounts payable and accrued expenses                                         $    1,518,637
  Due to factor                                                                        788,329
  Deferred income                                                                       33,267
  Current maturities of long-term debt                                                 154,348
                                                                                --------------
           Total current liabilities                                                 2,494,581
                                                                                --------------
Long-term debt, less current maturities                                              1,306,651
                                                                                --------------
Loans payable - officer/stockholder                                                    969,080
                                                                                --------------
Commitment and contingencies                                                             -

Stockholders' deficiency
   Common stock - par value $.56 per share; authorized 15,000,000 shares,
     issued 2,383,647 shares and outstanding 2,326,047 shares                        1,334,842
   Capital in excess of par value                                                    5,267,561
   Accumulated deficit                                                          (    8,632,417)
                                                                                --------------
                                                                                (    2,030,014)
   Less - Treasury stock - at cost, 57,600 shares                               (       77,187)
                                                                                --------------
                                                                                (    2,107,201)
                                                                                --------------
                                                                                $    2,663,111
                                                                                ==============


The accompanying notes are an integral part of these financial statements.

                           LEVCOR INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                       2001             2000
                                                                   -----------       -----------
Net sales                                                          $20,107,692       $17,258,354

Cost of goods sold                                                  16,252,165        14,348,638
                                                                   -----------       ----------
           Gross profit                                              3,855,527         2,909,716
                                                                   -----------       -----------
Selling, general and administrative expenses                         3,236,402         3,005,684
Loss on impairment of assets held for sale                              20,000            50,000
                                                                   -----------       -----------
                                                                     3,256,402         3,055,684
                                                                   -----------       -----------
           Income (loss) from operations                               599,125        (  145,968)
                                                                   -----------       -----------
Other income (expense)
   Interest expense                                                 (  426,555)       (  418,018)
   Other income                                                         19,580           139,027
                                                                   -----------       -----------
                                                                    (  406,975)       (  278,991)
                                                                   -----------       -----------
           Income (loss) from continuing operations                    192,150        (  424,959)
Loss from discontinued operations                                         -           (    7,487)
                                                                   -----------       -----------
           Net income (loss)                                       $   192,150       $(  432,446)
                                                                   ===========       ===========

Earnings per share:

   Basic
     Income (loss) from continuing operations                      $      0.08       $     (0.19)
     Loss from discontinued operations                                    -                 -
                                                                   -----------       -----------
     Basic net income (loss) per common share                      $      0.08       $     (0.19)
                                                                   ===========       ===========
   Diluted
     Income (loss) from continuing operations                      $      0.08       $     (0.19)
     Loss from discontinued operations                                    -                 -
                                                                   -----------       -----------
     Diluted net income (loss) per common share                    $      0.08       $     (0.19)
                                                                   ===========       ===========

Weighted average number of shares
   outstanding - basic                                               2,321,337         2,316,727
Potential common stock                                                  73,857              -
                                                                   -----------       -----------
Weighted average number of shares
   outstanding - diluted                                             2,395,194         2,316,727
                                                                   ===========       ===========


*The amount of loss per share is less than $0.01.

The accompanying notes are an integral part of these financial statements.

                           LEVCOR INTERNATIONAL, INC.
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000




                                                           Common Stock                 Capital
                                                  -------------------------------      in Excess       Accumulated
                                                     Shares            Amount        of Par Value        Deficit
                                                  -----------       -------------  ---------------   ----------------
Balance, January 1, 2000                            2,354,299       $   1,318,407    $   5,246,177        $(8,392,121)

Shares issued for services rendered                    17,000               9,520            8,480               -
Stock options exercised                                 5,000               2,800              325               -
Net loss                                                 -                   -               -               (432,446)
                                                  -----------       -------------    -------------    ---------------

Balance, December 31, 2000                          2,376,299           1,330,727        5,254,982         (8,824,567)

Shares issued for services rendered                     7,348               4,115           12,579               -
Net income                                               -                   -               -                192,150
                                                  -----------       -------------    -------------       ------------

Balance, December 31, 2001                          2,383,647       $   1,334,842    $   5,267,561        $(8,632,417)
                                                  ===========       =============    =============        ===========


                                                         Treasury Stock
                                                  -----------------------------         Total
                                                                                    Stockholders'
                                                   Shares            Amount           Deficiency
                                                  ----------      -------------    -------------
Balance, January 1, 2000                             54,000       $  (  74,062)    $ (1,901,599)

Shares issued for services rendered                    -                   -             18,000
Stock options exercised                               3,600          (   3,125)            -
Net loss                                               -                   -         (  432,446)
                                                  ---------       -------------    -------------

Balance, December 31, 2000                           57,600          (  77,187)      (2,316,045)

Shares issued for services rendered                    -                   -             16,694
Net income                                             -                   -            192,150
                                                  ---------       -------------    -------------

Balance, December 31, 2001                           57,600       $  (  77,187)    $ (2,107,201)
                                                  =========       =============    =============



The accompanying notes are an integral part of these financial statements.

                           LEVCOR INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                    2001                2000
                                                                                 ------------      --------------
Cash flows from operating activities of continuing operations
   Net income (loss) from continuing operations                                  $   192,150       $(   424,959)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities
       Depreciation and amortization                                                  30,860             21,494
       Provision for doubtful accounts                                                10,825               -
       Services paid in common stock                                                  16,694             18,000
       Disposal of assets from discontinued operations
         charged to continuing operations as compensation                               -                33,138
       Loss on sale of assets held for sale                                             -                37,600
       Loss on impairment of assets held for sale                                     20,000             50,000
       Loss on disposal of property and equipment                                       -                   522
       Changes in operating assets and liabilities
         Accounts receivable                                                          88,248        (    87,131)
         Inventories                                                               1,476,081        ( 1,364,596)
         Prepaid expenses and other current assets                                    53,502        (    69,664)
         Security deposits                                                              -           (     5,400)
         Accrued interest on loan payable - officer/stockholder                       43,200             43,318
         Accounts payable and accrued expenses                                    (2,311,788)         2,892,635

         Deferred income                                                              33,267               -
                                                                                 -----------       ------------

           Net cash provided by (used in) operating activities
             of continuing operations                                               (346,961)         1,144,957
                                                                                 -----------       ------------

Cash used in operating activities of discontinued operations                            -           (    33,523)
                                                                                 -----------       ------------

Cash flows from investing activities
   Proceeds from sale of assets held for sale                                         20,650             49,550
   Purchases of property and equipment                                                (8,815)           (98,046)
                                                                                 -----------       ------------
           Net cash provided by (used in) investing activities                        11,835        (    48,496)
                                                                                 -----------       ------------

Cash flows from financing activities
   Payment of long-term debt                                                      (  689,001)       (   827,500)
   Proceeds from (payments to) factor                                            _ 1,019,406       _(   231,077)
                                                                                 -----------       ------------


           Net cash provided by (used in) financing activities                       330,405       (  1,058,577)

           Net increase (decrease) in cash                                        (    4,721)             4,361

Cash, beginning of year                                                                7,406              3,045
                                                                                 -----------       ------------
Cash, end of year                                                                $     2,685       $      7,406
                                                                                 ===========       ============
Supplemental disclosure of cash flow information
  Cash paid during the year for interest                                         $   383,355       $    395,686
                                                                                 ===========       ============

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

         The Company sustained substantial losses in prior years that have adversely affected the Company's liquidity. At December 31, 2001, current liabilities exceeded current assets by approximately $188,000 and the Company had a stockholders' deficiency of approximately $2,107,000. Robert A. Levinson, an officer, director and stockholder of the Company has agreed to continue to personally support the Company's cash requirements to enable the Company to meet its current obligations through January 2, 2004 and to fund future operations.

         The Company has successfully implemented several actions to reduce losses and improve cash flow. These actions, which include beginning a new product line in October 2000 and the reduction of certain operating costs, have produced a profit from continuing operations during the year ended December 31, 2001. Although there can be no assurance that these measures will continue to be successful, the Company believes that future operations and support from Robert
A. Levinson will provide sufficient liquidity to fund current operations.

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

Impairment and Disposal of Long-Lived Assets

         On an ongoing basis, the Company reviews the valuation of long-term assets. As part of the review, the Company estimates the undiscounted future cash flow expected to be generated by the related assets to determine whether an impairment has occurred. If such future cash flows are insufficient to recover the carrying amount of the assets, impairment is recognized and the carrying value of any impaired assets would be reduced to fair value.

         The Company initiated a process to sell certain operating machinery and equipment. This machinery and equipment was acquired in a business combination in September 1999. The machinery and equipment has never been used and, accordingly, no depreciation has ever been taken. In 2001, the Company sold part of the equipment for book value. The Company expects to complete the sale of the remaining machinery and equipment in 2002.

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

                           LEVCOR INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

         Revenue is recognized when goods are shipped to customers. Usual sales terms are FOB shipping point, and at this time the Company has performed all performance obligations to consummate the sale. On occasion, the Company recognizes revenue on bill and hold sales for its most significant customer (see
Note 13). The Company recognizes revenue on these transactions only when all of the following occurs: the risks of ownership have passed to the buyer, the customer has made a fixed commitment to purchase the goods, the customer has requested that the transaction be on a bill and hold basis even though the goods are ready for shipment, there is a fixed date of delivery, the Company has performed all performance obligations to consummate the sale and the goods are segregated from the remainder of the Company's goods in the warehouse. During the year ended December 31, 2001, the Company did not recognize any revenues from bill and hold transactions. During the year ended December 31, 2000, the Company recognized $519,518 of revenue from bill and hold sales.

         The significant costs included in selling, general and administrative expenses are salaries, sales commissions, benefits and related payroll taxes, rent and utilities, professional fees, factor fees, product development costs, shipping and warehousing, travel and entertainment and telecommunication expenses.

Shipping and Handling

         For each of the years December 31, 2001 and 2000, the Company billed approximately $10,000 of shipping and handling fees to customers in each year. During the same periods, the Company incurred shipping and handling costs of $110,000 and $100,000 respectively. Because the amount billed was not material, these fees were netted against the costs, which were included in selling, general and administrative expenses.

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

Reclassifications

         Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

                           LEVCOR INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


2 - AMENDMENT TO ASSET PURCHASE AGREEMENT (Continued)

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


3 - ACCOUNTS RECEIVABLE FACTORED

         Under a factoring agreement, the factor purchases the trade accounts receivable without recourse and assumes substantially all credit risks with respect to such accounts. The agreement allows the Company to obtain advances, computed on a borrowing base formula, from the factor that bear interest at 1/2% above the bank's prime rate (4.75% at December 31, 2001). The amounts due to the Company from the factor earn no interest. The Company has pledged its accounts receivable and property and equipment as collateral under the factor loan. In addition, Robert A. Levinson has provided certain side collateral against advances provided under the agreement.

         On December 15, 2000, the Company refinanced $1,500,000 of the factor loan into a term note with the CIT Group (see Note 6), the Company's factor. The Company and Robert A. Levinson have provided substantially the same collateral that is provided under the factor loan as collateral for the term note.

4 - INVENTORIES

          Inventories consist of the following:

                 Raw materials                                                       $      975,602
                 Work in process                                                            535,852
                 Finished goods                                                             700,049
                                                                                     --------------

                                                                                     $    2,211,503
                                                                                     ==============
5 - PROPERTY AND EQUIPMENT

          Property and equipment consist of the following:

               Computer equipment                                                    $      102,108
               Furniture and fixtures                                                        26,244
               Leasehold improvements                                                        18,132
               Machinery and equipment                                                        9,985
                                                                                     --------------
                                                                                            156,469

               Less - Accumulated depreciation
                  and amortization                                                           69,043
                                                                                     --------------

                                                                                     $       87,426
                                                                                     ==============
6 - LONG-TERM DEBT

          Long-term debt at December 31, 2001 is as follows:

               Amended  note payable to Andrex (see Note 2),  bearing  interest
                  at a rate of 6.5% per annum                                        $      50,000
               Term  promissory note payable to CIT Group (see Note 3), bearing interest at Chase's  prime rate (4.75% at December  31, 2001)
                  plus 1/2%                                                              1,410,999
                                                                                     -------------

                                                                                         1,460,999

               Less - Current maturities                                                   154,348
                                                                                     -------------

                                                                                     $   1,306,651
                                                                                     =============

                           LEVCOR INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


6 - LONG-TERM DEBT (Continued)

         On December 15, 2000, the Company refinanced $1,500,000 of the factor loan into a term note with the CIT Group, the Company's factor. The Company and Robert A. Levinson have provided substantially the same collateral that is provided under the factor loan as collateral for the term note. The term note is payable in 23 equal consecutive monthly installments of $8,696 beginning on February 1, 2001, with a final installment of $1,300,000 due on January 1, 2003. In addition, the term note contains covenants that include a limitation on the amount of capital expenditures and certain procedural covenants. The Company was in violation of the covenant regarding limitations on capital expenditures and requiring audited financial statements within 90 days of the December 31, 2000 year-end. In May 2001, the term note was amended to revise those covenants. The Company is now in compliance with the loan's covenants. In December 2001, the term note was amended to extend its due date to January 1, 2004 with a final installment of $1,195,652 due at that date and the factoring agreement was amended to provide a reduction of its factoring fees and a termination date that coincides with the January 1, 2004 due date of the term note. All other terms of the term note and factoring agreement remain in force.

7 - RELATED PARTY TRANSACTIONS

         Robert Levinson has provided $720,000 of loans to the Company. The loans bear interest at 6% per annum. Mr. Levinson has agreed to defer the payment of interest during 2001 and 2000. In addition, Mr. Levinson has agreed not to require payment of these loans and $249,080 of the related accrued interest at December 31, 2001, prior to January 2, 2004.

         In addition to being a director of Levcor, Edward H. Cohen serves as counsel to Katten Muchin Zavis Rosenman, legal counsel to Levcor. During the twelve months ended December 31, 2001, fees for those services provided to Levcor by Katten Muchin Zavis Rosenman totaled $41,540, of which $12,343 was settled through the issuance to Katten Muchin Zavis Rosenman of 4,448 shares of Levcor common stock with a fair market value of $2.76 per share on the date of such issuance.

                           LEVCOR INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

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

         The Company's ultimate legal and financial liability in respect to all claims, lawsuits and proceedings referred to above cannot be estimated with any degree of certainty. Accordingly, the Company has not recognized any loss related to these contingencies.

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


                                                   2001            2000
                                               -----------      ----------

       Net income (loss)
         As reported                           $  192,150       $ (432,446)
         Pro forma                                 99,150         (444,446)
       Basic earnings (loss) per share
         As reported                           $      .08       $     (.19)
         Pro forma                                    .04             (.19)
       Diluted earnings (loss) per share
         As reported                           $      .08       $     (.19)
         Pro forma                                    .04             (.19)

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


         The following table summarizes option activity for the years ended December 31, 2001 and 2000:

                                                       Incentive Options
                                                 -----------------------------
                                                                    Weighted -
                                                   Number             Average
                                                    of               Exercise
                                                  Options              Price
                                                  -------           ----------

               Balance, January 1, 2000            77,300           $   .581

                  Granted                         152,700               .818
                  Exercised                        (5,000)              .625
                                                  -------

               Balance, December 31, 2000         225,000               .741

                  Granted                          61,700              1.05
                                                  -------           --------

                Balance, December 31, 2001        286,700           $   .819
                                                  =======           ========


         During October 2000, an option holder utilized shares previously owned in excess of six months to pay for the exercise price of the options. The amount was recorded as a treasury stock transaction at the cost to the Company of acquiring 3,600 shares at the date of exercise, or $3,125.

                           LEVCOR INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS



10 - STOCK OPTION PLAN (Continued)

         The following table summarizes information about stock options as of December 31, 2001:


                                           Options Outstanding                        Options Exercisable
                             --------------------------------------------         ----------------------------
                                                Weighted -
                                                  Average          Weighted -                        Weighted -
          Range of                               Remaining           Average                           Average
          Exercise             Number           Contractual         Exercise         Number           Exercise
           Prices           Outstanding            Life               Price        Exercisable          Price
       -----------          -----------      ---------------       ----------      -----------      ---------
       $.25 to $.50              20,800           3.2               $  .36            20,800          $  .36
       $.63 to $.81             200,000           8.2               $  .77           100,000          $  .72
       $1.10 to $2.00            65,900           9.8               $ 1.13             1,900          $ 1.58
                            -----------                                            ------------

                                286,700                                              122,700
                            ===========                                            ============


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

15 - DISCONTINUED OPERATIONS

         Since 1995, the Company's primary operating segment has been its textile converting business. Due to the potentially significant insurance cost increases relating to the oil and gas segment, coupled with the retirement of the Treasurer of the Company, management decided to transfer its interest in the remaining oil well to the Treasurer as a noncash retirement arrangement. The transfer resulted in a charge to operations during 2000 of $33,138. The retirement settlement charge in 2000 is included in selling, general and administrative expenses. Accordingly, the operating results have been segregated from continuing operations and are reported as discontinued operations in the accompanying statements of operations and cash flows.

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


16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

         Selected quarterly financial data for the year ended December 31, 2001 is as follows:


                                          First           Second           Third           Fourth
                                         Quarter          Quarter         Quarter          Quarter          Total
                                     -------------    -------------   -------------    -------------   ---------------
  Total revenue                      $   7,763,092    $   5,102,196   $   4,014,204    $   3,228,200   $    20,107,692
  Net income (loss)                        306,432           51,027          14,777         (180,086)          192,150
  Earnings (loss) per share
     Basic                                     .13              .02             .01             (.08)              .08
     Diluted                                   .13              .02             .01             (.08)              .08


17 - OTHER INCOME

         Other income consists principally of reimbursement of expenses in the year 2001, and a lease buyout for $100,000 and an insurance recovery of $40,000 for the year 2000.

ITEM 8. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On November 28, 2001, Levcor filed a Form 8-K with the Securities and Exchange Commission disclosing that Levcor was dismissing Grant Thornton LLP as its principal independent accountant and has engaged Friedman Alpren & Green LLP as its new principal independent accountant. The audit reports of Grant Thornton LLP on Levcor's financial statements for the years ended December 31, 2000 and 1999 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

                                   PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth information concerning each of the directors and executive officers of Levcor:

NAME                       AGE        TITLE
----                       ---        -----

Robert A. Levinson         76         Chairman of the Board of Directors,
                                      President, Secretary and Principal
                                      Financial Officer

Edward H. Cohen            63         Director

John McConnaughy           72         Director


         Robert A. Levinson has been Chairman of the board of directors, President, Secretary and Principal Financial Officer of Levcor since June 1989. Since May 1998, Mr. Levinson has been Chairman of the board of directors, President and Chief Executive Officer of Carlyle Industries, Inc. From 1979 until May 1, 1995, Mr. Levinson was Chairman of the board of directors of Andrex Industries Corp., a company engaged in textile manufacturing and processing. Mr. Levinson is a member of the Advisory Board of The National Dance Institute and The Harlem School of the Arts, and is Vice Chairman of the board of directors of The Academy of Design and Museum.

         John McConnaughy has been a director of Levcor since June 1989. Mr. McConnaughy is chairman and chief executive officer of JEMC Corporation, a company engaged in exploring investment opportunities. From 1981 until his retirement in 1992, Mr. McConnaughy was chairman of the board and chief executive officer of GEO International Corporation, a company engaged in screen-printing and oil services. Mr. McConnaughy also served as President of GEO International Corporation from 1985 until his retirement in 1992. Mr. McConnaughy is

Chairman of the Board of the Excellence Group, LLC, which filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code on January 13, 1999. The Excellence Group's subsidiaries produced labels for a variety of customers. Mr. McConnaughy serves as a director of Varsity Sports, Inc., Adrien Arpel, Inc., Mego Corporation, Transact International, Inc., Wave Systems Corp. and DeVlieg-Bullard, Inc.

         Edward H. Cohen has been a director of Levcor since June 1998. Mr. Cohen is currently Counsel to the law firm of Katten Muchin Zavis Rosenman, and for more than the past five years, until January 31, 2002, Mr. Cohen was a Senior Partner at its predecessor law firm, Rosenman & Colin LLP. Mr. Cohen also serves as a director of Franklin Electronic Publishers, Inc., a designer and developer of electronic products, and its 82%-owned subsidiary, Voice Powered Technology, Inc., Phillips-Van Heusen Corporation, a manufacturer and retailer of apparel and footwear, and Merrimac Industries, Inc., a designer and producer of microwave and radio frequency components.

         There are no arrangements or understandings pursuant to which any person has been elected as a director or executive officer of Levcor. Directors are elected annually by the stockholders and hold office until the next annual meeting of stockholders or until their respective successors are elected and qualified. Levcor has not held a stockholder meeting since 1995. Executive officers are elected by the Board of Directors and hold office until their respective successors are elected and qualified. There is no family relationship among any directors or executive officers of Levcor.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires Levcor's executive officers, directors and persons who beneficially own greater than 10% of a registered class of Levcor's equity securities to file certain reports ("Section 16 Reports") with the Securities and Exchange Commission with respect to ownership and changes in ownership of the Common Stock and other equity securities of Levcor. Based solely on Levcor's review of the Section 16 Reports furnished to Levcor, all Section 16(a) requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2001.


ITEM 10. EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

         Directors do not receive any annual fee for their services, but do receive an annual grant (in January) of options to purchase the number of shares of Levcor common stock derived by dividing $1,500 by the fair market value of a share of Levcor common stock on the date of grant. In 2001, 2,400 shares of Levcor common stock were granted to non-employee directors.

EXECUTIVE COMPENSATION

         The following table and discussion summarizes all compensation awarded to, earned by, or paid to the President of Levcor for services rendered in all capacities to Levcor during the three fiscal years ended December 31, 2001. Mr. Levinson is the only executive officer of Levcor.


                            ANNUAL COMPENSATION TABLE


                                           ANNUAL COMPENSATION                      LONG-TERM COMPENSATION AWARDS
                                ---------------------------------------      -----------------------------------------
                                                                 OTHER       RESTRICTED
                                                                 ANNUAL         STOCK          STOCK
NAME AND                                SALARY      BONUS     COMPENSATION      AWARDS        OPTIONS      ALL OTHER
PRINCIPAL POSITION              YEAR      ($)       ($)           ($)            ($)           (#)       COMPENSATION
---------------------------    -----    --------   --------  -------------- -------------   ----------  --------------
Robert A. Levinson,
Chairman, President,            2001     $37,500     -0-          -0-            -0-            -0-          -0-
Secretary and Principal
Financial Officer

                                2000     $37,500     -0-          -0-            -0-            -0-          -0-

                                1999     $25,000     -0-          -0-            -0-            -0-          -0-


                       FISCAL YEAR-END OPTION VALUE TABLE

                         Number of
                         Securities                  Value of
                         Underlying                 Unexercised
                        Unexercised                In-the-Money
                          Options                     Options
                         at Fiscal                   at Fiscal
                        Year-End (#)               Year-End ($)
                     ------------------    -------------------------------
                       Exercisable /               Exercisable /
Name                  Un-exercisable              Un-exercisable
-----                ------------------    -------------------------------
Robert A. Levinson    50,000 / 100,000              $100,000 / $200,000


Mr. Levinson did not exercise any options to purchase shares of Levcor common stock during the fiscal year 2001.

STOCK OPTION PLANS

         On December 8, 1992, the board of directors of Levcor adopted a Stock Option Plan. The plan, as amended, authorizes Levcor to grant options to purchase an aggregate of 500,000 shares of common stock to induce employees and directors to remain in the employ or service of Levcor and to attract new employees.

         The plan terminates in December 2002 and options to purchase all of the shares available under the plan have heretofore been granted.

                      EQUITY COMPENSATION PLAN INFORMATION


                                (a)                          (b)                          (c)
Plan category                   Number of securities to be   Weighted- average exercise   Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options          options                      future issuance under
                                                                                          equity compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column (a)
Equity compensation plans                 262,400                       $.81                           0
approved by security holders
Equity compensation plans not               N/A                          N/A                          N/A
approved by security holders
Total                                     262,400                       $.81                           0



             BOARD OF DIRECTORS INTERLOCKS AND INSIDER PARTICIPATION

         During the fiscal year 2001, except for Mr. Levinson, who also serves as the Chairman of the board of directors, President and Chief Executive Officer of Carlyle Industries, Inc., no executive officer of Levcor served as a director of or a member of a compensation committee of any entity for which any of the persons serving on the board of directors of Levcor is an executive officer.


                    THE BOARD OF DIRECTORS AND ITS COMMITTEES


 MEETINGS OF THE BOARD OF DIRECTORS

         During the fiscal year 2001, the board held no meetings. Levcor's directors discharge their responsibilities throughout the year, not only at board meetings, but also through personal meetings and other communications, including telephone contacts, with the Chairman and President and others regarding matters of interest and concern to Levcor.

COMMITTEES OF THE BOARD OF DIRECTORS

         Levcor's board of directors does not have a nominating, compensation or audit committee. The board, throughout the year, performs the functions of such committees.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of November 22, 2002 with respect to the number of shares of common stock beneficially owned by:
(i) each person known to Levcor to be the beneficial owner of more than five percent of the common stock; (ii) each of the directors of Levcor; and (iii) all of the directors and executive officers of Levcor as a group. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder. A person is deemed to beneficially own a security if he has or shares the power to vote or dispose of the security or has the right to acquire it within 60 days.


                                            AMOUNT AND NATURE
                                              OF BENEFICIAL          PERCENT OF
NAME AND ADDRESS                                OWNERSHIP              CLASS
----------------                            -----------------        ----------
Robert A. Levinson                              749,175 (1)             31.4%
     462 Seventh Avenue
     New York, NY 10018

John McConnaughy                                 32,825 (2)              1.4%
     1011 High Ridge Road
     Stamford, CT 06905

Edward H. Cohen, Esq.                           111,691 (3)(4)(5)        4.8%
     c/o Katten Muchin Zavis Rosenman
     575 Madison Avenue
     New York, NY 10022

Roger L. and Theresa S. Hueglin                 125,250                 5.35%
     11 Blueberry Hill Road
     Wilton, CT 06897


All directors and executive                     893,691 (6)               37%
     officers as a group (3 persons)

-------------------------

(1) Includes 50,000 shares of common stock subject to currently exercisable options.

(2) Includes 22,850 shares of common stock subject to currently exercisable options.

(3) Includes 2,050 shares of common stock subject to currently exercisable options which are held by Mr. Cohen for the benefit of his law firm, Katten Muchin Zavis Rosenman.

(4) Includes 101,741 shares owned by Katten Muchin Zavis Rosenman, of which Mr. Cohen is counsel.

(5) Mr. Cohen disclaims beneficial ownership of all shares of Levcor common stock and options to purchase shares of Levcor common stock he holds for the benefit of Katten Muchin Zavis Rosenman.

(6) Includes 74,900 shares of common stock subject to currently exercisable options.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Mr. Levinson has provided $720,000 of loans to Levcor, bearing interest at 6% per annum. In connection with Levcor's financing arrangement with CIT, Mr. Levinson had agreed to defer the payment of interest during 2002 and not to require payment of these loans and $267,000 of the related accrued interest at December 31, 2001, prior to January 2, 2004. On June 5, 2002, the Levcor board of directors determined that, in light of the fact that the financing arrangement with CIT was paid off in May of 2002, Levcor currently has sufficient funds available, and Levcor's other sources of financing are at lower interest rates, it was in Levcor's best interest to prepay a portion of the outstanding principal amount owed to Mr. Levinson in order to save interest expenses. On June 5, 2002, Levcor prepaid $220,000 of the outstanding principal amount owed to Mr. Levinson. As of November 22, 2002, the aggregate amount of principal and interest owed to Mr. Levinson by Levcor equaled $777,000.

         In addition to being a director of Levcor, Edward H. Cohen serves as counsel to Katten Muchin Zavis Rosenman, legal counsel to Levcor. During the twelve months ended December 31, 2001, fees for those services provided to Levcor by Katten Muchin Zavis Rosenman totaled $41,540, of which $12,343 was settled through the issuance to Katten Muchin Zavis Rosenman of 4,448 shares of Levcor common stock with a fair market value of $2.76 per share on the date of such issuance.


ITEM 13.     PROCEDURES AND CONTROLS

         Within the 90 days prior to the date of this report, Levcor carried out an evaluation, under the supervision and with the participation of Levcor's management, (including the person performing the functions of Levcor's Chief Executive Officer and Chief Financial Officer its principal executive officer and principal financial officer), of the effectiveness of the design and operation of Levcor's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the person performing the functions of Levcor's Chief Executive Officer and Chief Financial Officer concluded that Levcor's disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. There were no significant changes in Levcor's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


ITEM 14.     EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)  (1)  Financial Statements:
          --------------------

         The information required by this item is included in Item 7 of Part II of this Form 10-KSB.


     (2)  Exhibits:
          --------


         The following exhibits are included in this report:



EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT

2.1 Agreement and Plan of Merger, dated as of May 24, 2002, by and among Levcor International, Inc. ("Levcor") and Carlyle Industries, Inc., incorporated herein by reference to Appendix A of Levcor's Registration Statement on Form S-4 filed on June 24, 2002.

2.2 Asset Purchase Agreement, dated as of September 2, 1999, between Levcor and Andrex Industries Corp., incorporated herein by reference to Levcor's Current Report on Form 8-K filed on September 17, 1999.

2.3 Amendment to Asset Purchase Agreement, dated August 3, 2000, effective as of April 1, between Levcor and Andrex Industries Corp., incorporated herein by reference to Levcor's Form 10-KSB filed on April 1, 2002.

3.1.1 Certificate of Incorporation filed August 17, 1967, incorporated herein by reference to Levcor's s Registration Statement on Form 8-B filed on November 27, 1967.

3.1.2 Amendment to Certificate of Incorporation filed August 17, 1972, incorporated herein by reference to Levcor's Current Report on Form 8-K for the month of August 1972.

3.1.3 Amendment to Certificate of Incorporation filed December 17, 1984, incorporated herein by reference to Levcor's Form N-2 Amendment No. 2 filed on April 3, 1987.

3.1.4 Amendment to Certificate of Incorporation filed September 8, 1995, incorporated herein by reference to Levcor's Current Report on Form 8-K filed on September 12, 1995.

4.1.1 By-Laws incorporated herein by reference to Levcor's Form N-2 Amendment No. 4 filed on May 2, 1989.

4.1.2 Specimen form of Levcor's Common Stock certificate, incorporated herein by reference to Levcor's Form 10-KSB filed on March 24, 1997.

10.1 1992 Stock Option Plan, incorporated herein by reference to Levcor's Form 10-K filed on March 30, 1993. +

10.2 Factoring Agreement, dated September 17, 1998, between Levcor and the CIT Group/Commercial Services, Inc., incorporated herein by reference to Levcor's Form 10-QSB filed on November 16, 1998.

10.3 Term Promissory Note, dated December 15, 2000 issued by Levcor in favor of the CIT Group/Commercial Services, Inc., incorporated herein by reference to Levcor's Form 10-KSB filed on April 1, 2002.

10.4 Amendment dated December 31, 2001 to the Factoring Agreement dated September 17, 1998 between Levcor and the CIT Group/Commercial Services, Inc. and the Term Promissory Note, dated December 15, 2000 issued by Levcor in favor of the CIT Group/Commercial Services, Inc., incorporated herein by reference to Levcor's Form 10-KSB filed on April 1, 2002.

10.5 Guaranty dated April 30, 2002, executed by Robert A. Levinson in favor of JPMorgan Chase Bank, incorporated herein by reference to Levcor's Form 10-QSB filed on May 15, 2002.

10.6           Pledge Agreement dated April 30, 2002, executed by Robert A.
               Levinson in favor of JPMorgan Chase Bank, incorporated herein by reference to Levcor's Form 10-QSB filed on May 15, 2002.

10.7 Promissory Note dated May 3, 2002 executed by Levcor in favor of JPMorgan Chase Bank, incorporated herein by reference to Levcor's Form 10-QSB filed on May 15, 2002.

10.8 Letter dated February 28, 2002 from Mr. Robert A. Levinson, incorporated herein by reference to Levcor's Amendment No. 2 to Registration Statement on Form S-4 filed on October 4, 2002.

10.9 Letter dated September 27, 2002 from Mr. Robert A. Levinson, incorporated herein by reference to Levcor's Amendment No. 2 to Registration Statement on Form S-4 filed on October 4, 2002.

99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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




LEVCOR INTERNATIONAL, INC.


By /s/ Robert A. Levinson                              December 18, 2002
   ----------------------
    Robert A. Levinson,
    Chairman of the Board,
    President, Secretary and Principal
    Financial Officer

                                  CERTIFICATION
                                  -------------

I, Robert A. Levinson, the principal executive officer and principal financial officer of Levcor International, Inc., certify that:

1. I have reviewed this Amendment No. 1 to annual report on Form 10-KSB/A of Levcor International, Inc.;

2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

c) presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 18, 2002.


/s/ Robert A. Levinson
----------------------
 Robert A. Levinson,
 principal executive officer and principal financial officer

                                  EXHIBIT INDEX



      Exhibit Number         Description
      --------------         -----------

      99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002