Form 10QSB/A
period 2002-06-30
LEVCOR INTERNATIONAL INC
filed 2002-12-19
CIK 76094

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                        AMENDMENT NO. 1 TO FORM 10-QSB/A



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

        Item 3.   Procedures and Controls...................................................................11

Part II. OTHER INFORMATION..................................................................................12

        Item 6.   Exhibits and Reports on Form 8-K..........................................................12

Signatures..................................................................................................13

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

                           LEVCOR INTERNATIONAL, INC.

                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                   FOR THE SIX AND THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)



                                                       Six Months Ended June 30,             Three Months Ended June 30,
                                                         2002              2001                2002              2001
                                                   ----------------- -----------------    ---------------- -----------------
Net sales                                            $  7,094,213       $12,865,288         $  3,490,315     $  5,102,196
Cost of goods sold                                      5,487,045        10,526,639            2,650,520        4,109,114
                                                   ----------------- -----------------    ---------------- -----------------
           Gross profit                                 1,607,168         2,338,649              839,795          993,082

Selling, general and administrative expenses            1,381,760         1,734,295              693,983          831,415
                                                   ----------------- -----------------    ---------------- -----------------


Income from operations                                    225,408           604,354              145,812          161,667

Other income (expense)
  Interest expense                                       (120,947)         (260,308)             (55,637)        (117,244)
  Other income                                             27,389            13,413               23,222            6,604
                                                   ----------------- -----------------    ---------------- -----------------
                                                          (93,558)         (246,895)             (32,415)        (110,640)
                                                   ----------------- -----------------    ---------------- -----------------

Net Income                                                131,850           357,459              113,397           51,027

Accumulated deficit at beginning of period             (8,632,417)       (8,824,570)          (8,613,964)      (8,518,138)
                                                   ----------------- -----------------    ---------------- -----------------

Accumulated deficit at end of period                  $(8,500,567)      $(8,467,111)         $(8,500,567)     $(8,467,111)
                                                   ================= =================    ================ =================

Earnings per share:
  Basic
     Net income                                             $0.06             $0.15                $0.05            $0.02

  Diluted
     Net income                                             $0.05             $0.15                $0.05            $0.02

Weighted average number of shares
  outstanding - basic                                   2,334,240         2,376,299            2,338,194        2,376,299
Potential common stock                                    143,918            73,728              131,917           68,010

                                                   ----------------- -----------------    ---------------- -----------------
Weighted average number of shares outstanding -
  diluted                                               2,478,158         2,450,027            2,470,111        2,444,309
                                                   ================= =================    ================ =================


The accompanying notes are an integral part of these financial statements.

                           LEVCOR INTERNATIONAL, INC.

                             STATEMENT OF CASH FLOWS

                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)


                                                                                     2002                    2001
                                                                              -------------------     -------------------
Cash flows from Operating Activities
  Net Income                                                                       $    131,850            $    357,459
  Adjustments to reconcile net  income  to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                                     14,143                  14,851
       Provision for doubtful accounts                                                   31,474                   1,429
       Services paid in common stock                                                      5,238                    -
       Changes in operating assets and liabilities:
          Accounts receivable                                                          (173,593)               (478,629)

          Inventories                                                                   593,560                 208,356
          Prepaid expenses and other current assets                                     (41,064)                 71,016
          Accrued interest on loan payable - officer/stockholder                         20,591                  21,423
          Accounts payable and accrued expenses                                          94,026                (619,585)
          Deferred income                                                               (33,267)                   -
                                                                              -------------------     -------------------
           Net cash provided by (used in) operating activities                          642,958                (423,680)
                                                                              -------------------     -------------------


Cash flows from investing activities:
  Proceeds from sale of assets held for sale                                             15,000                  20,650
  Purchases of property and equipment                                                      -                     (8,815)
                                                                              -------------------     -------------------
           Net cash  provided by  investing activities                                   15,000                  11,835
                                                                              -------------------     -------------------

Cash flows from financing activities:
  Payment of long-term debt                                                          (1,680,999)               (336,120)
  Proceeds from long-term debt                                                        3,000,000                    -
  Proceeds from (payments to) factor                                                 (1,981,955)                743,792
  Proceeds from exercise of stock options                                                10,742                    -
                                                                              -------------------     -------------------
           Net cash provided by (used in) financing activities                         (652,212)                407,672
                                                                              -------------------     -------------------

Net increase (decrease) in cash                                                           5,746                  (4,173)

Cash at beginning of period                                                               2,685                   7,406

                                                                              -------------------     -------------------
Cash at end of period                                                              $      8,431            $      3,233
                                                                              ===================     ===================

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                         $     86,067            $    278,097
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

         The accompanying unaudited condensed financial statements of Levcor International, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. Operating results for the six and three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the financial statements and related notes included in the Company's Amendment No. 1 to annual report on Form 10-KSB/A for the year ended December 31, 2001.

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

         The Company sustained substantial losses in prior years that have adversely affected the Company's liquidity. On May 2, 2002 the Company borrowed $3,000,000 from JPMorgan Chase Bank pursuant to a promissory note due May 3, 2004. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus .75% (a "Eurodollar Loan"). The interest on the note at May 3, 2002 was 2.90625%. In addition, Robert A. Levinson a stockholder, officer and director of the Company has provided certain additional collateral guaranteeing the note. The proceeds of the note were used to payoff the outstanding balance of $1,375,557 of its term note with the CIT Group and pay down the Company's advance position of $1,160,000 with the CIT Group. The remainder was used for working capital requirements. At June 30, 2002, the Company had working capital of approximately $1,483,000. Robert A. Levinson a stockholder, officer and director of the Company has agreed to continue to personally support the Company's cash requirements to enable the Company to meet its current obligations through January 2, 2004 and to fund future operations.

         The Company has successfully implemented several actions to reduce losses and improve cash flow. Although there can be no assurance that these measures will

                           LEVCOR INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

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

                           LEVCOR INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


       NOTE F - PROPOSED MERGER WITH CARLYLE INDUSTRIES, INC.

        On May 28, 2002, Levcor International, Inc. announced they have executed a definitive merger agreement with Carlyle Industries, Inc. The merger agreement provides for the merger of Carlyle with and into Levcor, and the issuance of one share of Levcor common stock in exchange for each five shares of common stock of Carlyle, and the issuance of one share of a new class of Levcor preferred stock, designated as Series A preferred stock, in exchange for each share of Series B preferred stock of Carlyle. The transaction is subject to the approval of Levcor's and Carlyle's stockholders and other customary conditions, including the declaration of effectiveness by the Securities and Exchange Commission of a Registration Statement on Form S-4, and is expected to close in the fourth quarter of 2002. Robert A. Levinson, Chairman and Chief Executive officer and a director of Levcor is also Chairman and Chief Executive Officer of Carlyle beneficially holds approximately 31.4% of Levcor's common stock and approximately 20.4% of Carlyle's outstanding common stock and approximately 98.3% of Carlyle's outstanding Series B preferred stock which represents approximately 38.7% of the voting power of Carlyle's capital stock.


        NOTE G - RELATED PARTY TRANSACTION

       In addition to being a director of Levcor, Edward H. Cohen serves as counsel to Katten Muchin Zavis Rosenman, legal counsel to Levcor. During the six months ended June 30, 2002, fees for those services provided to Levcor by Katten Muchin Zavis Rosenman totaled $13,346, of which $5,238 was settled through the issuance to Katten Muchin Zavis Rosenman of 2,381 shares of Levcor common stock with a fair market value of $2.20 per share on the date of such issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This management's discussion and analysis of financial condition and results of operations contains forward-looking information that involves risks and uncertainties. Actual results could differ materially from those anticipated by this forward-looking information. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with financial statements and the related notes included in the Levcor International, Inc. ("Levcor") amended annual report on Form 10-KSB/A for the year ended December 31, 2001.

CRITICAL ACCOUNTING POLICIES

The following is a brief discussion of the critical accounting policies used in the preparation of Levcor's financial statements, including those accounting policies and methods used by Levcor which require subjective judgments and are considered very important to the understanding of Levcor's financial condition.

Receivables

Under a factoring agreement, the factor purchases the trade accounts receivable without recourse and assumes substantially all credit risks with respect to such accounts. The agreement allows Levcor to obtain advances, computed on a borrowing base formula, from the factor that bear interest at 1/2% above the bank's prime rate (4.75% at June 30, 2002). The amounts due to Levcor from the factor earn no interest. Levcor has pledged its accounts receivable and property and equipment as collateral under the factor loan.

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

Revenue Recognition

Revenue is recognized when goods are shipped to customers. Usual sales terms are FOB shipping point, at which time Levcor has completed all performance obligations to consummate the sale. On occasion, Levcor recognizes revenue on bill and hold sales. Levcor recognizes revenue on these transactions only when all of the following occurs: the risks of ownership have passed to the buyer, the customer has made a fixed commitment to purchase the goods, the customer has requested that the transaction be on a bill and hold basis even though the goods are ready for shipment, there is a fixed date of delivery, Levcor has performed all performance obligations to consummate the sale and the goods are segregated from the remainder of Levcor's goods in the warehouse. At June 30, 2002 and 2001, Levcor did not recognize any revenues from bill and hold transactions.

Debt and Debt Covenants

During the period ended June 30, 2002 and 2001, Levcor was in compliance with all debt covenants.

Cost of Sales

The significant items included in Levcor's cost of sales include purchases of yarn, purchases of greige goods, dyeing and finishing costs and freight in.

Selling, General and Administrative Expenses

The significant costs included in selling, general and administrative expenses are salaries, sales commissions, benefits and related payroll taxes, rent and utilities, professional fees, factor fees, product development costs, shipping and warehousing, travel and entertainment and telecommunication expenses.

RELATED PARTY TRANSACTIONS

Robert Levinson has provided $500,000 of loans to Levcor. The loans bear interest at 6% per annum. Mr. Levinson has agreed to defer the payment of interest during 2002. In addition, Mr. Levinson has agreed not to require payment of these loans and $269,671 of the related accrued interest at June 30, 2002 prior to January 2, 2004.

In addition to being a director of Levcor, Edward H. Cohen serves as counsel to Katten Muchin Zavis Rosenman, legal counsel to Levcor. During the six months ended June 30, 2002, fees for those services provided to Levcor by Katten Muchin Zavis Rosenman totaled $13,346, of which $5,238 was settled through the issuance to Katten Muchin Zavis Rosenman of 2,381 shares of Levcor common stock with a fair market value of $2.20 per share on the date of such issuance.

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

The gross profit percentage was 22.7% for the six months ended June 30, 2002 as compared to 18.2% for the same period of 2001. The gross profit percentage increase resulted from Levcor concentrating its business in products with higher overall profit margins. Levcor's total selling, general and administrative expenses for the six months ended June 30, 2002 were approximately $1,382,000 a decrease of approximately $352,000 or 20.3% from approximately $1,734,000 in the same period in 2001. The decrease was due primarily to the cost savings generated by Levcor significantly scaling back the woven division, reduced factor fees as sales were substantially less than last year and other cost cutting measures taken by Levcor in 2002.

During the six months ended June 30, 2002, Levcor had a decrease of interest expense of approximately $139,000 from approximately $260,000 in 2001 to approximately $121,000 in 2002, resulting from reduced borrowings and lower interest rates. In addition, Levcor replaced its old term note with a new term loan on May 2, 2002 at a lower interest rate. Other income, which consisted principally of income earned in financing customer import purchases, increased approximately $14,000 to approximately $27,000 in 2002 from $13,000 in 2001.

As a result of the foregoing, Levcor reflected net income of approximately $132,000 in the six months ended June 30, 2002 compared to net income of approximately $357,000 for the same period of 2001.

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

The gross profit percentage was 24.1% for the three months ended June 30, 2002 as compared to 19.5% for the same period of 2001. The gross profit percentage increase resulted from Levcor concentrating its business in programs with higher overall profit margins. Levcor's total selling, general and administrative expenses for the three months ended June 30, 2002 were approximately $694,000 a decrease of approximately $137,000 or 16.5% from approximately $831,000 in the same period in 2001. The decrease was due primarily to the cost savings generated by Levcor significantly scaling back the woven division, reduced factor fees as sales were substantially less than last year and other cost cutting measures taken by Levcor in 2002.

During the three months ended June 30, 2002, Levcor had a decrease of interest expense of approximately $61,000 from approximately $117,000 in 2001 to approximately $56,000 in 2002, resulting from reduced borrowings and lower interest rates. In addition, Levcor replaced its old term note with a new term loan on May 2, 2002 at a lower interest rate. Other income increased approximately $16,000 from approximately $7,000 in 2001 to approximately $23,000 in 2002.

As a result of the foregoing, Levcor reflected net income of approximately $113,000 in the three months ended June 30, 2002 compared to net income of approximately $51,000 for the same period of 2001.

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

Under the factoring agreement, the factor purchases the trade accounts receivable without recourse and assumes substantially all credit risks with respect to such accounts. The agreement allows Levcor to obtain advances from the factor that bear interest at 1/2% above the bank's prime rate (4.75% at June 30, 2002). The amounts due to Levcor from the factor earn no interest. Levcor has pledged its accounts receivable and property and equipment as collateral under the advances. In addition, Robert A. Levinson a stockholder, officer and director of Levcor has provided certain side collateral against advances provided under the agreement.

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

Levcor believes that cash generated from Levcor's sale of fabrics, the advances under the CIT Group factoring agreement, the proceeds from its term note with JPMorgan Chase and loans from Mr. Levinson (if needed) will be sufficient to fund Levcor's operations through 2004. Levcor's unrestricted cash at June 30, 2002 was approximately $8,000 and was approximately, $3,000 at December 31, 2001.

Levcor's future minimum lease payments under noncancelable operating leases at December 31, 2001 are approximately $900,000 for the years 2002 through 2006. The majority of these payments are for the Company's headquarters in New York.

The merger with Carlyle, if completed, will not impact Levcor's liquidity since Carlyle is self funding and no new debt is being incurred in the acquisition other then the assumption by Levcor of approximately $11.3 million of Carlyle's existing debt which includes an obligation commencing June 15, 2007 to redeem the Carlyle Series B preferred stock, which approximated $4.6 million at June 30, 2002 (notwithstanding that because Carlyle will be treated as the acquirer for accounting purposes, upon the consummation of the merger Carlyle will be deemed to assume approximately $5.383 million of Levcor's debt consisting of accounts payable and accrued expenses of $1.613 million, long-term debt of $3 million and a loan payable to Robert A. Levinson a stockholder, officer and director of Levcor in the amount of $770,000).

Upon the consummation of the merger Levcor will issue in exchange for the Carlyle Series B preferred stock, shares of Levcor Series A preferred stock which shall by its terms, be subject to mandatory redemption, solely to the extent Levcor has sufficient funds to lawfully do so, in three equal annual installments on June 15, 2007, June 15, 2008 and June 15, 2009, in each case, from funds legally available therefor, at a price per share of Series A preferred stock equal to $1 per share, together with an amount representing accrued and unpaid dividends, whether or not declared, to the date of redemption.

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

This Amendment No. 1 to Quarterly Report on Form 10-QSB/A (the "Quarterly Report") contains statements which constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Those statements appear in a number of places in this Quarterly Report and include statements regarding the intent, belief or current expectations of Levcor, its directors or its officers with respect to, among other things: (i) Levcor's financing plans; (ii) trends affecting Levcor's financial condition or results of operations; (iii) Levcor's growth strategy and operating strategy; (iv) customer concentration and the increasing consolidation of Levcor's customer base; and (v) negotiations with its lenders. Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties including the risks referred to above and identified in Levcor's Amendment No. 1 to Form 10-KSB/A for the year ended December 31, 2001, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.

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

                  We filed a Form 8-K on May 30, 2002, announcing that Levcor and Carlyle Industries, Inc. have executed a definitive merger agreement.

                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     LEVCOR INTERNATIONAL, INC.

Date       December 18, 2002                               /s/ Robert A. Levinson
           --------------------------------               ----------------------------------------
                                                          Robert A. Levinson
                                                          Chairman of the Board,
                                                          President, Secretary and the
                                                          Principal Financial Officer

                                  CERTIFICATION
                                  -------------

I, Robert A. Levinson, the principal executive officer and principal financial officer of Levcor International, Inc., certify that:

1. I have reviewed this Amendment No. 1 to quarterly report on Form 10-QSB/A of Levcor International, Inc.;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and

c) presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 18, 2002.

/s/ Robert A. Levinson
----------------------
 Robert A. Levinson,
 principal executive officer and principal financial officer

                                  EXHIBIT INDEX


                  Exhibit Number                            Description
                  --------------                            ------------
                  99.1                                      Certification Pursuant to Section 906 of
                                                            the Sarbanes-Oxley Act of 2002