Form 10KSB
period 2002-12-31
LEVCOR INTERNATIONAL INC
filed 2003-03-31
CIK 76094

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                              For the fiscal year ended
                                  December 31, 2002

                               Commission File Number
                                       0-50186

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

                     Common Stock, par value $0.01 per share

      Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [_]


      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Issuer's revenues for the fiscal year ended December 31, 2002: $10,497,000

      At March 5, 2003, approximately 5,125,252 shares of common stock, par value $0.01 per share, of the issuer were outstanding and the aggregate market value of the voting common stock held by non-affiliates was approximately $5,922,851.

      Transitional Small Business Disclosure Format: Yes [_] No [_]

      Documents incorporated by reference: None

================================================================================

                INDEX TO ANNUAL REPORT ON FORM 10-KSB FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 2002

                              ITEMS IN FORM 10-KSB
                              --------------------


                                                                                                                   Page
PART I..........................................................................................................    1

   Item 1.   DESCRIPTION OF BUSINESS............................................................................    1

   Item 2.   DESCRIPTION OF PROPERTY............................................................................    8

   Item 3.   LEGAL PROCEEDINGS..................................................................................    8

   Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................   10

PART II.........................................................................................................   12

   Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................................   12

   Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........................................   12

   Item 7.   FINANCIAL STATEMENTS...............................................................................   18

   Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............   36

PART III........................................................................................................   37

   Item 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................................   37

   Item 10.  EXECUTIVE COMPENSATION.............................................................................   37

   Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.....   37

   Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................   37

   Item 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K............................................................   37

   Item 14.  CONTROLS AND PROCEDURES............................................................................   40

                                    PART I.


         This 2002 Annual Report on Form 10-KSB contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, future revenue opportunities, integration of Carlyle Industries, Inc. with the business of the Company and the development of the combined businesses, the future growth of the Company's customer base and strategic and distribution relationships, future capital needs, marketing and sales force, the possible acquisition of complementary products and businesses and other risks and uncertainties that may be detailed herein, and from time-to-time, in the Company's other reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Item 1.  DESCRIPTION OF BUSINESS.

General

         Levcor International, Inc. ("Levcor" or the "Company") was incorporated in 1964 as Pantepec International, Inc. under the laws of the Islands of Bermuda and was reorganized in 1967 under the laws of the State of Delaware. In 1995, Pantepec International, Inc. changed its name to Levcor International, Inc.

         In 1995, the Company acquired a woven fabric converting business that converts cotton, synthetics and blend fabrics for sale to domestic apparel manufacturers. This acquisition formed the basis of the Company's current business.

         In 1999, the Company purchased a knit fabric and processing business that produces knit fabrics used in the production of apparel.

         In 2000, the Company started a new woven fabrics division that specifically targeted the dress market. As a result of the soft retailing climate for dresses, the woven division did not produce management's anticipated results and, therefore, was scaled back significantly during the first quarter of 2002.

         On January 6, 2003, the Company completed its acquisition of Carlyle Industries, Inc. ("Carlyle"). In the merger, each five shares of Carlyle common stock were converted into one share of Company common stock, par value $0.01 per share, and each share of Carlyle Series B preferred stock was converted into one share of Company Series A preferred stock, par value $0.01 per share. In addition, the Company assumed Carlyle stock options which became options to purchase approximately 220,000 shares of Company common stock. The merger was accounted for as a reverse acquisition. The purchase price, exclusive of assumed liabilities, was valued at approximately $6.8 million. Liabilities of approximately $5.7 million were also assumed.

         As a result of the merger with Carlyle, the Company now operates two lines of businesses - the historical textile conversion and processing business operated by Levcor (the "Textile Conversion Division") and the historical retail buttons, embellishments, gift and craft products manufacturing, packaging and distribution business previously operated by Carlyle (the "Crafts Division").

Strategy

         The Company's strategy to expand its business and improve profitability includes, among other things:

         o expanding the distribution channels for its textile conversion products into retail markets;

         o expanding its craft distribution product offerings, business and customer base to wholesale markets;

         o reducing the risks of continuing as a relatively small independent company in industries that are increasingly competitive;

         o        increasing its access to credit markets; and

         o        decreasing administrative costs.

Products and Customers

         Textile Conversion Division

         The Textile Conversion Division converts woven textile fabrics and processes knit textile fabrics which are sold for production principally to domestic manufacturers of women's apparel. The textile fabric converting process consists of (i) designing fabrics, (ii) purchasing yarns both dyed and undyed and commissioning knitting mills to knit the yarns into greige (unfinished) fabric according to the Company's specifications, and (iii) commissioning fabric finishers to finish the fabrics through a process of washing, bleaching, dyeing and applying certain chemical finishes to greige fabric according to the Company's specifications. Finished apparel fabric is fabric that is ready to be cut and sewn into garments. The Company contracts with commercial transporters to deliver greige fabric from textile mills to the fabric finishers. The Company receives orders for the sale of finished fabrics through its sales personnel and independent commissioned agents.

         The principal raw materials used by the Company to fabricate textiles are typically a combination or blend of two or more fibers, such as rayon, acetate, polyester, cotton and acrylic. Four of the Company's principal suppliers of greige goods and yarn and the primary knitters and finishers accounted for approximately 49% of the Company's purchases in 2002.

         During fiscal 2002, the Company's five largest customers accounted for approximately 68% of the Company's shipments. During fiscal 2001, the Company's two largest customers accounted for approximately 58% of the Company's shipments.

         Crafts Division

         The Crafts Division manufactures, packages and distributes buttons, embellishments, gift and craft products and complimentary product lines, including appliques, craft kits and fashion and jewelry accessories. These products are marketed to the Company's home sewing and craft customers. The Company's products are sold to mass merchandisers, specialty chains and independent retailers and wholesalers. Products are sold under the La Mode (R), Le Chic (R), Streamline (R), Westwater Enterprises (R), Favorite Findings (R), and Button Fashion (R) registered trademarks and the Le Bouton, La Petite,

Classic, Boutique Elegant and Mill Mountain brand names. The Crafts Division also produces and distributes a private-label button line for one of the nation's best-known retailers.

         The button products are sold primarily for use in the home sewing market where buttons are used for garment construction, replacement and the upgrading and/or restyling of ready-to-wear clothing. More modest button usage is found in craft projects, home decorating and garment manufacturing. The domestic market is concentrated and is served by national and regional fabric specialty chains, mass merchandisers, independent fabric stores, notions wholesalers and craft stores and chains.

         The Crafts Division's button lines are sourced from more than 75 button manufacturers from around the world, with most buttons coming from the traditional markets of Europe and Asia. Button manufacturers specialize in different materials (e.g.,plastic, wood, glass, leather, metal, jewel and pearl) and have varying approaches to fashion, coloration, finishing and other factors. Most craft and gift products are developed within the Company and produced in the U.S. and Asia.

         All imported and domestically purchased buttons for sale in the North American market are shipped to the Company's Lansing, Iowa facility for carding and distribution to customers. As thousands of button styles are received in bulk, computerized card printing systems enable Blumenthal/Lansing Company, LLC to economically imprint millions of button cards with such necessary data as style number, price, number of buttons, bar code, country of origin and care instructions. The Company also blister-packages and shrink-wraps some products. Domestic shipments are made primarily to individual stores with a smaller percentage to warehouse locations. Craft and gift products are also distributed from the Lansing, Iowa facility. The European business is primarily serviced by distributors from the Company's manufacturing and distribution facility in Holland.

         The Crafts Division's accounts include fabric and craft specialty chains, mass merchandisers carrying buttons and crafts, distributors and many independent stores. Mass merchandisers and specialty chain customers are characterized by the need for sophisticated electronic support, rapid turn-around of merchandise and direct-to-store service to customers with hundreds to thousands of locations nationwide. The Crafts Division enjoys long-standing ties to all of its key accounts and the average relationship with its ten largest customers extends over 20 years. Due to the large account nature of its customer base, most customer contact is coordinated by management and additional sales coverage is provided by regional sales managers. Many smaller retailers are serviced by independent representatives and representative organizations.

         During the years ended December 31, 2002 and 2001, Carlyle conducted business with four customers whose aggregate sales volume represented approximately 79% and 74% of Carlyle's net revenues, respectively. These customers also represented approximately 82% of the total outstanding accounts receivable as of December 31, 2002 and 2001.

         The Company believes that its crafts business depends on trends within the crafts market and the more mature home-sewing market. The retail customer base for buttons has changed substantially over the past two decades as department stores and small independent fabric stores have been replaced by mass merchandisers and specialty retail chains which have continued to consolidate recently through mergers and store closings. In response to this trend, the Company has broadened its lines to include embellishments, novelty buttons and products used in the craft and gift industries which are not viewed by management as mature markets. In addition, the Company has sought to expand its markets beyond the traditional U.S. retail outlets by expansion into the major European countries.

Competition

         The textile conversion business in which the Company competes is extremely competitive, and it competes on the basis of the price and uniqueness in styling of its fabrics. The Company competes with numerous domestic and foreign fabric manufacturers, including companies that are larger in size and have financial resources that are greater than that of the Company. Foreign competition, in particular, is a significant factor in the textile conversion business, as the United States textile industry has been and continues to be negatively impacted by existing worldwide trade practices.

         The bulk of the Company's crafts revenues are derived in the United States. The crafts market in the United States is served by many competitors. The Company competes on the basis of product innovation, range of selection, brand names, price, display techniques and speed of distribution. The Company competes primarily with full-line button packagers and distributors in the general button market and several smaller competitors in the promotional button market. The craft and gift markets are served by many and varied competitors with innovation and competitive pricing being of major importance.

Backlog

         The Textile Conversion Division has no backlog as it converts and processes fabric to order. Carlyle fills at least 95% of its orders within 48 hours and as a result, had no backlog of any significance at either December 31, 2002 or 2001.

Employees

         The Company currently employs 179 persons, all of whom are employed full time, and none of its employees are represented by a collective bargaining agreement. The Company believes relations with employees are satisfactory.


FACTORS THAT COULD AFFECT OUR FUTURE RESULTS

Expected Benefits of the Merger May Not Be Realized.

         Although the Company expects that the merger will result in benefits to it, the Company may not realize those benefits because of integration and other challenges relating to the merger. The failure of the Company to realize any of the anticipated benefits of the merger could seriously harm the results of operations of the Company. The challenges involved include the following:

         o demonstrating to its customers that the merger will not result in adverse changes in customer service standards or business focus and helping customers conduct business easily with the Company;

         o preserving distribution, marketing or other important relationships and resolving potential conflicts that may arise;

         o minimizing the diversion of management attention from ongoing business concerns; and

         o persuading employees that the business culture of the Textile Conversion Division and Crafts Division are compatible, maintaining employee morale and retaining key employees.

The Merger Could Negatively Impact the Financial Results of the Company.

         If the benefits of the merger do not exceed the costs associated with the merger, including transaction costs and the dilution to the Company's stockholders resulting from the issuance of shares in connection with the merger, the Company's financial results, including earnings per share, could be decreased.

The Company May Be Dependent Upon Its Principal Stockholder To Fund Its Future Operations.

         Losses sustained in prior years have adversely affected the Company's liquidity. At December 31, 2002, Levcor had a stockholders' deficiency of approximately $3.6 million. Robert A. Levinson has agreed to continue to personally support the Company's cash requirements through January 2, 2005. Levcor has successfully implemented several actions to reduce losses and improve cash flow. There can be no assurance that Mr. Levinson will continue to personally support the Company's cash requirements, or that these measures will otherwise continue to be successful.

The Company's Business Is Extremely Competitive.

         In the event the Company is unable to continue to be competitive in its product offerings and services, the Company's business, results of operations and financial condition may suffer. Competition in the domestic textile converting business is based on price, uniqueness in styling of fabrics and the ability to quickly respond to customers' orders. Competition in the crafts distribution business is based on product innovation, range of selection, brand names, price, display techniques and speed of distribution. We cannot assure you that our domestic or foreign competitors will not be able to offer products that are more attractive to our customers or potential customers than what we are able to provide. A large number of domestic and foreign manufacturers supply apparel and buttons to the United States market, many of which have a much more significant market presence than does the Company. Some of the Company's competitors also have substantially greater financial, marketing, personnel and other resources than the Company. This may enable the Company's competitors to compete more aggressively in pricing and marketing and to react more quickly to market trends and to better weather market downturns. Increased competition by existing and future competitors could result in reductions in sales or reductions in prices of the Company's products. There is no assurance that the Company will be able to compete successfully against present or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's results of operations or financial condition.

The Company Depends On Third Parties For Crucial Raw Materials And Services.

         The principal raw materials used by the Textile Conversion Division are cotton, rayon and polyester. Cotton is available from a large number of suppliers. The quantity of plantings, crop and weather conditions, agricultural policies, domestic uses, exports and market conditions can significantly affect the cost and availability of cotton. The price of polyester varies and is determined by supply and demand as well as the price of petroleum used to produce polyester. The Company depends on third party knitters, finishers and transporters in the production and delivery of the finished fabrics it sells and markets to apparel manufacturers. If any of its third party knitters, finishers and transporters fail to timely produce quality products and in sufficient quantity or fail to timely deliver finished products, the Company's results would suffer. In 2002, four of the Company's principal suppliers of greige goods and yarn and the primary knitters and finishers accounted for approximately 49% of the Company's purchases.

The Company's Business Is Subject To The Seasonal Nature Of The Industry.

         The textile conversion business is seasonal and the Company expects to realize higher revenues and operating income in the second and third calendar quarters. Such seasonality takes into account the standard lead-time required by the fashion industry to manufacture apparel, which corresponds to the respective retail selling seasons. Standard lead-time is the period of time commencing when the Company receives an order from a customer and ending when the order ships. In response to this seasonality, the Company generally increases its inventory levels, and thereby has higher working capital needs during the first and third quarters of its fiscal year. The Company and the U.S. apparel industry in general are sensitive to the business cycle of the national economy. Moreover, the popularity, supply and demand for particular apparel products can change significantly from year to year based on prevailing fashion trends and other factors. Reflecting the cyclical nature of the apparel industry, many apparel producers tend to increase capacity during years in which sales are strong. These increases in capacity tend to accelerate a general economic downturn in the apparel markets when demand weakens. These factors have contributed historically to fluctuations in the Company's results of operations and they are expected to continue to occur in the future. The Company may be unable to compete successfully in any industry downturn.

         The crafts distribution business is largely based on reorders from its retail customers and as a result the business is influenced by the buying habits of consumers. Home sewing and craft activities take place on a year-round basis; however, they are generally indoor activities and as a result they experience an increased participation level during the fall, winter and early spring months. Anticipating this pattern, the Company's retail customers place somewhat larger reorders during the July through March period.

         The Company's seasonality, along with other factors that are beyond its control, including general economic conditions, changes in consumer behavior, weather conditions, availability of import quotas and currency exchange rate fluctuations, could adversely affect the Company and cause its results of operations to fluctuate. Results of operations in any period should not be considered indicative of the results to be expected for any future period. The sale of the Company's products is subject to substantial cyclical fluctuation. Sales tend to decline in periods of recession or uncertainty regarding future economic prospects that affect consumer spending, particularly on discretionary items. This cyclicality and any related fluctuation in consumer demand could have a material adverse effect on the Company's results of operations and financial condition.

The Future Of The Company Will Depend On Key Personnel That It May Not Be Able To Retain.

         If the Company does not succeed in retaining and motivating existing personnel, its business will be affected, and the loss of such personnel might result in the Company not being able to retain customer accounts, generate new business or maintain sales. The Company depends on the continued services of its key personnel particularly its employees comprising its sales and marketing department and purchasing/distribution group as well as its two executive officers, Robert A. Levinson and Edward F. Cooke. Each of these individuals has acquired specialized knowledge and skills with respect to the Company's lines of businesses and their respective operations. As a result, if any of these individuals were to leave the Company, the Company could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience.

The Crafts Business Is In An Industry That Is Subject To Significant Fluctuations In Operating Results That May Result In Unexpected Reductions In Revenue.

         The crafts business is in an industry that is subject to significant fluctuations in operating results, which may lead to unexpected reductions in revenues. Factors that may influence the Company's operating results include:

         o        the volume and timing of customer orders received;

         o        the timing and magnitude of customers' marketing campaigns;

         o        the loss or addition of a major customer;

         o        the availability and pricing of materials for our products;

         o the increased expenses incurred in connection with the introduction of new products;

         o        currency fluctuations;

         o        delays caused by third parties; and

         o        changes in our product mix.

Because the Company Generally Does Not Enter Into Long-Term Sales Contracts With Its Customers, Its Sales May Decline If Its Existing Customers Choose Not To Buy Its Products.

         Customers are not required to purchase its products on a long-term basis. As a result, a customer that generates substantial revenue for the Company in one period may not be a substantial source of revenue in a future period. In addition, customers generally have the right to terminate their relationship with the Company without penalty and with little or no notice. Without long-term contracts with the majority of its customers, the Company cannot be certain that its customers will continue to purchase its products or that it will be able to maintain a consistent level of sales, as occurred in 2002 when the Textile Conversion Division lost a major customer which resulted in a 48.5% decrease in sales.

The Company Is Impacted By Environmental Laws And Regulations.

         The Company is subject to a number of federal, state and local environmental laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and comparable state statutes that impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. In addition, the Company is subject to laws concerning treatment, storage and disposal of waste, the discharge of effluents into waterways, the emissions of substances into the air and various health and safety matters. The Company's operations must meet extensive federal, state and local regulatory standards in the areas of safety, health and environmental pollution controls. Although the Company believes that its business is operating in compliance in all material respects with such laws, statutes and regulations, many of which provide for substantial penalties for violations, there can be no assurance that future changes in federal, state, or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures.

The Company May Not Have The Necessary Funds To Finance A Required Mandatory Redemption Of The Series A Preferred Stock.

         The Company Series A preferred stock is subject to mandatory redemption, in three equal annual installments on June 15, 2007, June 15, 2008 and June 15, 2009, at a price per share of Series A preferred stock equal to $1 per share, together with an amount representing accrued and unpaid dividends, whether or not declared, to the date of redemption. This represents a significant future liability of the Company. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in sufficient amounts to enable the Company to redeem the Series A preferred stock when required to do so. In the event that the Company fails to redeem the Series A preferred stock on any of the mandatory redemption dates, the Series A preferred stockholders will be entitled to receive cumulative cash dividends, and no distribution or dividend in cash, shares of capital stock or other property will be paid or declared on the common stock. Similarly, if the redemption on the Series A preferred is not met, and should the Company liquidate or dissolve, no payment of any kind may be made to the common stockholders without first satisfying the accrued cash dividends owed to the Series A preferred stockholders. In addition, Series A preferred stock payments are currently restricted under the Company's financing arrangements with its lenders.

Item 2.  DESCRIPTION OF PROPERTY.

         The Company's principal offices are located at 462 Seventh Avenue, 20th Floor, New York, New York 10018. The Company leases this property, approximately 6,500 square feet, at approximately $169,000 per year. The lease expires on January 21, 2007.

         The Company also leases an 11,000 square foot office facility in Carlstadt, New Jersey and owns a 104,000 square foot packaging and distribution facility located in Lansing, Iowa and a 35,000 square foot manufacturing and distribution facility located in Veendam, the Netherlands.

         The Company owns a former dye facility located in Emporia, Virginia, which is leased to the purchaser of the Company's former Home Furnishings division under a triple net fifty-year lease with a nominal base rent. In addition, the Company owns one facility no longer used in operations: a 104,000 square foot former production facility at Watertown, Connecticut of which approximately 45,500 square feet are leased to unrelated third parties.

         The Company believes that the facilities are adequate and suitable to service its present and reasonably foreseeable needs.

Item 3.  LEGAL PROCEEDINGS.

         For a description of certain litigation proceedings against the Company, see Note 9 to the Financial Statements.

         The Company is subject to a number of federal, state and local environmental laws and regulations, including those concerning the treatment, storage and disposal of waste, the discharge of effluents into waterways, the emissions of substances into the air and various health and safety matters. In addition, CERCLA and comparable state statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. These parties are typically identified as "potentially responsible parties" or "PRPs."

         Approximately seven years ago a property owned by the Carlyle Manufacturing Company, Inc. ("CM") (a non-operating subsidiary) located at 30 Echo Lake Road in Watertown, Connecticut was being investigated by the United States Environmental Protection Agency ("EPA") for possible inclusion on the National Priorities List promulgated pursuant to CERCLA but no such listing has occurred. A Site Inspection conducted at this location detected certain on-site soil and groundwater contamination, as well as contamination of nearby water. This site is listed on the Connecticut State Hazardous Waste Disposal Site list, but remediation activity has not been required by the Connecticut Department of Environmental Protection ("CTDEP").

         CM owned an inactive facility located in North Grosvenordale, Connecticut at which soil contamination had been found. Carlyle reported this contamination to the CTDEP in 1989 and was working with the CTDEP to define remedial options for the site, which it expected would focus primarily on removal and possible stabilization of contaminated soil on site. Carlyle estimated the cost of soil remediation at this site to be approximately $100,000 based upon information on the costs incurred by others in remediating similar contamination at other locations. The facility was sold in 2001 and related environmental liability was assumed by the buyer.

         On or about June 1992, Carlyle received notices from the EPA that Carlyle, Belding Corticelli Thread Co. ("BCTC") (a discontinued operation) and CM had been identified, along with 1,300 other parties, as PRPs in connection with the alleged release of hazardous substances from the Solvents Recovery Service of New England Superfund Site in Southington, Connecticut (the "SRS site"). Carlyle settled its alleged liability in connection with the SRS sites by paying $1,626 in connection with a settlement offered to de minimis parties at the SRS site in 1994. BCTC and CM, along with other PRPs, committed to perform the Remedial Investigation and Feasibility Study ("RIFS") and two Non-Time Critical Removal Actions ("NTCRA") at the SRS site. The RIFS, and the first NTCRA (except for certain maintenance activities) have been completed. BCTC and CM have been allocated approximately 0.04% and 1.26%, respectively, of costs incurred to date, based on their alleged volume of waste shipped to the SRS site. It is presently anticipated that the EPA will not issue the record of decision for this site for at least two years. The Company is unable, at this time, to estimate the ultimate cost of the remedy for the SRS site.

         In April 2000, CM and BCTC (as well as numerous other members of the SRS PRP Group) received written notification that they had been designated as PRPs in connection with the alleged transshipment of waste from the SRS site to the Angelillo Property Superfund site in Southington, Connecticut (the "Angelillo Site") from October 30, 1967 through February 28, 1987. To date, the EPA claims it has incurred approximately $1.2 million in response costs in connection with the Angelillo Site and it has demanded reimbursement of those costs (as well as interest and future costs) from CM, BCTC, and other PRPs. In March 2001, the members of the SRS Group named as PRPs at the Angelillo Site accepted EPA's offer to settle its claim for past costs relating to the Angelillo transshipment site for a payment of $626,000. In May 2001, CM and BCTC received invoices in the amounts of $12,574.20 and $349.01, respectively, representing their share of the Angelillo settlement with EPA, and CM and BCTC paid said amounts later that month.

         The Angelillo settlement agreement was subject to a public comment period which has expired. In accordance with CERCLA, the EPA may modify or withdraw its consent to this agreement if comments disclose facts or considerations that cause it to believe that the agreement is inappropriate improper or inadequate. The settling parties and the EPA are working towards a resolution of all comments received from the public. The Company does not believe it is probable that additional costs will be incurred at this site.

         By third-party summons and complaint dated November 27, 1991, CM was named as a third-party defendant in an action pending in the United States District Court for the District of Rhode Island entitled United States v. Davis. In addition to CM, approximately 60 other companies were joined as third-party defendants. Amended third-party complaints named additional third-party defendants. The third-party complaint against CM alleged claims for contribution under CERCLA, common law indemnification and state law contribution. The third-party complaint alleged that CM (and the majority of the other third-party defendants) shipped waste to the Chemical Control Corporation, which waste was commingled and then shipped to the Davis Liquid Waste site located in Smithfield, Rhode Island. CM has entered into an agreement to settle liability in connection with the above claims for payment of the sum of $200,000. The Consent Decree was approved in 1998 by the Federal District Court. At least one non-settling party appealed from the District Court's approval of the Consent Decree. The appellate court affirmed the district court's approval of the Consent Decree. The Company does not believe it is probable that additional costs will be incurred at this site.

         The amounts referred to above do not include costs that the Company or its subsidiaries may incur for consultants' or attorneys' fees or for administrative expenses in connection with the Company's participation as part of a PRP group. The reserve the Company has established for environmental liabilities, in the amount of $1.3 million, represents the Company's best current estimate of the costs of addressing all identified environmental problems, including the obligations relating to the Remedial Investigation and two Non-Time Critical Removal Actions at the Solvents Recovery Superfund site, based on the Company's review of currently available evidence, and takes into consideration the Company's prior experience in remediation and that of other companies, as well as public information released by EPA and by the PRP groups in which the Company or its subsidiaries are participating. Although the reserve currently appears to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and no assurances can be given that the Company's estimate of any environmental liability will not increase or decrease in the future. The uncertainties relate to the difficulty of estimating the ultimate cost of any remediation that may be undertaken, including any operating costs associated with remedial measures, the duration of any remediation required, the amount of consultants' or attorneys' fees that may be incurred, the administrative costs of participating in the PRP groups, and any additional regulatory requirements that may be imposed by the federal or state environmental agencies.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Voting results from the annual meeting of stockholders on December 31, 2002, were as follows:

                  1. Approval of merger with Carlyle Industries, Inc. The stockholders approved the merger with Carlyle. There were 1,284,080 votes for the merger, 1,050 votes against and 2,332 votes abstaining.

                  2. Proposal to amend and restate the Certificate of Incorporation to provide for the issuance of a new class of preferred stock. The stockholders approved the proposal to amend and restate the Certificate of Incorporation to provide for the issuance of a new class of preferred stock and to change the par value of the Company common stock from $0.56 per share to $0.01 per share. There were 1,282,665 votes for the proposal, 1,505 votes against the proposal, and 3,224 votes abstaining.

                  3. Election of Directors. The stockholders elected the following six persons to serve as directors of the Company until the next annual meeting or until their successors are elected: Edward H. Cohen, Edward F. Cooke, Joseph S. DiMartino, Robert A. Levinson, John McConnaughy and Giandomenico Picco. There were 1,285,802 votes for, 25 votes against, and 900 votes abstained.

                  4. Approval of the 2002 Stock Option Plan. The stockholders approved the 2002 Stock Option Plan. There were 1,280,279 votes for, 5,443 votes against, and 2,413 votes abstained.

                  5. Approval of Friedman, Alpren & Green LLP as independent auditors for fiscal 2002. The stockholders approved the selection of Friedman, Alpren & Green as independent auditors for fiscal 2002. There were 1,774,604 votes for, 615 votes against, and 3,699 votes abstained.

                  6. Elect three persons to serve as directors if the merger is not consummated. There were 1,285,062 votes for, 701 votes against, and 400 votes abstained.

                  7. To permit the Company's board of directors, in its discretion, to adjourn or postpone the Annual Meeting if necessary for further solicitation of proxies if there are not sufficient votes at the originally scheduled time of the Annual Meeting to approve each proposal. There were 1,775,041 votes for, 2,140 votes against, and 1,957 votes abstained.

                                    PART II.


Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is traded on the Over The Counter Bulletin Board under the symbol "LEVC.OB." The par value of the Company's common stock was changed from $0.56 to $0.01 per share, on January 6, 2003 in connection with its merger with Carlyle. The common stock is traded sporadically, and no established liquid trading market currently exists therefor.

         The following table sets forth the range of high and low bids of the Company's common stock for the calendar quarters indicated.


                                  High              Low
         2002                  ---------        ---------
         First Quarter         $    2.25        $    1.85
         Second Quarter             3.15             1.61
         Third Quarter              1.61             1.26
         Fourth Quarter             2.50              .90

         2001
         First Quarter         $   2.438        $   1.188
         Second Quarter            4.400            1.250
         Third Quarter             5.000            2.150
         Fourth Quarter            3.000            1.800

Holders of Record

         As of March 5, 2003, there were approximately 6,500 holders of record of Company common stock.

Dividend Policy

         The Company has not paid any cash dividends on shares of its common stock and has no present intention to declare or pay cash common stock dividends in the foreseeable future. The Company is restricted under the financing arrangements it has with CIT Group/Financial Services, Inc. ("CIT") from declaring or paying dividends on its common stock without first obtaining CIT's consent. For a description of the financing arrangements, see "Liquidity and Capital Resources."

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

         On January 6, 2003, the Company completed its merger with Carlyle. Because the merger was not closed until 2003, it had no effect on the Company's 2002 financial condition or results of operations except for the merger related fees and expenses in the amount of $668,000 incurred by Levcor during fiscal 2002. Therefore, the following management's discussion and analysis only reflects the Company's financial condition and results of operations prior to the merger (except that the "Liquidity and Capital Resources" section discusses aspects of the acquired Carlyle business as well).

         Information regarding Carlyle's financial statements and the unaudited pro forma consolidated financial statements of the Company after giving effect to the merger can be found in the Company's Amendment to Current Report on Form 8-K/A, filed with the SEC on March 21, 2003. The unaudited pro forma consolidated financial statements are based on the historical financial statements and accompanying notes of Carlyle which are included in the Form 8-K/A and the historical financial statements and accompanying notes of the Company which are included elsewhere in this Form 10-KSB. The unaudited pro forma consolidated financial statements assume that, for accounting purposes, Carlyle acquired the Company. The unaudited pro forma consolidated balance sheet assumes the merger was consummated on December 31, 2002 and combines the audited December 31, 2002 balance sheet of Carlyle with the audited December 31, 2002 balance sheet of the Company. The 2002 unaudited pro forma consolidated statement of income combines the year ended December 31, 2002 audited statement of income for Carlyle with the year ended December 31, 2002 audited statement of operations for the Company. The unaudited pro forma consolidated statement of income assumes the merger took place on January 1, 2002.

         This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's financial statements and the related notes included elsewhere in this report.

Critical Accounting Policies

         The following is a brief discussion of the critical accounting policies used in the preparation of the Company's financial statements, including those accounting policies and methods used which require subjective judgments and are considered very important to the understanding of the Company's financial condition.

     Receivables

         Under the Company's factoring agreement with CIT, CIT purchases substantially all of the trade accounts receivable without recourse and assumes substantially all credit risk with respect to such accounts. The factoring agreement allows the Company to obtain advances, computed on a borrowing base formula, that bear interest at 1/2% above prime rate (interest rate at December 31, 2002 was 4.75%). The amounts due to the Company from CIT earn no interest. The Company has pledged its accounts receivable and property and equipment as collateral under the factoring agreement.

     Inventory

         Inventories are stated at the lower of cost (principally average cost) or market. Inventories consist of yarn and greige goods (collectively considered raw materials), work in process and finished goods. The Company estimates the markdowns required for inventories based upon future marketability as well as general economic conditions.

     Revenue Recognition

         Revenue is recognized when goods are shipped to customers. Usual sales terms are FOB shipping point, at which time the Company has completed all performance obligations to consummate the sale. During fiscal 2002 and 2001, the Company did not recognize any revenues from bill and hold transactions.

     Debt and Debt Covenants

         At December 31, 2002, the Company was in compliance with all debt covenants.

Results of Operations

Fiscal 2002 Compared to Fiscal 2001

         Sales for the year ended December 31, 2002 totaled $10.3 million, a decrease of approximately $9.8 million, or 48.5%, from $20.1 million for the year ended December 31, 2001. The decrease was the result of a decline in sales in the woven division caused by the loss of a major customer's program from fiscal 2001.

         Other revenue totaled $150,000 during the year ended December 31, 2002 as compared to $20,000 during the year ended December 31, 2001. Other income consisted principally of income earned in financing customer import purchases.

         Cost of goods sold for the year ended December 31, 2002 totaled $8.4 million, a decrease of approximately $8.0 million, or 48.6%, from $16.4 million for the year ended December 31, 2001. The decrease in cost of goods was directly related to the reduction in sales in fiscal 2002 as compared with fiscal 2001.

         Gross profit for the year ended December 31, 2002 was approximately $2.1 million, a decrease of approximately $1.6 million, or 44.7%, from $3.7 million for the year ended December 31, 2001. The decrease in gross profit was primarily the result of reduced sales in fiscal 2002 as compared to fiscal 2001. The gross profit percentage was 19.9% for the year ended December 31, 2002 as compared to 18.6% for the year ended December 31, 2001.

         Selling, general and administrative expenses for the year ended December 31, 2002 totaled $2.6 million as compared to $3.1 million for the year ended December 31, 2001, a decrease of approximately $544,000, or 17.6%. The decrease was due to the scaling back of the woven division, reduced factor fees which vary with sales and other cost-cutting measures taken by the Company in fiscal 2002. As a percentage of net sales, selling, general and administrative expenses increased from 15.4% in fiscal 2001 to 24.3% in fiscal 2002.

         Merger related fees and expenses totaled $668,000 during the year ended December 31, 2002.

         Loss on impairment of assets held for sale totaled $169,000 in fiscal 2002 as compared to $20,000 in fiscal 2001.

         Interest expense totaled approximately $202,000 in fiscal 2002 as compared to $427,000 in fiscal 2001. The lower interest expense was the result of reduced borrowings and lower interest rates. The Company replaced its old term note with a new term loan on May 2, 2002 at a significantly lower interest rate.

Liquidity and Capital Resources

         At December 31, 2002, the Company's principal sources of liquidity included cash and cash equivalents of $4,000 and trade accounts receivable of $203,000.

         The Company's principal sources of cash flow are from operations and borrowings under credit facilities.

         Net cash flow used in operating activities totaled $270,000 during the year ended December 31, 2002 as compared to $346,000 during the year ended December 31, 2001. Net cash flow provided by investing activities totaled

$15,000 and $12,000, respectively, during the years ended December 31, 2002 and 2001. Net cash provided by financing activities totaled $256,000 and $330,000, respectively, for the years ended December 31, 2002 and 2001.

         In September 1998, the Company entered into a factoring agreement with CIT, whereby CIT purchases the Company's trade accounts receivable and assumes substantially all credit risk with respect to such accounts. The amounts due to the Company from CIT earn no interest. The factoring agreement allows the Company to obtain advances that bear interest at 0.5% above prime rate. The Company pledged its accounts receivable and property and equipment as collateral under the factoring agreement. There is no set limit on borrowings. The amount available for borrowing is based on a formula consisting of 90% of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit.

         On May 2, 2002, the Company borrowed $3.0 million from JPMorgan Chase Bank ("JPMorgan") pursuant to a promissory note due May 3, 2004. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest on the note at December 31, 2002 was 2.469%. In addition, Robert A. Levinson a stockholder, officer and director of the Company has provided certain additional collateral guaranteeing the note. The proceeds of the note were used to payoff the outstanding balance of approximately $1.4 million of a term note with CIT and pay down the Company's advance position of $1.16 million with CIT. The remainder was used for working capital requirements.

         If necessary, Mr. Levinson has agreed to personally support the Company's cash requirements to enable it to fulfill its obligations through January 2, 2005, to the extent necessary, up to a maximum amount of $3.0 million. The Company believes its reliance on such commitment is reasonable and that Mr. Levinson has sufficient liquidity and net worth to honor such commitment. The Company believes that Mr. Levinson's written commitment provides the Company with the legal right to request and receive such advances. In the event that Mr. Levinson did not honor such commitment, the Company would have the right to sue Mr. Levinson for breach of his agreement.

         On June 5, 2002, the Company's board of directors determined that because the financing arrangement with CIT had been paid-off in May 2002 and the Company's other sources of financing were subject to lower interest rates, it was in the Company's best interest to prepay a portion of the outstanding principal amount owed to Mr. Levinson. On June 5, 2002, the Company prepaid $220,000 of the outstanding principal amount owed to Mr. Levinson. The remaining principal balance owed by the Company to Mr. Levinson as of December 31, 2002 totaled $500,000. The principal balance, together with accrued interest on this obligation of $285,000, has been classified as a long-term obligation because Mr. Levinson has promised not to demand payment until at least January 2, 2005. The Company believes its reliance on such written undertaking is reasonable. In the event that Mr. Levinson did demand repayment prior to January 2, 2005, the Company believes that such demand would be unenforceable and that the Company would have the right to sue Mr. Levinson for breach of his agreement. Mr. Levinson reaffirmed this undertaking in writing on March 4, 2003.

         In January 2003, in connection with the merger with Carlyle, the Company assumed approximately $4.7 million of Carlyle's revolving credit and long-term debt. Carlyle had financing agreements (the "CIT Facilities") with CIT, which provided for a maximum aggregate revolving credit of up to $7.5 million to Carlyle. The CIT Facilities are comprised of separate financing agreements with each of the Company and its wholly-owned subsidiaries, Blumenthal/Lansing Company, LLC and Westwater Industries, LLC. The financing agreements with Blumenthal/Lansing Company, LLC and Westwater Industries, LLC provide for revolving credit advances to such facilities based on eligible accounts receivable and inventory and include a letter of credit agreement with a limit of $500,000.

         The financing agreement with the Company provides for a term loan (the "Term Loan") in the amount of $2.0 million and revolving credit of $500,000. The Term Loan amortizes $12,000 per month during each of the first twenty-five months followed by a final installment payment of $1.7 million during the twenty-sixth month. All amounts outstanding under the CIT Facilities bear interest at the Chase Bank N.A. prime rate plus 0.5% with a minimum rate of 5%.

         The CIT Facilities contain representations and warranties and events of default customary for agreements of this nature, such as restrictions on incurring more debt, acquisitions, preferred stock payments in excess of $300,000 per year, the use of proceeds from the sale of assets and change in voting control of the Company. The CIT Facilities also contain a subjective acceleration clause which states that, except for the Term Loan, all remaining obligations under the CIT Facilities shall, at CIT's option, be immediately due and payable without notice or demand upon the occurrence of any change in the Company's condition or affairs (financial or otherwise) that in CIT's sole discretion exercised by CIT in accordance with CIT's business judgement materially impairs the collateral or increases CIT's risk. In the case of the Term Loan, CIT may accelerate the maturity in the event of a default by the Company after thirteen months notice of such acceleration.

         In connection with the CIT Facilities, the Company and its subsidiaries made guarantees and issued first priority liens covering substantially all of the assets of the Company and its subsidiaries. In addition, Mr. Robert A. Levinson provided certain collateral against advances provided under the CIT Facilities.

         The Company believes that cash generated from the sale of fabrics, the advances under the CIT factoring agreement, the proceeds from its term note with JPMorgan and loans from Mr. Levinson (if needed) will be sufficient to fund operations through 2004. The Company's unrestricted cash was approximately $4,000 and $3,000 at December 31, 2002 and 2001, respectively.

         The Company's future minimum lease payments under noncancelable operating leases at December 31, 2002 are approximately $704,000 for the years 2003 through 2007. These payments are for the Company's headquarters in New York.

         In connection with the merger, the Company issued 4,555,007 shares of its Series A preferred stock for 4,555,007 shares of Carlyle's Series B preferred stock. The Series A preferred stock is subject to mandatory redemption, to the extent the Company may lawfully do so, in three equal annual installments on June 15, 2007, June 15, 2008 and June 15, 2009, in each case, from funds legally available therefor, at a price per share of Series A preferred stock equal to $1 per share, together with an amount representing accrued and unpaid dividends, whether or not declared, to the date of redemption.

         Dividends on the Series A preferred stock accrue at a rate of $0.06 per annum per share when, as and if declared by the Company and are payable quarterly on March 15, June 15, September 15 and December 15. Quarterly dividends which are not paid in full in cash on any dividend payment date will accumulate without interest. Under the terms of the CIT Facilities, preferred stock redemption payments are currently restricted.

         Seasonality

         The business of the Company is seasonal and it generally realizes higher revenues and operating income in the second and third calendar quarters. Such seasonality takes into account the standard lead-time required by the fashion industry to manufacture apparel, which corresponds to the respective retail selling seasons. Standard lead-time is the period of time commencing with when the Company receives an order from a customer and ending with when the Company ships the order to the customer.

         Impact of Inflation

         The Company's results are affected by the impact of inflation on operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.

New Accounting Pronouncements

SFAS No. 145

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to the classification of debt extinguishment is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 is not expected to have a material impact on the Company's results of operations and financial position.

SFAS No. 146

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on the Company's results of operations and financial position.

SFAS No. 148

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. (Under the fair value based method, compensation cost for stock options is measured when options are issued.) In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation.

        The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

Item 7.  FINANCIAL STATEMENTS



                           LEVCOR INTERNATIONAL, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
Audited Financial Statements

Report of Independent Certified Public Accountants..........................  19

Balance Sheet at Year Ended December 31, 2002 ..............................  20

Statements of Operations for the Years Ended December 31, 2002, and 2001 ...  21

Statements of Stockholders' Deficiency at December 31, 2002, and 2001.......  22

Statements of Cash Flows for the Years Ended December 31, 2002, and 2001....  23

Notes to Financial Statements...............................................  24

FRIEDMAN
ALPREN &                                                      1700 BROADWAY
GREEN LLP                                                     NEW YORK, NY 10019
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS                  212-842-7000
                                                              FAX 212-842-7001
                                                              www.nyccpas.com



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
   LEVCOR INTERNATIONAL, INC.


         We have audited the accompanying balance sheet of LEVCOR INTERNATIONAL, INC. as of December 31, 2002, and the related statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LEVCOR INTERNATIONAL, INC. as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.




                                                     Friedman Alpren & Green LLP

New York, New York
March 4, 2003

                           LEVCOR INTERNATIONAL, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2002
                 (In thousands except share and per share data)

ASSETS
------

Current assets:
  Cash                                                           $      4
  Due from factor                                                     285
  Accounts receivable, trade (net of allowance of $17)                203
  Inventories, net                                                  1,445
  Other current assets                                                 35
                                                                 --------
     Total current assets                                           1,972
                                                                 --------
  Property and equipment, at cost less accumulated
      depreciation and amortization of $97                             59
  Assets held for sale                                                 50
  Security deposits                                                    35
                                                                 --------
         Total assets                                            $  2,116
                                                                 ========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                         $  1,422
   Accrued merger fees and expenses                                   523
                                                                 --------
     Total current liabilities                                      1,945
                                                                 --------
Long-term debt                                                      3,000
Loans payable - officer/stockholder                                   785
                                                                 --------
         Total liabilities                                          5,730
                                                                 --------
Stockholders' deficiency:
   Common stock - par value $0.56 per share;
     authorized 15,000,000 shares,
     issued 2,395,794 shares and
     outstanding 2,338,194 shares                                   1,342
   Capital in excess of par value                                   5,277
   Accumulated deficit                                            (10,156)
                                                                 --------
                                                                   (3,537)
   Less - Treasury stock - at cost, 57,600 shares                     (77)
                                                                 --------
            Total stockholders' deficiency                         (3,614)
                                                                 --------
            Total liabilities and stockholders' deficiency       $  2,116
                                                                 ========

The accompanying notes are an integral part of these financial statements.

                           LEVCOR INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                      (In thousands except per share data)



                                                     Years Ended December 31,
                                                      2002             2001
                                                    --------         -------
Net sales                                           $ 10,347         $20,108
Other revenue                                            150              20
                                                    --------         -------
Total revenue                                         10,497          20,128
Cost of goods sold                                     8,430          16,393
                                                    --------         -------
Gross profit                                           2,067           3,735
                                                    --------         -------
Selling, general and administrative expenses           2,552           3,096
Merger related fees and expenses                         668              --
Loss on impairment of assets held for sale               169              20
                                                    --------         -------
Income (loss) before interest expense                 (1,322)            619
Interest expense                                         202             427
                                                    --------         -------
Net income (loss)                                   $ (1,524)        $   192
                                                    ========         =======

Earnings per common share:

Basic and diluted earnings per common share         $   (.65)        $  0.08
                                                    ========         =======

Weighted average number of common shares
outstanding - basic                                    2,336           2,321
Potential common stock                                    72              74
                                                    --------         -------

Weighted average number of shares
   outstanding - diluted                               2,408           2,395
                                                    ========         =======



The accompanying notes are an integral part of these financial statements.

                           LEVCOR INTERNATIONAL, INC.
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                             (Dollars in thousands)

                                            Common  Stock                                       Treasury Stock
                                       ----------------------   Capital in                  ----------------------       Total
                                                                 excess of   Accumulated                              Stockholders'
                                         Shares       Amount     Par Value     Deficit        Shares      Amount       Deficiency
                                       ---------    ---------    ---------    ---------     ---------    ---------     ---------
Balance, December 31, 2000             2,376,299    $   1,331    $   5,254    $  (8,825)       57,600    $     (77)    $  (2,316)

Shares issued for services rendered        7,348            4           13           --            --           --            17
Net income                                    --           --           --          192            --           --           192
                                       ---------    ---------    ---------    ---------     ---------    ---------     ---------
Balance December 31, 2001              2,383,647    $   1,335    $   5,267    $  (8,633)       57,600    $     (77)    $  (2,107)
                                       ---------    ---------    ---------    ---------     ---------    ---------     ---------

Shares issued for services rendered        2,381            1            4           --            --           --             5
Stock options exercised                    9,766            6            5           --            --           --            11
Net loss                                      --           --           --       (1,524)           --           --        (1,524)
                                       ---------    ---------    ---------    ---------     ---------    ---------     ---------

Balance December 31, 2002              2,395,794    $   1,342    $   5,277    $ (10,156)       57,600    $     (77)    $  (3,614)
                                       =========    =========    =========    =========     =========    =========     =========


The accompanying notes are an integral part of these financial statements.

                           LEVCOR INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                 Years Ended December 31
                                                                    2002          2001
                                                                  -------       -------
Cash Flows From Operating Activities:
Net income (loss)                                                 $(1,524)      $   192
Adjustments to reconcile net income (loss) to
   net cash used in operating activities
   Depreciation and amortization                                       28            31
   Provision for doubtful accounts                                     --            11
   Services paid in common stock                                        5            17
   Loss on impairment of assets held for sale                         169            20
   Changes in operating assets and liabilities:
     Accounts receivable                                             (159)           89
     Inventories                                                      767         1,476
     Prepaid expenses and other current assets                         14            54
     Accrued interest on loan payable to officer/stockholder           36            43
     Accounts payable and accrued expenses                            (96)       (2,312)
     Accrued merger related fees and expenses                         523            --
     Deferred income                                                  (33)           33
                                                                  -------       -------
     Net cash used in operating activities                           (270)         (346)
                                                                  -------       -------

Cash Flows From Investing Activities:
   Proceeds from sale of assets held for sale                          15            21
   Purchases of property and equipment                                 --            (9)
                                                                  -------       -------
     Net cash provided by investing activities                         15            12
                                                                  -------       -------

Cash Flows From Financing Activities:
   Payment of long-term debt                                       (1,681)         (689)
   Proceeds from issuance of long term debt                         3,000            --
   Proceeds from (payments to) factor                              (1,074)        1,019
   Proceeds from exercise of stock options                             11            --
                                                                  -------       -------
     Net cash provided by financing activities                        256           330
                                                                  -------       -------
     Net increase (decrease) in cash and cash equivalents               1            (4)

Cash and cash equivalents beginning of year                             3             7
                                                                  -------       -------
Cash and cash equivalents end of year                             $     4       $     3
                                                                  =======       =======
Supplemental disclosure of cash flow information
   Cash paid during the year for:
       Interest                                                   $   154       $   383
                                                                  =======       =======
       Income taxes                                               $     1       $    --
                                                                  =======       =======


The accompanying notes are an integral part of these financial statements.

                           LEVCOR INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Liquidity

         Levcor International, Inc. (the "Company") operates a fabric-converting business that produces fabrics used in the production of apparel. The Company sells its products to customers in the United States and Canada.

         The Company sustained substantial losses that have adversely affected the Company's liquidity. At December 31, 2002, the Company had a stockholders' deficiency of approximately $3.6 million. Robert A. Levinson, an officer, director and stockholder of the Company has agreed to continue to personally support the Company's cash requirements to enable the Company to meet its current obligations through January 2, 2005 and to fund future operations.

         The Company has successfully implemented several actions to reduce losses and improve cash flow. These actions include the merger with Carlyle Industries, Inc. ("Carlyle") effective January 6, 2003 as described in Notes 2 and 15. Although there can be no assurance that these measures will continue to be successful, the Company believes that future operations and support from Robert A. Levinson will provide sufficient liquidity to fund current operations.

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

Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for on a straight-line basis, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, which range from three to seven years. Leasehold improvements are amortized over the lesser of the lease term or the service lives of the improvements.

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

         The Company initiated a process to sell certain operating machinery and equipment. This machinery and equipment was acquired in a business combination in 1999. The machinery and equipment has never been used and, accordingly, no depreciation has ever been taken. In 2001, the Company sold a portion of the equipment for book value. In March 2003, the Company obtained an appraisal of the remaining machinery and equipment indicating a value of approximately $50,000. As a result of this appraisal, an impairment loss was recorded as of December 31, 2002 in the amount of $169,000.

Earnings (Loss) Per Common Share

         The computation of basic net income (loss) per share of common stock is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share reflects additional shares from the assumed exercise of stock options (see Note 10), if dilutive.

Income Taxes

         The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are recognized for the estimated future tax effects of the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

Financial Instruments

         The Company's financial instruments include long-term debt and loans payable to Robert A. Levinson. The fair value of the promissory note in favor of JPMorgan Chase Bank, the largest portion of the long-term debt, approximates its carrying value because that note had a market-based interest rate. It was not practicable to estimate the fair value of the loans payable to Robert A. Levinson because no market exists for that type of instrument.

New Accounting Pronouncements

SFAS No. 145

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to the classification of debt extinguishment is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 is not expected to have a material impact on the Company's results of operations and financial position.

SFAS  No. 146

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity

(including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on the Company's results of operations and financial position.

SFAS No. 148

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. (Under the fair value based method, compensation cost for stock options is measured when options are issued.) In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation.

        The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

Revenue Recognition

         Revenue is recognized when goods are shipped to customers. Usual sales terms are FOB shipping point, at which time the Company has performed all obligations to consummate the sale. On occasion, the Company recognizes revenue from bill and hold sales for its most significant customer. The Company recognizes revenue from these transactions only when all of the following occurs: the risk of ownership has passed to the customer, the customer has made a fixed commitment to purchase the goods, the customer has requested that the transaction be on a bill and hold basis even though the goods are ready for shipment, there is a fixed date of delivery, the Company has performed all performance obligations to consummate the sale and the goods are segregated from the remainder of the Company's goods in the warehouse. During the years ended December 31, 2002 and 2001, the Company did not recognize any revenues from bill and hold transactions.

         The significant costs included in selling, general and administrative expenses are salaries, sales commissions, benefits and related payroll taxes, rent and utilities, professional fees, factor fees, product development costs, travel and entertainment and telecommunication expenses.

Shipping and Handling

         For each of the years December 31, 2002 and 2001, the Company billed approximately $10,000 of shipping and handling fees to its customers. During the same periods, the Company incurred shipping and handling costs of $143,000 and $141,000, respectively.

Stock-Based Compensation Plans

         The Company maintains a stock option plan, as more fully described in
Note 10 to the financial statements, accounted for using the "intrinsic value" method pursuant to the provisions of Accounting Principles Board Opinion No. 25,

"Accounting for Stock Issued to Employees." The fair value of options granted and the pro forma effects on the Company's net income (loss) and net income
(loss) per share are disclosed pursuant to SFAS 123.

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


2 - SUBSEQUENT EVENT - MERGER WITH CARLYLE INDUSTRIES, INC.

         On January 6, 2003, the Company completed its acquisition of Carlyle which was effected as a merger of Carlyle into the Company.

         In the merger, each five shares of Carlyle common stock were converted into one share of Company common stock, par value $0.01 per share, and each share of Carlyle Series B preferred stock was converted into one share of Company Series A preferred stock, par value $0.01 per share. In addition, the Company assumed Carlyle stock options which became options to purchase approximately 220,000 shares of Company common stock. The merger was accounted for as a reverse acquisition. The purchase price was valued at approximately $6.9 million.

         Because the merger was not closed until 2003, it had no effect on the Company's 2002 financial condition or results of operations, except for the merger related fees and expenses in the amount of $668,000 as shown in the Statement of Operations. See Note 15 for unaudited pro forma information concerning the Carlyle merger.


3 - ACCOUNTS RECEIVABLE FACTORED

         Under a factoring agreement with CIT Group/Financial Services, Inc. ("CIT" or the "factor"), the factor purchases the trade accounts receivable without recourse and assumes substantially all credit risks with respect to such accounts. The factoring agreement allows the Company to obtain advances, computed on a borrowing base formula from the factor at 4.75% (prime rate plus 0.5%). The amounts due to the Company from the factor earn no interest. The Company has pledged its accounts receivable and property and equipment as collateral under the factoring agreement.

4 - INVENTORIES

         The components of inventories at December 31, 2002, net of reserves, are as follows (dollars in thousands):

               Raw materials              $  684
               Work in process               183
               Finished goods                578
                                          ------
                                          $1,445
                                          ======

         At December 31, 2002, inventories were valued on an average cost method basis. Inventories are stated at the lower of cost or market.


5 - PROPERTY AND EQUIPMENT

         The components of property and equipment at December 31, 2002 consist of the following (dollars in thousands):

         Computer hardware and software             $102
         Furniture and fixtures                       26
         Leasehold improvements                       18
         Machinery and equipment                      10
                                                    ----
                                                     156
         Less - Accumulated depreciation
            and amortization                          97
                                                    ----
                                                    $ 59
                                                    ====

6 - LONG-TERM DEBT

         Long-term debt at December 31, 2002 consisted of a promissory note payable to JPMorgan Chase Bank, dated May 2, 2002, in the amount of $3.0 million. The promissory note has a maturity date of May 3, 2004. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at December 31, 2002 was 2.469%. In additional, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note. The proceeds of the note were used to pay off the outstanding balance of $1,375,557 of the Company's term note with CIT and pay down the Company's advance position of $1,160,000 with CIT. The remainder was used for working capital requirements. Robert A. Levinson, a stockholder, officer and director of the Company, has agreed to continue to personally support the Company's cash requirements to enable the Company to meet its current obligations through January 2, 2005 and to fund future operations.


7 - RELATED PARTY TRANSACTIONS

         Robert A. Levinson has provided a loan of $500,000 to the Company. At December 31, 2002, the loan bears interest at 6% per annum. Mr. Levinson has agreed not to require payment of the loan and $285,000 of the related accrued interest at December 31, 2002, prior to January 2, 2005.

         In addition to being a director of the Company, Edward H. Cohen serves as counsel to the law firm of Katten Muchin Zavis Rosenman, New York, New York, legal counsel to the Company. During the twelve months ended December 31, 2002, fees for services provided to the Company by Katten Muchin Zavis Rosenman totaled $418,000 of which $357,000 were merger related fees. During 2002, legal fees totaling $5,000 was settled through the issuance to Katten Muchin Zavis Rosenman of 2,381 shares of Company common stock with a fair market value of $2.20 per share on the date of such issuance. Mr. Cohen does not share in any fees paid by the Company to Katten Muchin Zavis Rosenman.

8 - INCOME TAXES

         The following summarizes the Company's deferred tax assets at December 31, 2002 (dollars in thousands):

         Net operating loss carryforwards                       $2,635
         Provision for losses on accounts receivable                 7
         Loss on impairment of assets held for sale                 76
         Capitalized inventory cost                                 89
                                                                ------
                                                                 2,807
         Less - Valuation allowance                              2,807
                                                                ------
                                                                $   --
                                                                ======

         At December 31, 2002, the Company had a net tax operating loss carryforward of approximately $6.9 million available to reduce taxable income in future years, expiration of which occurs between 2003 and 2022. No assurance can be given as to the Company's ability to realize the net operating loss carryforward. Additionally, the net operating loss carryforward is subject to Internal Revenue Code Section 382, which limits the use of the net operating loss, if there is a change in ownership.


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

10 - STOCK OPTION PLAN

         As described in Note 1, the Company has adopted the disclosure-only provisions of SFAS 123 and, accordingly, no compensation cost has been recognized for grants made under its stock option plan. Had compensation cost been determined based on the fair value at the grant date for stock option awards in 2002 and 2001 in accordance with the provisions of SFAS 123, the Company's net income (loss) and net income (loss) per common share would have been changed to the pro forma amounts indicated below (dollars in thousands):

                                                         2002           2001
                                                       --------       --------
         Net income (loss)
         As reported                                   $ (1,524)      $    192
         Pro forma                                       (1,615)            99
         Basic and diluted earnings (loss) per share
         As reported                                   $   (.65)      $    .08
         Pro forma                                         (.69)           .04


         The weighted-average fair value at date of grant for options granted during 2002 and 2001 was $2.10 and $1.05 per option, respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in:

                                               2002                2001
                                             --------            --------
         Risk-free interest rates              4.94%           4.69% - 6.58%
         Expected life
            Employees                        10 years            9 years
            Officers/directors               10 years            9 years
         Expected volatility                   126%                 99%
         Expected dividends                   $ -0-               $ -0-


         The following table summarizes option activity for the years ended December 31, 2002 and 2001:

                                                Incentive Options
                                            ----------------------
                                                           Weighted -
                                             Number          Average
                                               of           Exercise
                                             Options         Price
                                            --------         -----
         Balance, December 31, 2000          225,000         $ .74
            Granted                           61,700          1.05
                                            --------         -----
          Balance, December 31, 2001         286,700         $ .82
                                            --------         -----
           Grants                              5,000          2.10
           Cancelled                         (19,534)         1.10
           Exercised                          (9,766)         1.10
                                            --------         -----
         Balance, December 31, 2002          262,400         $ .81
                                            ========         =====

         The following table summarizes information about stock options as of December 31, 2002:

                                       Options Outstanding                         Options Exercisable
                        -------------------------------------------------      --------------------------
                                            Weighted -
                                             Average           Weighted -                       Weighted -
   Range of                                 Remaining           Average                          Average
   Exercise               Number           Contractual          Exercise         Number          Exercise
    Prices              Outstanding            Life              Price         Exercisable        Price
--------------          -----------      ---------------       ----------      -----------      ---------
$.25 to $.50               20,800              1.0              $   .36           20,800         $   .36
$.63 to $.81              200,000              6.5              $   .77          150,000         $   .81
$1.10 to $2.10             41,600              7.6              $  1.26           14,100         $  2.00
                          -------                                                -------
                          262,400                                                184,900
                          =======                                                ========

11 - EMPLOYEE BENEFIT PLAN

         The Company's eligible employees may participate in a Company-sponsored 401(k) benefit plan (the "Plan"). The Plan covers substantially all employees and permits employees to defer up to 15% of their salary up to statutory maximums. The Plan also provides for the Company to make contributions solely at the Company's discretion. There were no Company contributions to the Plan for the years ended December 31, 2002 or 2001.

12 - LEASE COMMITMENT

         The Company holds an operating lease for office space that expires on January 21, 2007. Approximate annual future minimum rents are as follows (dollars in thousands):

                  2003                    $169
                  2004                     169
                  2005                     175
                  2006                     176
                  2007                      15
                                          ----
                                          $704

         In addition to minimum lease commitments, the operating lease requires payments of real estate taxes, utilities and other occupancy costs. Rent expense charged to operations under this lease was $179,000 and $174,000 for the years ended December 31, 2002 and 2001, respectively.


13 - MAJOR CUSTOMERS

         During fiscal 2002, the Company's five largest customers accounted for approximately 68% of the Company's shipments. During fiscal 2001, the Company's two largest customers accounted for approximately 58% of the Company's shipments.


14 - MAJOR SUPPLIER

         The principal raw materials used by the Company to fabricate textiles are typically a combination or blend of two or more fibers, such as rayon, acetate, polyester, cotton and acrylic. Four of the Company's principal suppliers of raw materials, greige goods and yarn, and the primary knitters and finishers accounted for approximately 49% of the Company's purchases in 2002.

Four of the Company's principal suppliers of raw materials, greige goods and yarn, and the primary knitters and finishers accounted for approximately 60% of the Company's purchases in 2001.


15 - PRO FORMA FINANCIAL INFORMATION  - CARLYLE MERGER

         On January 6, 2003, the Company completed its merger with Carlyle. The transaction will be accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations." In completing the merger, for accounting purposes Carlyle is treated as if it declared a 1-for-5 reverse stock split of its common stock and subsequently exchanged its common stock for the Company's common stock on a one-to-one ratio and its stock options for the Company's stock options on a one-to-one ratio. The aggregate estimated purchase price is $12,533 and reflects the fair value of the Company's common stock and options deemed acquired for similar Carlyle instruments. The purchase price reflects Carlyle's acquisition of the Company's net assets, which are total assets less the assumption of $5,730 of the Company's debt and liabilities. The merger agreement did not require any contingent consideration to be issued.

         The pro forma purchase price information presented below is unaudited and assumes the merger was consummated on December 31, 2002. The calculation of the pro forma purchase price and the preliminary allocation to assets and liabilities are as follows:

Purchase price allocation:                                (Dollars In thousands)

Fair value of shares of Carlyle common stock deemed issued      $  5,986
Fair value of outstanding vested and unvested options,
     net of unearned compensation of $112                            601
Direct acquisition costs incurred by Carlyle                         216
                                                                --------
         Total purchase price                                      6,803
Fair value of Levcor liabilities deemed assumed by Carlyle         5,730
                                                                --------
         Total purchase price plus liabilities deemed
             assumed by Carlyle                                 $ 12,533
                                                                ========
Fair value of Levcor assets deemed acquired:
Current assets                                                  $  1,972
Fixed assets                                                          59
Deferred tax asset                                                 2,100
Other assets                                                          85
Trademark                                                            250
Goodwill                                                           8,067
                                                                --------
         Total assets deemed acquired                             12,533
                                                                --------
Current liabilities                                               (1,945)
Long term debt                                                    (3,785)
                                                                --------
         Total liabilities deemed assumed                         (5,730)
                                                                --------
         Net assets deemed acquired                             $  6,803
                                                                ========

Pro Forma Financial Information

         Set forth in the following tables are certain unaudited pro forma financial information as of December 31, 2002, and for the years ended December 31, 2002 and 2001. The balance sheet information as of December 31, 2002, assumes the merger had closed on such date. The income statement information for the years ended December 31, 2002 and 2001 has been prepared assuming the merger was consummated on January 1, 2001. All pro forma information is based on estimates and assumptions deemed appropriate by the Company. The pro forma information is presented for illustrative purposes only. If the transaction had occurred in the past, the Company's operating results might have been different from those presented in the following table.

         The pro forma information should not be relied upon as an indication of the operating results that the Company would have achieved if the transactions had occurred on January 1, 2001. The pro forma information also should not be used as an indication of the future results that the Company will achieve after the transactions.

         The following should be considered in connection with the pro forma financial information presented:

         o Carlyle's historical results of operations for the year 2001 include $157,000 of amortization expense for goodwill related to previous acquisitions.

         o As of January 1, 2002, in accordance with new accounting pronouncements recently issued, such goodwill ceased to be amortized and, instead, is tested for impairment at least annually.

         o No goodwill amortization expense has been recognized in the pro forma income statements.

                          Pro Forma Balance Sheet Data

                                                 Pro Forma Information
                                                         as of
                                                   December 31, 2002
                                                   -----------------
                                                (Dollars in thousands)

         Current assets                                  10,839
         Property, plant and equipment, net               2,458
         Goodwill                                        10,606
         Total Assets                                    30,324

         Current liabilities                              7,309
         Long term debt                                   4,732
         Other long term liabilities                     11,425
         Loan payable - officer/stockholder                 785
         Redeemable preferred stock                       4,567
         Common stockholders' equity                      1,506


                         Pro Forma Income Statement Data
                                                              Pro Forma Information
                                                             Year Ended December 31,
                                                                 2002      2001
                                                               -------   -------
                                                             (Dollars in thousands)
Net revenue                                                    $34,225   $45,052
Cost of goods sold                                              23,181    31,848
                                                               -------   -------
Gross profit                                                    11,044    13,204
                                                               -------   -------

Selling, general and administrative expenses                     8,908    10,354
Loss on impairment of assets held for sale                         169        20
                                                               -------   -------
Income before interest and income taxes                          1,967     2,830
Interest expense                                                   610       992
                                                               -------   -------
Income before income taxes                                       1,357     1,838
Provision for income taxes                                         489       662
                                                               -------   -------
Income before preferred dividends                                  868     1,176
Dividends on preferred stock                                       272       273
                                                               -------   -------
Net income                                                     $   596   $   903
                                                               =======   =======

Earnings per common share:

Basic earnings per common share                                $   .11   $   .18
                                                               =======   =======
Diluted earnings per share                                     $   .11   $   .17
                                                               =======   =======

Weighted average number of common shares outstanding - basic     5,219     5,125
Potential common stock                                              74        95
                                                               -------   -------

Weighted average number of shares outstanding - diluted          5,220     5,220
                                                               =======   =======

16 - OTHER REVENUE

         Other revenue in the year ended December 31, 2002 consists principally of financing fees earned for the financing of customer import purchases. Other revenue in the year ended December 31, 2001 consists principally of reimbursement of expenses.


17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

         Selected quarterly unaudited financial data for the year ended December 31, 2002 are as follows (dollars in thousands except per share amounts):

                                                        December 31,     September 30,        June 30,        March 31,
Quarter Ended                                               2002              2002              2002             2002
                                                          -------           -------           -------          -------
Net sales                                                 $ 1,848           $ 1,405           $ 3,490          $ 3,604
Cost of sales                                               1,646             1,234             2,686            2,864
                                                          -------           -------           -------          -------
Gross profit                                                  202           $   171           $   804          $   740
                                                          =======           =======           =======          =======
Income (loss) applicable to common stock                  $(1,113)          $  (574)          $   113          $    18
                                                          =======           =======           =======          =======
Basic and diluted income (loss) per common share:

Basic and diluted                                         $  (.48)          $  (.25)          $   .05          $   .01

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III.


Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item is incorporated herein by reference from the portion of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year.

Item 10. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated herein by reference from the portion of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The information required by this item is incorporated herein by reference from the portion of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated herein by reference from the portion of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year.

Item 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)(1)   Financial Statements:
         --------------------

         The information required by this item is included in Item 7 of Part II of this Form 10-KSB.

(2)      Exhibits:
         --------

              The following exhibits are included in this report:


Exhibit
Number                          Description of Document

2.1 Agreement and Plan of Merger, dated as of May 24, 2002, by and among Levcor International, Inc. ("Levcor") and Carlyle Industries, Inc. (incorporated herein by reference to Amendment No. 6 to Levcor's Registration Statement on Form S-4 filed on November 26, 2002).

2.2 Asset Purchase Agreement, dated as of September 2, 1999, between Levcor and Andrex Industries Corp. (incorporated herein by reference to Levcor's Current Report on Form 8-K filed on September 17, 1999).

2.3 Amendment to Asset Purchase Agreement, dated August 3, 2000, effective as of April 1, between Levcor and Andrex Industries Corp. (incorporated herein by reference to Levcor's Form 10-KSB filed on April 1, 2002).

3.1 Amended and Restated Certificate of Incorporation filed January 7, 2003 (incorporated herein by reference to Amendment No. 6 to Levcor's Registration Statement on Form S-4 filed on November 26, 2002).

3.2 By-Laws (incorporated herein by reference to Amendment No. 6 to Levcor's Registration Statement on Form S-4 filed on November 26,
         2002).

4.1 Specimen form of Levcor's Common Stock certificate (incorporated herein by reference to Levcor's Form 10-KSB filed on March 24, 1997).

10.1 1992 Stock Option Plan (incorporated herein by reference to Levcor's Form 10-K filed on March 30, 1993). +

10.2 Factoring Agreement, dated September 17, 1998, between Levcor and the CIT Group/Commercial Services, Inc. (incorporated herein by reference to Levcor's Form 10-QSB filed on November 16, 1998).

10.3 Amendment dated December 31, 2001 to the Factoring Agreement dated September 17, 1998 between Levcor and the CIT Group/Commercial Services, Inc. (incorporated herein by reference to Levcor's Form 10-KSB filed on April 1, 2002).

10.4 Guaranty dated April 30, 2002, executed by Robert A. Levinson in favor of JPMorgan Chase Bank (incorporated herein by reference to Levcor's Form 10-QSB filed on May 15, 2002).

10.5 Pledge Agreement dated April 30, 2002, executed by Robert A. Levinson in favor of JPMorgan Chase Bank (incorporated herein by reference to Levcor's Form 10-QSB filed on May 15, 2002).

10.6 Promissory Note dated May 3, 2002 executed by Levcor in favor of JPMorgan Chase Bank (incorporated herein by reference to Levcor's Form 10-QSB filed on May 15, 2002).

10.7 Letter dated February 28, 2002 from Mr. Robert A. Levinson (incorporated herein by reference to Levcor's Amendment No. 2 to Registration Statement on Form S-4 filed on October 4, 2002).

10.8 Letter dated September 27, 2002 from Mr. Robert A. Levinson (incorporated herein by reference to Levcor's Amendment No. 2 to Registration Statement on Form S-4 filed on October 4, 2002).

10.9 2002 Stock Option Plan (incorporated herein by reference to Amendment No. 6 to Levcor's Registration Statement on Form S-4 filed on November 26, 2002). +

10.10 Financing Agreement dated January 24, 2002, among Carlyle and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.1 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.11 Accounts Receivable Financing Agreement dated January 24, 2002, among Blumenthal/Lansing Company and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.2 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.12 Accounts Receivable Financing Agreement dated January 24, 2002, among Westwater Industries, Inc., and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.3 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.13 Guaranty dated January 24, 2002, executed by Blumenthal/Lansing Company in favor of The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.4 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.14 Guaranty dated January 24, 2002, executed by Carlyle in favor of The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.5 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.15 Guaranty dated January 24, 2002, executed by Westwater Industries, Inc. in favor of The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.6 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.16 Guaranty dated January 24, 2002, executed by Button Fashion BV in favor of The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.7 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.17 Guaranty dated January 24, 2002 executed by Robert Levinson in favor of The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.8 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.18 Inventory Security Agreement dated January 24, 2002, among Blumenthal/Lansing Company and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.9 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.19 Inventory Security Agreement dated January 24, 2002, among Westwater Industries, Inc. and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.10 to Carlyle's Current Report on Form 8-K/A dated January 24, 2002, as filed on March 14,
         2002).

10.20 Inventory Security Agreement dated January 24, 2002, among Carlyle and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.11 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.21 Equipment Security Agreement dated January 24, 2002, among Blumenthal/Lansing Company and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.12 to Carlyle's current report on Form 8-K/A filed on March 14, 2002).

10.22 Equipment Security Agreement dated January 24, 2002, among Westwater Industries, Inc. and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.13 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.23 Equipment Security Agreement dated January 24, 2002, among Carlyle and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.14 to Carlyle's current report on Form 8-K/A filed on March 14, 2002).

10.24    Letter of Credit Agreement dated January 24, 2002, among
         Blumenthal/Lansing Company and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.15 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.25 Letter of Credit Agreement dated January 24, 2002, among Westwater Industries, Inc. and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.16 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.26 Patent and Trademark Agreement dated January 24, 2002, among Blumenthal/Lansing Company and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.17 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.27 Patent and Trademark Agreement dated January 24, 2002, among Westwater Industries, Inc. and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.18 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

21       Subsidiaries of the Company.

99.1 Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 -----------------
+ Compensatory plan or arrangement required to be filed as an exhibit hereto.

(b)      Reports on Form 8-K:

         None.

Item 14. CONTROLS AND PROCEDURES.

         Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, (including the Company's Chief Executive Officer and Chief Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LEVCOR INTERNATIONAL, INC.

Date: March 27, 2003                    By: /s/ ROBERT A. LEVINSON
                                           ------------------------------------
                                             Robert A. Levinson,
                                             Chairman of the Board,
                                             President and Chief
                                             Executive Officer

Date: March 27, 2003

                                        By: /s/ EDWARD F. COOKE
                                           ------------------------------------
                                             Edward F. Cooke,
                                             Chief Financial Officer,
                                             Vice President, Secretary,
                                             Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ ROBERT A. LEVINSON        3/27/03   /s/ EDWARD F. COOKE           3/27/03
-------------------------------------   ---------------------------------------
Robert A. Levinson            Date      Edward F. Cooke                  Date
Chairman of the Board, Chief            Chief Financial Officer,
Executive Officer and President         Vice President, Secretary, Treasurer
(Principal Executive Officer)           and Director
                                        (Principal Financial Officer)


/s/ EDWARD H. COHEN           3/27/03   /s/ JOSEPH S. DIMARTINO       3/27/03
-------------------------------------   ---------------------------------------
Edward H. Cohen               Date      Joseph S. DiMartino              Date
Director                                Director


/s/ JOHN MCCONNAUGHY          3/27/03   /s/ GIANDOMENICO PICCO        3/27/03
-------------------------------------   ---------------------------------------
John McConnaughy              Date      Giandomenico Picco               Date
Director                                Director

                                  Certification

I, Robert A. Levinson, certify that:

1. I have reviewed this annual report on Form 10-KSB of Levcor International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ ROBERT A. LEVINSON
----------------------
Robert A. Levinson,
Chairman of the Board, President and Chief Executive Officer

                                  Certification

I, Edward F. Cooke, certify that:

1. I have reviewed this annual report on Form 10-KSB of Levcor International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ EDWARD F. COOKE
----------------------
Edward F. Cooke,
Chief Financial Officer, Vice President, Secretary and Treasurer

                                  Exhibit Index


Exhibit
Number                       Description of Document

2.1 Agreement and Plan of Merger, dated as of May 24, 2002, by and among Levcor International, Inc. ("Levcor") and Carlyle Industries, Inc. (incorporated herein by reference to Amendment No. 6 to Levcor's Registration Statement on Form S-4 filed on November 26, 2002).

2.2 Asset Purchase Agreement, dated as of September 2, 1999, between Levcor and Andrex Industries Corp. (incorporated herein by reference to Levcor's Current Report on Form 8-K filed on September 17, 1999).

2.3 Amendment to Asset Purchase Agreement, dated August 3, 2000, effective as of April 1, between Levcor and Andrex Industries Corp. (incorporated herein by reference to Levcor's Form 10-KSB filed on April 1, 2002).

3.1 Amended and Restated Certificate of Incorporation filed January 7, 2003 (incorporated herein by reference to Amendment No. 6 to Levcor's Registration Statement on Form S-4 filed on November 26, 2002).

3.2 By-Laws (incorporated herein by reference to Amendment No. 6 to Levcor's Registration Statement on Form S-4 filed on November 26,
         2002).

4.1 Specimen form of Levcor's Common Stock certificate (incorporated herein by reference to Levcor's Form 10-KSB filed on March 24, 1997).

10.1 1992 Stock Option Plan (incorporated herein by reference to Levcor's Form 10-K filed on March 30, 1993). +

10.2 Factoring Agreement, dated September 17, 1998, between Levcor and the CIT Group/Commercial Services, Inc. (incorporated herein by reference to Levcor's Form 10-QSB filed on November 16, 1998).

10.3 Amendment dated December 31, 2001 to the Factoring Agreement dated September 17, 1998 between Levcor and the CIT Group/Commercial Services, Inc. (incorporated herein by reference to Levcor's Form 10-KSB filed on April 1, 2002).

10.4 Guaranty dated April 30, 2002, executed by Robert A. Levinson in favor of JPMorgan Chase Bank (incorporated herein by reference to Levcor's Form 10-QSB filed on May 15, 2002).

10.5 Pledge Agreement dated April 30, 2002, executed by Robert A. Levinson in favor of JPMorgan Chase Bank (incorporated herein by reference to Levcor's Form 10-QSB filed on May 15, 2002).

10.6 Promissory Note dated May 3, 2002 executed by Levcor in favor of JPMorgan Chase Bank (incorporated herein by reference to Levcor's Form 10-QSB filed on May 15, 2002).

10.7 Letter dated February 28, 2002 from Mr. Robert A. Levinson (incorporated herein by reference to Levcor's Amendment No. 2 to Registration Statement on Form S-4 filed on October 4, 2002).

10.8 Letter dated September 27, 2002 from Mr. Robert A. Levinson (incorporated herein by reference to Levcor's Amendment No. 2 to Registration Statement on Form S-4 filed on October 4, 2002).

10.9 2002 Stock Option Plan (incorporated herein by reference to Amendment No. 6 to Levcor's Registration Statement on Form S-4 filed on November 26, 2002). +

10.10 Financing Agreement dated January 24, 2002, among Carlyle and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.1 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.11 Accounts Receivable Financing Agreement dated January 24, 2002, among Blumenthal/Lansing Company and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.2 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.12 Accounts Receivable Financing Agreement dated January 24, 2002, among Westwater Industries, Inc., and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.3 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.13 Guaranty dated January 24, 2002, executed by Blumenthal/Lansing Company in favor of The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.4 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.14 Guaranty dated January 24, 2002, executed by Carlyle in favor of The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.5 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.15 Guaranty dated January 24, 2002, executed by Westwater Industries, Inc. in favor of The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.6 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.16 Guaranty dated January 24, 2002, executed by Button Fashion BV in favor of The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.7 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.17 Guaranty dated January 24, 2002 executed by Robert Levinson in favor of The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.8 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.18 Inventory Security Agreement dated January 24, 2002, among Blumenthal/Lansing Company and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.9 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.19 Inventory Security Agreement dated January 24, 2002, among Westwater Industries, Inc. and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.10 to Carlyle's Current Report on Form 8-K/A dated January 24, 2002, as filed on March 14,
         2002).

10.20 Inventory Security Agreement dated January 24, 2002, among Carlyle and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.11 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.21 Equipment Security Agreement dated January 24, 2002, among Blumenthal/Lansing Company and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.12 to Carlyle's current report on Form 8-K/A filed on March 14, 2002).

10.22 Equipment Security Agreement dated January 24, 2002, among Westwater Industries, Inc. and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.13 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.23 Equipment Security Agreement dated January 24, 2002, among Carlyle and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.14 to Carlyle's current report on Form 8-K/A filed on March 14, 2002).

10.24    Letter of Credit Agreement dated January 24, 2002, among
         Blumenthal/Lansing Company and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.15 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.25 Letter of Credit Agreement dated January 24, 2002, among Westwater Industries, Inc. and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.16 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.26 Patent and Trademark Agreement dated January 24, 2002, among Blumenthal/Lansing Company and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.17 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.27 Patent and Trademark Agreement dated January 24, 2002, among Westwater Industries, Inc. and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.18 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

21       Subsidiaries of the Company.

99.1 Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 -----------------
+ Compensatory plan or arrangement required to be filed as an exhibit hereto.