Form 10KSB/A
period 2002-12-31
LEVCOR INTERNATIONAL INC
filed 2003-04-30
CIK 76094

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                         AMENDMENT NO. 1 TO FORM 10-KSB

(Mark One)

[X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________


                         Commission file number 0-50186
                                                -------


                           LEVCOR INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


              Delaware                                          06-0842701
   -------------------------------                          -------------------
   (State or other jurisdiction of                           (I.R.S. Employer
    Incorporation or organization)                          Identification No.)

                     462 Seventh Avenue, New York, NY 10018
                ------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (212) 354-8500
                         -------------------------------
                         (Registrant's telephone number)


    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common Stock, par value $.01 per share

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Issuer's revenues for the fiscal year ended December 31, 2002: $10,497,000

      At March 5, 2003, approximately 5,125,252 shares of common stock, par value $0.01 per share, of the registrant were outstanding and the aggregate market value of the voting common stock held by non-affiliates was approximately $5,922,851.

      Transitional Small Business Disclosure Format: Yes [ ] No [X]

      Documents incorporated by reference: None

The undersigned registrant hereby amends the following items of its Annual Report on Form 10-KSB for the year ended December 31, 2002 as set forth below.

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

      The following table sets forth the names of the directors and executive officers of Levcor International, Inc. (the "Company"), their ages, and their current positions with the Company:

                 Name               Age                 Title
          ------------------        ---       -------------------------
          Robert A. Levinson         77         Chairman of the Board,
                                                 President and Chief
                                                  Executive Officer
          Edward F. Cooke            49        Chief Financial Officer,
                                                   Vice President,
                                                 Secretary, Treasurer
                                                     and Director
          Joseph S. DiMartino        59                Director
          Giandomenico Picco         54                Director
          John McConnaughy           73                Director
          Edward H. Cohen            64                Director

      Each director is elected to serve on the Board of Directors of the Company until the next annual meeting of stockholders and until their successors shall be duly elected and qualified. The term of the current directors expires at the next annual meeting of stockholders.

      Mr. Levinson has been Chairman of the Board and President of the Company, and its Chief Executive Officer, since June 1989. From June 1989 to January 2003, he also served as Secretary and Principal Financial Officer of the Company. Mr. Levinson served as Chairman of the Board, President and Chief Executive Officer of Carlyle Industries, Inc. ("Carlyle") from May 1998 to January 2003. From 1979 until May 1, 1995, Mr. Levinson was Chairman of the Board of Andrex Industries Corp., a company engaged in textile manufacturing and processing. Mr. Levinson is a member of the Advisory Board of The National Dance Institute and The Harlem School of the Arts, and is vice chairman of the Board of The National Academy of Design and Museum.

      Mr. Cooke has been Chief Financial Officer, Vice President, Secretary, Treasurer and a director of the Company since January 6, 2003. Prior to this, Mr. Cooke served as a directo r (from May 2000 to January 2003), Chief Financial Officer, Secretary and Vice President (from February 1998 to January 2003) of Carlyle. Since January 1, 1999, Mr. Cooke has been President and Chief Executive Officer of Blumenthal/Lansing Company, LLC, a wholly-owned subsidiary of the Company. Mr. Cooke was previously appointed to serve as Carlyle's Chief Financial Officer, Secretary and Vice President in February 1997, April 1996 and May 1996, respectively, until he resigned from such positions in September 1997. From October 1997 to January 1998, Mr. Cooke served as Chief Financial Officer for Missbrenner, Inc., a supplier of printed fabrics. Mr. Cooke served as Controller of Carlyle from April 1994 until May 1996 and served as Chief Accounting Officer of Carlyle from March 1995 until February 1997. Since 1999, Mr. Cooke has also been a member of the board of directors of the Home Sewing Association.

      Mr. DiMartino has been a director of the Company since January 6, 2003. From May 1995 to January 2003, he served as a director of Carlyle. Mr. DiMartino was a director of Noel Group, Inc. and served as a director and Chairman of the Board of Noel from March 1995 until its dissolution in September 1999. Since January 1995, Mr. DiMartino has been a director, a trustee or the managing general partner of various funds in the Dreyfus Family of Funds. He also currently serves on the board of directors of Century Business Services, Inc.

      Mr. Picco has been a director of the Company since January 6, 2003. Mr. Picco served as a director of Carlyle from May 2000 until January 2003. Since 1994, Mr. Picco has served as Chief Executive Officer of GDP Associates, Inc., a consulting company to industrial corporations. Mr. Picco currently serves as President of the Non-Governmental Peace Strategies Project, a Geneva, Switzerland non-profit institute aimed at devising new vehicles for the private sector to support peace efforts.

      Mr. McConnaughy has been a director of the Company since June 1989. He is Chairman and Chief Executive Officer of JEMC Corporation, a company engaged in exploring investment opportunities. From 1981 until his retirement in 1992, Mr. McConnaughy was Chairman of the Board and Chief Executive Officer of GEO International Corporation, a company engaged in screen-printing and oil services. From 1985 until his retirement in 1992, Mr. McConnaughy also served as President of GEO International Corporation. Mr. McConnaughy is Chairman of the Board of the Excellence Group, LLC, which filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code on January 13, 1999. The Excellence Group's subsidiaries produced labels for a variety of customers. Mr. McConnaughy serves as a director of Varsity Sports, Inc., Adrien Arpel, Inc., Mego Corporation, Transact International, Inc., Wave Systems Corp. and DeVlieg-Bullard, Inc.

      Mr. Cohen has been a director of the Company since June 1998. Mr. Cohen is currently Counsel to the law firm of Katten Muchin Zavis Rosenman, New York, New York, and for more than the past five years, until January 31, 2002, was a Senior Partner at its predecessor law firm, Rosenman & Colin LLP. Mr. Cohen also serves as a director of Franklin Electronic Publishers, Inc., a designer and developer of electronic products, Phillips-Van Heusen Corporation, a manufacturer and retailer of apparel and footwear, Merrimac Industries, Inc., a designer and producer of microwave and radio frequency components, and Gilman & Ciocia, Inc., a financial planning and tax preparation firm. Mr. Cohen does not share in any fees paid by the Company to Katten Muchin Zavis Rosenman.

      Officers serve at the discretion of the Board of Directors. There are no arrangements or understandings pursuant to which any person has been elected as a director or executive officer of the Company. There is no family relationship among any directors or executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers, directors and persons who beneficially own greater than 10% of a registered class of the Company's equity securities to file certain reports ("Section 16 Reports") with the Securities and Exchange Commission with respect to ownership and changes in ownership of the Company's common stock, par value $0.01 per share ("Common Stock") and other equity securities of the Company. Based solely on the Company's review of the Section 16 Reports furnished to the Company, all Section 16(a) requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2002.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table summarizes compensation paid by the Company during fiscal years 2000, 2001 and 2002 to the Company's only executive officer during such periods (the "Named Executive Officer") for services rendered in all capacities to the Company.

                                              Summary Compensation Table

                                                                                                 Long-term Compensation
                                                                                    ---------------------------------------------
                                                      Annual Compensation                   Awards                 Payouts
                                              -----------------------------------   -----------------------   -------------------

                                                                                    Restricted   Securities             All Other
                                                                     Other Annual      Stock     Underlying     LTIP     Compen-
                                                                     Compensation    Award(s)     Options/    Payouts     sation
Name And Principal Position            Year   Salary($)   Bonus($)       ($)            ($)        SARs(#)      ($)        ($)
-----------------------------------    ----   ---------   -------    ------------   ----------   ----------   -------   ---------
 Robert A. Levinson                    2002    $37,500     $  --        $  --            --          --          --       $  --
   Chairman of the Board, President,   2001     37,500        --           --            --          --          --          --
   Secretary and Principal             2000     37,500        --           --            --          --          --          --
   Financial Officer

      There were no options granted to the Named Executive Officer or exercised by the Named Executive Officer during fiscal year 2002.

      The following table sets forth information for the Named Executive Officer with respect to the stock options held as of December 31, 2002.

                          Fiscal Year-End Option Values

                                  Number Of             Value Of
                                  Securities          Unexercised
                                  Underlying          In-The-Money
                             Unexercised Options       Options At
                                At FY- End (#)          FY-End($)
                             -------------------    -----------------

                                 Exercisable/          Exercisable/
               Name             Unexercisable         Unexercisable
        ------------------   -------------------    -----------------

        Robert A. Levinson      100,000/50,000       $143,750/$71,875

Stock Option Plans

      On December 8, 1992, the Board of Directors adopted a Stock Option Plan. The Stock Option Plan, as amended, authorized the Company to grant options to purchase an aggregate of 500,000 shares of Common Stock to induce employees and directors to remain in the employ or service of the Company and to attract new employees. The Stock Option Plan terminated in December 2002 and options to purchase all of the shares available under the Stock Option Plan have heretofore been granted.

      On December 31, 2002, the stockholders of the Company adopted the 2002 Stock Option Plan ("2002 Plan"). Under the 2002 Plan, options are granted to employees, officers and non-employee directors. The purpose of the 2002 Plan is to induce key personnel, including employees, officers, directors and independent contractors, to remain in the employ or service of the Company, to attract new individuals to enter into employment or service with the Company and to increase such person's stock ownership in the Company. The 2002 Plan is administered by the Company's Compensation Committee.

      Under the 2002 Plan, options are granted at prices equal to the fair market value at the date of grant, are not exercisable until the first anniversary of the date of grant and do not become fully exercisable until the third anniversary of the date of grant. The options generally remain exercisable during employment until the tenth anniversary of the date of grant.

Employment Agreements

      The Company has an employment agreement with the Named Executive Officer. See "Certain Relationships and Related Transactions - Merger with Carlyle."

Compensation of Directors

      Each director of the Company who is not an employee of the Company receives an annual director's fee of $15,000, plus $1,000 for each Board meeting attended by such director and $250 for each Board commitee meeting which is not held on the same day as a Board meeting. The fees are payable in cash or Common Stock, at the election of the director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of March 5, 2003 regarding the ownership of equity stock by (i) each person who is known to the management of the Company to have been the beneficial owner of more than 5% of the outstanding shares of the Company's equity stock, (ii) each director and nominee for director, (iii) the Named Executive Officer and (iv) all directors and executive officers of the Company as a group.


                                                                              Common Stock                Series A Preferred Stock
                                                                      ----------------------------      ---------------------------
                                                                      Amount and Nature                 Amount and Nature
         Name and Address of                  Position with             of Beneficial        % of         of Beneficial        % of
          Beneficial Owner                     the Company                Ownership          Class          Ownership         Class
         -------------------                  -------------           ------------------     -----      -----------------     -----
GAMCO Investors, Inc.                             None                     401,906(1)         7.8%              --               --
Corporate Center
Rye, New York 10580


Robert A. Levinson                       Chairman of the Board,          1,339,000(2)        25.6%         4,479,485 (3)       98.3%
462 Seventh Avenue                         President and Chief
New York, New York 10018                    Executive Officer


Edward F. Cooke                         Chief Financial Officer,            69,600(4)         1.3%              --               --
c/o Blumenthal/Lansing, LLC            Vice President, Secretary,
1 Palmer Terrace                          Treasurer and Director
Carlstadt, New Jersey 07072


Joseph S. DiMartino                             Director                     5,993(5)           *               --               --
c/o Dreyfus Corporation
200 Park Avenue, 10th Floor
New York, New York 10166


Giandomenico Picco                              Director                        --             --               --               --
c/o GDP Associates
950 Third Avenue, Suite 1800
New York, New York 10022


John McConnaughy                                Director                    32,825(6)           *               --               --
1011 High Ridge Road
Stamford, Connecticut 06905


Edward H. Cohen                                 Director                     9,950(7)           *               --               --
c/o KMZ Rosenman
575 Madison Avenue
New York, New York 10022

All directors and executive officers                                     1,457,368(8)        27.4%         4,479,485           98.3%
as a group (6 persons)

---------------------------------
*     Less than one percent (1%).

(1) Represents shares held by GAMCO Investors, Inc. and various other entities which are directly or indirectly controlled by Mario J. Gabelli and for which he acts as chief investment officer, including registered investment companies and pension plans. This information is based solely upon the contents of a filing on Schedule 13D dated February 15, 2000, made by Mario J. Gabelli and related entities with the Securities and Exchange Commission.

(2) Includes: (i) 419,999 shares held by Swenvest Corporation, as to which Mr. Levinson has sole voting and investment power; (ii) 15,000 shares held by three trusts for the benefit of Mr. Levinson's children, as to all of which trusts Mr. Levinson serves as co-trustee; and (iii) 105,200 shares subject to currently exercisable stock options.

(3) Includes 4,479,485 shares of Series A Preferred Stock held by Swenvest Corporation, as to which Mr. Levinson has sole voting and investment power.

(4)   Includes 60,400 shares subject to currently exercisable stock options.

(5)   Includes 3,200 shares subject to currently exercisable stock options.

(6)   Includes 22,850 shares subject to currently exercisable stock options.

(7) Includes 2,050 shares subject to currently exercisable stock options which are held by Mr. Cohen for the benefit of his law firm, Katten Muchin Zavis Rosenman. Mr. Cohen disclaims beneficial ownership of all options he holds for the benefit of Katten Muchin Zavis Rosenman.

(8)   Includes 193,700 shares subject to currently exercisable stock options.


Equity Compensation Plan Information

      The following table provides information, as of December 31, 2002, with respect to all of the Company's compensation plans under which Common Stock is authorized for issuance:

                                                                           Number of securities
                                                                           remaining available
                                                                           for future issuance
                          Number of securities       Weighted-average          under equity
                            to be issued upon       exercise price of       compensation plans
                               exercise of         outstanding options,   (excluding securities
                          outstanding options,        warrants and             reflected in
Plan Category             warrants and rights            rights             the first column)
-------------             --------------------     -------------------    ---------------------
Equity compensation
plans approved by
security holders
                                812,400                   $0.81                  550,000

Equity compensation
plans not approved by
security holders
                                   --                       --                      --
                                -------                   -----                  -------
                  Total         812,400                   $0.81                  550,000

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Merger with Carlyle

      On January 6, 2003, the Company completed its acquisition of Carlyle. In the merger each five shares of Carlyle common stock were converted into one share of Common Stock and each share of Carlyle Series B preferred stock was converted into one share of the Company's Series A Preferred Stock, par value $0.01 per share. In addition, the Company assumed Carlyle stock options which became options to purchase approximately 220,000 shares of Common Stock. The merger was accounted for as a reverse acquisition. The purchase price, exclusive of assumed liabilities, was valued at approximately $6.8 million. Liabilities of approximately $5.7 million were also assumed.

      The merger agreement provided that Mr. Levinson continue to serve as Chairman of the Board, President and Chief Executive Officer of the Company and all three members of the Board of Directors of the Company prior to the merger continue to serve as directors after the merger. The merger agreement also provided that Mr. Cooke, the then current Chief Financial Officer and Vice President of Carlyle, become Vice President, Chief Financial Officer, Treasurer and Secretary of the Company and that Mr. Cooke, Mr. DiMartino and Mr. Picco, each of whom was a director of Carlyle, serve as directors of the Company.

      The merger agreement also provided that upon the completion of the merger, the Company would indemnify and hold harmless, and pay all applicable expenses to, all past and present directors and officers of Carlyle in all of their capacities, for acts or omissions occurring at or prior to the completion of the merger to the same extent they were indemnified pursuant to Carlyle's certificate of incorporation and bylaws and to the fullest extent permitted by law.

      Prior to the merger, Mr. Levinson served as the Chairman of the Board, President, Secretary and Principal Financial Officer of the Company while also serving as the Chairman of the Board, President and Chief Executive Officer of Carlyle. Prior to the merger, Mr. Levinson was entitled to exercise approximately 32% of the voting power of Common Stock and approximately 39.9% of the voting power of the Carlyle capital stock entitled to vote at the respective meetings.

      Mr. Levinson's employment agreement with Carlyle, which by operation of law is now an obligation of the Company (the "Employment Agreement"), commenced on January 1, 1999, continuing for a period of one year (the "Term of Employment"). The Employment Agreement allows for the Term of Employment to be renewed annually automatically thereafter, unless Mr. Levinson or the Company gives not less than thirty days written notice to the other. No such notice has been given. In addition, the Employment Agreement currently provides for a base salary of $200,000 per year (subject to increases as may be approved by the Board from time to time) (the "Base Salary"). If Mr. Levinson's employment is terminated without cause, Mr. Levinson would be entitled to receive the Base Salary for a period equal to the remainder of the Term of Employment. Further, in the event of a change in control of the Company, Mr. Levinson would be entitled to a lump sum severance payment generally equal to 2.99 times his average annual compensation for the five calendar years preceding the calendar year during which a change in control occurred. Mr. Levinson agreed to waive such provision in connection with the merger with Carlyle.

Loans and Guarantees

      Mr. Levinson has provided $720,000 of loans to the Company, bearing interest at 6% per annum. In connection with the Company's financing arrangement with The CIT Group/Commercial Services, Inc. ("CIT"), Mr. Levinson had agreed to defer the payment of interest during 2002 and not to require payment of these loans and $267,000 of the related accrued interest at December 31, 2001, prior to January 2, 2004. On June 5, 2002, the Board of Directors of the Company determined that, in light of the fact that the financing arrangement with CIT was paid off in May 2002, the Company currently had sufficient funds available, and the Company's other sources of financing were at lower interest rates, it was in the Company's best interest to prepay a portion of the outstanding principal amount owed to Mr. Levinson in order to save interest expenses. On June 5, 2002, the Company prepaid $220,000 of the outstanding principal amount owed to Mr. Levinson. As of December 31, 2002, the aggregate amount of principal and interest owed to Mr. Levinson by the Company equaled $785,000.

      Additionally, Mr. Levinson has also provided certain collateral guaranteeing the Company's obligations under the $3,000,000 loan from JPMorgan Chase Bank pursuant to a promissory note due May 3, 2004. Furthermore, Mr. Levinson serves as a limited guarantor with respect to the obligations of Carlyle and its subsidiaries under a financing arrangement with CIT, pursuant to which CIT has agreed to make an aggregate of $7,500,000 available to Carlyle and its subsidiaries.

Other Relationships

      The law firm of Katten Muchin Zavis Rosenman, New York, New York, of which Edward H. Cohen, a director of the Company, serves as Counsel, acts as counsel to the Company. Legal fees for services rendered by Katten Muchin Zavis Rosenman to the Company during the fiscal year ended December 31, 2002 did not exceed 5% of the revenues of such firm for its most recent fiscal year. Mr. Cohen does not share in any fees paid by the Company to Katten Muchin Zavis Rosenman.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           LEVCOR INTERNATIONAL, INC.

Date: April 29, 2003                       By: /s/ ROBERT A. LEVINSON
                                               --------------------------------
                                                Robert A. Levinson,
                                                Chairman of the Board,
                                                President and Chief Executive
                                                 Officer

Date: April 30, 2003
                                           By: /s/ EDWARD F. COOKE
                                               --------------------------------
                                                 Edward F. Cooke,
                                                 Chief Financial Officer,
                                                 Vice President, Secretary,
                                                 Treasurer and Director

                                  Exhibit Index

99.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.3 Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4 Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------------