Form 10QSB
period 2003-03-31
LEVCOR INTERNATIONAL INC
filed 2003-05-15
CIK 76094

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2003        Commission File No. 0-50186

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from __________ to __________


                           LEVCOR INTERNATIONAL, INC.
         --------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


              Delaware                                          06-0842701
   -------------------------------                          -------------------
   (State or other jurisdiction of                           (I.R.S. Employer
    Incorporation or organization)                          Identification No.)


                  462 Seventh Avenue, New York, New York 10018
                  --------------------------------------------
                    (Address of Principal Executive Offices)


                                 (212) 354-8500
                            -------------------------
                           (Issuer's Telephone Number)


Former name, former address and former fiscal year, if changed since last report: N/A

As of May 12, 2003, 5,125,252 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                           LEVCOR INTERNATIONAL, INC.
                               462 Seventh Avenue
                            New York, New York 10018

                                      INDEX

                                                                           Page
PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet
          as of March 31, 2003 ...........................................    1

           Condensed Consolidated Statements of Income
          for the Three Months Ended March 31, 2003 and 2002..............    2

          Condensed Consolidated Statements of Comprehensive Income
          for the Three Months Ended March 31, 2003 and 2002..............    2

          Condensed Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 2003 and 2002..............    3

          Notes to Condensed Consolidated Financial Statements -
          March 31, 2003..................................................    4


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations ..................   11

Item 3.   Controls and Procedures.........................................   17

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K................................   18

          Signatures......................................................   19

                          PART I. FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                             (Dollars in thousands)

ASSETS                                                                 March 31,
Current Assets:                                                          2003
                                                                      ---------
    Cash                                                              $      64
    Accounts receivable trade, net                                        2,487
    Inventories, net                                                      6,356
    Deferred income taxes                                                   557
    Other current assets                                                    375
                                                                      ---------
        Total current assets                                              9,839
                                                                      ---------
Property, Plant and Equipment, at cost                                    4,376
Less: Accumulated Depreciation and Amortization                          (1,905)
                                                                      ---------
    Net property, plant and equipment                                     2,471

Goodwill                                                                 10,610
Deferred income taxes                                                     5,175
Other assets                                                              1,322
                                                                      ---------
        Total Assets                                                  $  29,417
                                                                      =========
LIABILITIES
Current Liabilities:
    Accounts payable                                                  $   1,796
    Other current liabilities                                               919
    Revolving loan and current maturities of long-term debt               3,576
                                                                      ---------
        Total current liabilities                                         6,291
                                                                      ---------
Long-term debt, less current maturities                                   5,489
Other Liabilities                                                        11,328
                                                                      ---------
        Total Liabilities                                                23,108
                                                                      ---------
Redeemable Preferred Stock, par value $0.01 per share
    8,000,000 shares authorized:
    Shares issued and outstanding:
        Series A - 4,555,007 at March 31, 2003                            4,555
Accumulated dividends on preferred stock                                     13
                                                                      ---------
                                                                          4,568
STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share
     15,000,000 shares authorized;
     5,125,252 shares issued and outstanding at March 31, 2003               51
Paid in Capital                                                          33,209
Accumulated Deficit                                                     (27,861)
Accumulated Other Comprehensive Loss                                     (3,473)
Treasury stock, 57,600 shares, at cost                                      (77)
Unearned compensation                                                      (108)
                                                                      ---------
Total Common Stockholders' Equity                                         1,741
                                                                      ---------
Total Liabilities, Redeemable Preferred Stock
     and Stockholders' Equity                                         $  29,417
                                                                      =========

See Notes to Condensed Consolidated Financial Statements.

                           LEVCOR INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (Amounts in thousands, except per share data)

                                                   Three Months Ended March 31,
                                                       2003            2002
                                                     --------        --------
Net sales                                            $  7,231        $  5,258
Cost of sales                                           4,416           2,972
                                                     --------        --------
                                                        2,815           2,286
Selling, general and administrative expenses            2,222           1,702
                                                     --------        --------
Income before interest and income taxes                   593             584
Interest expense, net                                     129             101
                                                     --------        --------
Income before income taxes                                464             483
Provision for income taxes                                177             177
                                                     --------        --------
Net income                                                287             306
Less dividends on preferred stock                          68              67
                                                     --------        --------
Income applicable to common stock                    $    219        $    239
                                                     ========        ========
Earnings per share:
    Basic                                            $    .04        $    .09
                                                     ========        ========
    Diluted                                          $    .04        $    .09
                                                     ========        ========
Weighted average shares outstanding - basic             4,970           2,787
Potential common stock                                    170              --
                                                     --------        --------
Weighted average shares outstanding - diluted           5,140           2,787
                                                     ========        ========


See Notes to Condensed Consolidated Financial Statements.



                           LEVCOR INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                       STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                   Three Months Ended March  31,
                                                        2003            2002
                                                      --------        --------
Net income before dividends on preferred stock        $    287        $    306
Other comprehensive income:
    Foreign currency translation adjustment                 12              11
                                                      --------        --------
Comprehensive income                                  $    299        $    317
                                                      ========        ========


See Notes to Condensed Consolidated Financial Statements.

                           LEVCOR INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in thousands)

                                                                Three Months Ended March  31,
                                                                      2003          2002
                                                                    --------      --------
Cash Flows From Operating Activities:
Net income                                                          $    287      $    306
Reconciliation of net income to net cash used in operations:
     Depreciation and amortization                                       111           132
     Deferred tax provision                                              154           (10)
     Changes in operating assets and liabilities:
       Accounts receivable                                               142           237
       Inventories                                                       339          (852)
       Other current assets                                              (63)           --
       Other assets                                                       (6)          (22)
       Accounts payable                                                 (559)          409
       Other current liabilities                                        (747)         (344)
       Other liabilities                                                 (97)          (65)
                                                                    --------      --------
          Net cash used in operating activities                         (439)         (209)
                                                                    --------      --------
Cash Flows From Investing Activities:
Capital expenditures                                                     (61)          (30)
Cash acquired from acquisition                                             4            --
Investment in other assets                                               (20)          (22)
                                                                    --------      --------
          Net cash used in investing activities                          (77)          (52)
                                                                    --------      --------
Cash Flows From Financing Activities:
Proceeds from revolving loan and long-term debt                          577           208
Dividends on preferred stock                                             (67)          (66)
Deferred financing costs                                                  --           (30)
                                                                    --------      --------
          Net cash provided by financing activities                      510           112
                                                                    --------      --------
Effect of exchange rate changes on cash                                   (1)           (2)
                                                                    --------      --------
Decrease in cash                                                          (7)         (151)
Cash at beginning of period                                               71           398
                                                                    --------      --------
Cash at end of period                                               $     64      $    247
                                                                    ========      ========
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Interest                                                         $    129      $    101
                                                                    ========      ========
   Income taxes                                                     $    300      $     17
                                                                    ========      ========
Non-cash transactions:
   Amortization of unearned compensation                            $      4      $     --
                                                                    ========      ========

See Notes to Condensed Consolidated Financial Statements

                           LEVCOR INTERNATIONAL, INC.
                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 1:  BASIS OF PRESENTATION

The Unaudited Condensed Consolidated Balance Sheet as of March 31, 2003 and the Unaudited Condensed Consolidated Statement of Income for the three months ended March 31, 2003 include the accounts of Levcor International, Inc. ("Levcor" or "the Company") and of Carlyle Industries, Inc. ("Carlyle"), which was merged with and into the Company effective January 6, 2003. For accounting purposes, Carlyle is deemed to have been the acquiror in the merger. Accordingly, the comparative Unaudited Condensed Consolidated Statements of Income, Cash Flows, and Comprehensive Income for the three months ended March 31, 2002 represent the accounts of Carlyle only. See Note 3 for a description of the transaction, the purchase price allocation and pro forma information. The weighted average shares outstanding at March 31, 2002 have been adjusted to reflect the one for five reverse stock split due to the merger.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002 and Current Report on Form 8-K/A filed on March 21, 2003 for information regarding the historical financial statements of Carlyle.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operation: The Company (i) operates a textile converting business that produces fabrics used in the production of apparel and (ii) manufactures, packages and distributes a line of buttons, craft and gift products. The Company sells its products to customers primarily in the United States and Canada.

Consolidation: The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries after elimination of intercompany items and transactions.

Depreciation and Amortization: Depreciation and amortization are computed principally by the straight-line method for each class of depreciable and amortizable asset based on their estimated useful lives. Buildings and improvements, machinery and equipment, and furniture, fixtures and leasehold improvements are generally depreciated over periods of 20-35, 3-25 and 5-10 years, respectively.

Revenue Recognition: Revenue is recognized upon shipment of merchandise.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications have been made to the prior period's financial statements to conform to the current period presentation.

NOTE 3:  MERGER WITH CARLYLE INDUSTRIES, INC.

On January 6, 2003, the Company completed its acquisition of Carlyle, which was effected as a merger of Carlyle with and into the Company. In the merger, each five shares of Carlyle common stock were converted into one share of Company common stock, par value $0.01 per share ("Common Stock"), and each share of Carlyle Series B preferred stock was converted into one share of Company Series A preferred stock, par value $0.01 per share ("Series A Preferred Stock"). In addition, the Company assumed Carlyle stock options, which became options to purchase approximately 220,000 shares of Company common stock. The purchase price was valued at approximately $6.8 million.

In connection with the merger of Carlyle and Levcor, a stockholder holding 956,076 shares of Carlyle common stock notified the Company that it planned to exercise its appraisal rights as provided under Delaware law. However, the stockholder did not, within 120 days after the effective date of the merger, file a petition in the Delaware Court of Chancery demanding a determination of the value of its stock. Accordingly, the stockholder's right to an appraisal ceased and the accompanying financial statements have been prepared on the basis that all Carlyle shares were converted pursuant to the merger.

The transaction has been accounted for as a reverse acquisition under the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations." As a reverse acquisition, Carlyle is treated as the acquiror and the continuing entity for financial accounting and reporting purposes. Under reverse acquisition accounting rules, Carlyle is treated as if it declared a 1-for-5 reverse stock split of its common stock and subsequently exchanged its common stock for the Company's Common Stock on a one-to-one ratio and its stock options for the Company's stock options on a one-to-one ratio. The aggregate estimated purchase price plus liabilities assumed totaled $12,533,000, based upon the fair value of the Common Stock and options deemed acquired for similar Carlyle instruments. The purchase price reflects Carlyle's acquisition of the Company's net assets, which are total assets less the assumption of $5,730,000 of the Company's debt and liabilities. The merger agreement did not require any contingent consideration to be issued.

The pro forma purchase price allocation presented below is preliminary and subject to change based on the completion of various studies and appraisals. The calculation of the purchase price and the preliminary allocation to assets and liabilities are as follows (dollars in thousands):

Purchase price allocation:

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
                                                                      ========


Pro Forma Financial Information

The results of operations of Carlyle are included in the Company's consolidated income statement as of the acquisition date of January 6, 2003. Because there was no material business conducted by Carlyle in the two business days before the merger, the results of operations for the three months ended March 31, 2003 represent the results of operations of the combined entities for the full quarter.

The following pro forma income statement for the three months ended March 31, 2002 has been prepared assuming the merger was consummated on January 1, 2002. All pro forma information is based on estimates and assumptions deemed appropriate by the Company. The pro forma information is presented for illustrative purposes only. The pro forma information should not be relied upon as an indication of the operating results that the Company would have achieved if the transactions had occurred on January 1, 2002. The pro forma information also should not be used as an indication of the future results that the Company will achieve after the transactions (dollars in thousands).

                                                              Three Months Ended
                                                                March 31, 2002
                                                              ------------------
Net revenues                                                      $    8,866
Cost of sales                                                          5,809
                                                                  ----------
Gross profit                                                           3,057
Selling, general and administrative expenses                           2,394
                                                                  ----------
Income before interest and income taxes                                  663
Interest expense                                                         166
                                                                  ----------
Income before income taxes                                               497
Provision for income taxes                                               179
                                                                  ----------
Income before preferred dividends                                        318
Dividends on preferred stock                                              67
                                                                  ----------
Net income                                                        $      251
                                                                  ==========
Earnings per common share:

Basic earnings per common share                                   $      .05
                                                                  ==========
Diluted earnings per common share                                 $      .05
                                                                  ==========
Weighted average number of common shares outstanding - basic           4,668
Potential common stock                                                   125
                                                                  ----------
Weighted average number of common shares outstanding - diluted         4,793
                                                                  ==========

NOTE 4:  GOODWILL AND OTHER INTANGIBLE ASSETS

In 2002, the Company adopted SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS 142, goodwill and other intangible assets (with indefinite lives) will not be amortized but will be tested for impairment at least annually. This test involves the use of estimates related to the fair value of the business with which the goodwill and other intangible assets with indefinite lives is allocated. There were no impairment losses as a result of this test.

A summary of the change in the carrying amount of goodwill by reportable segment for the period ended March 31, 2003 is as follows (dollars in thousands):

                                          Textile       Craft        Total
                                         --------     --------     --------
     Balance as of December 31, 2002     $     --     $  2,543     $  2,543
     Goodwill acquired                      8,067           --        8,067
                                         --------     --------     --------
     Balance as of March 31, 2003        $  8,067     $  2,543     $ 10,610
                                         ========     ========     ========

NOTE 5:  SEGMENT INFORMATION

The Company operates in two reportable segments: Textile Converting and Craft. Prior to the merger of Carlyle and Levcor, the Company operated only the Craft segment. Accounting policies of the two segments are substantially the same as those described in the summary of significant accounting policies as presented in Note 2. All revenues generated in the segments are external. The following table sets forth information regarding operations and assets by reportable segment (dollars in thousands):

                                                   Three Months Ended March  31,
                                                        2003            2002
                                                     ----------      ----------
     Revenue:
       Textile Converting                            $    1,472      $       --
       Craft                                              5,759           5,258
                                                     ----------      ----------
                                                     $    7,231      $    5,258
                                                     ==========      ==========
     Operating income (loss):
       Textile Converting                            $     (264)     $       --
       Craft                                              1,147             902
                                                     ----------      ----------
       Total segment profit                          $      883      $      902
                                                     ==========      ==========
     Corporate general and administrative expense    $      290      $      318
                                                     ==========      ==========
     Interest expense                                $      129      $      101
                                                     ==========      ==========
     Provision for income taxes                      $      177      $      177
                                                     ==========      ==========
     Net income                                      $      287      $      306
                                                     ==========      ==========
     Depreciation and amortization:
       Textile Converting                            $        7      $       --
       Craft                                                 99             132
                                                     ----------      ----------
                                                     $      106      $      132
                                                     ==========      ==========
     Capital expenditures:
       Textile Converting                            $       35      $       --
       Craft                                                 26              30
       Corporate                                             --              --
                                                     ----------      ----------
                                                     $       61      $       30
                                                     ==========      ==========

NOTE 6: EARNINGS PER SHARE

Earnings per share have been computed on the basis of weighted average common shares outstanding after providing for quarterly preferred dividend requirements. Diluted earnings per share includes the effect of stock options. For the three months ended March 31, 2003, there were 169,793 stock options outstanding included in the fully diluted earnings per share calculations. There were no dilutive options outstanding during the three months ended March 31, 2002.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2003 (dollars in thousands):

                                                     Income        Shares       Per Share
                                                    ---------     ---------     ---------
Basic income available to common stockholders       $     219     4,970,415     $     .04
Effect of Dilutive Options                                 --       169,793            --
                                                    ---------     ---------     ---------
Diluted income available to common stockholders     $     219     5,140,208     $     .04
                                                    =========     =========     =========

NOTE 7:  INVENTORIES

The components of inventories, net of reserves, are as follows (dollars in thousands):
                                   March 31,             December 31,
                                     2003                    2002
                                 ------------            ------------
     Raw materials               $      3,366            $      2,622
     Work in Progress                     296                      22
     Finished goods                     2,694                   2,606
                                 ------------            ------------
                                 $      6,356            $      5,250
                                 ============            ============

At March 31, 2003 inventories were valued on an average cost method basis. Inventories are stated at the lower of cost or market.

NOTE 8:  SHORT TERM AND LONG TERM DEBT

The Company has a credit facility with the CIT Group, Inc. ("CIT") and a promissory note to JPMorgan Chase Bank ("JPMorgan"). In addition, the Company has borrowings outstanding from Robert A. Levinson, a stockholder, officer and director of the Company.

The Company's credit facility with CIT (the "CIT Facility") provides for a maximum aggregate revolving credit of up to $7.5 million. The CIT Facility is comprised of separate financing agreements with each of the Company and its wholly-owned subsidiaries, Blumenthal Lansing Company, LLC ("Blumenthal") and Westwater Industries, LLC ("Westwater"). The financing agreements with Blumenthal and Westwater provide for revolving credit advances to such subsidiaries based on eligible accounts receivable and inventory and include a Letter of Credit agreement with a limit of $500,000.

The CIT Facility also provides for a term loan (the "Term Loan") in the initial amount of $2.0 million, $1.8 million of which was outstanding at March 31, 2003, and revolving credit of $500,000. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.6 million due on August 31, 2004. All amounts outstanding under the CIT Facility bear interest at the Chase Bank N.A. prime rate plus 0.5% with a minimum rate of 5.0%.

The financing agreements contain representations and warranties and events of default customary for agreements of this nature, such as restrictions on incurring more debt, acquisitions, preferred stock principal and dividend payments in excess of $300,000 per year, the use of proceeds from the sale of assets and change in voting control of the Company. The financing agreements also contain a subjective acceleration clause which states that, except for the Term Loan, all remaining obligations under the financing agreements shall, at CIT's option, be immediately due and payable without notice or demand upon the occurrence of any change in the Company's condition or affairs (financial or otherwise) that, in CIT's sole discretion exercised by CIT in accordance with CIT's business judgment, materially impairs the collateral or increases CIT's risk. In the case of the Term Loan, CIT may accelerate the maturity in the event of a default by the Company after thirteen months notice of such acceleration. Management of the Company believes that the likelihood of CIT accelerating the payment of any of the financing agreements or the Term Loan in 2003 is remote.

In connection with the CIT Facility, the Company and its subsidiaries have made cross corporate guarantees and have issued first priority liens covering substantially all of the assets of the Company and its subsidiaries. In addition, Mr. Robert A. Levinson, a stockholder, officer and director of the Company, provided certain collateral against advances provided under the CIT Facility.

Pursuant to a factoring agreement between CIT and the Company, CIT purchases the textile division's trade accounts receivable and assumes substantially all credit risk with respect to such accounts. The amounts due to the Company from CIT under the factoring agreement earn no interest. The factoring agreement allows the Company to obtain advances that bear interest at 0.5% above prime rate. The Company pledged its textile division's accounts receivable and property and equipment as collateral under the factoring agreement. There is no set limit on borrowings. The amount available for borrowing is based on a formula consisting of 90% of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit.

The promissory note payable to JPMorgan in the amount of $3.0 million is dated May 2, 2002 and has a maturity date of May 2, 2005, as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at March 31, 2003 was 2.469%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note. The proceeds of the note were used to pay-off the outstanding balance of approximately $1.4 million of a term note with CIT and pay down the Company's advance position of $1.16 million with CIT. The remainder was used for working capital requirements.

Robert A. Levinson has provided certain loans totaling $500,000 and collateral on behalf of the Company. In addition, Mr. Levinson has agreed not to require payment of these loans and $292,192 of related accrued interest at March 31, 2003 prior to January 2, 2005. The loans bear interest at 6% per annum.

Robert A. Levinson has also agreed to continue to personally support the Company's cash requirements as necessary, up to a maximum amount of $3.0 million, to enable the Company to meet its current obligations through January 2, 2005 and to fund future operations.

During the period ended March 31, 2003, the Company was in compliance with all debt covenants.

NOTE 9:  PREFERRED STOCK

Dividends on the Series A Preferred Stock accrue at an annual rate of 6% and are payable quarterly on March 15, June 15, September 15 and December 15. The availability of resources to make dividend payments to the holders of Series A Preferred Stock in the future will depend on the Company's future cash flow.

NOTE 10:  RELATED PARTY TRANSACTION

Robert A. Levinson has provided a loan of $500,000 to the Company and pledged collateral in support of certain Company obligations. See Note 8 for a description of these transactions.

In addition to being a director of the Company, Edward H. Cohen serves as counsel to Katten Muchin Zavis Rosenman, New York, New York, legal counsel to the Company. During the three months ended March 31, 2003, fees for services provided to the Company by Katten Muchin Zavis Rosenman totaled $381,177 of which $357,000 was related to the merger transaction and had been accrued and expensed as of December 31, 2002. Mr. Cohen does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The following is a brief discussion of the critical accounting policies used in the preparation of the Company's financial statements, including those accounting policies and methods used by the Company, which require subjective judgments and are considered very important to the understanding of the Company's financial condition.

Receivables

Under a factoring agreement, the CIT Group, Inc. ("CIT") purchases the textile conversion division's trade accounts receivable without recourse and assumes substantially all credit risk with respect to such accounts. The agreement allows the Company to obtain advances, computed on a borrowing base formula, from CIT that bear interest at 0.5% above the bank's prime rate (4.75% at March 31, 2003). The amount available for borrowing is based on a formula consisting of 90% of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit. The amounts due to the Company from CIT earn no interest. The Company has pledged its textile division's accounts receivable and property and equipment as collateral under the factoring agreement.

Because the textile conversion division factors substantially all of its accounts receivable, accounts receivable, trade, as shown on the Unaudited Condensed Consolidated Balance Sheet, is primarily related to the Company's Craft division.

The Company extends credit to craft division customers that satisfy established credit criteria. The Craft division has a significant concentration of credit risk due to the large volume of business with major retail customers. Most of these retail customers are public companies and as such, the Company monitors their financial reports on a regular basis and obtains accounts receivable insurance in certain circumstances.

Inventories

Inventories are stated at the lower of cost (principally average cost) or market. Inventories consist of loose buttons, unpackaged craft products, yarn and greige goods (collectively considered raw materials), work in process and finished goods. The Company estimates the markdowns required for inventories based upon future marketability as well as general economic conditions. The Company regularly reviews inventory quantities on hand, by item, and records a provision for excess inventory based primarily on the Company's historical experience and estimated forecast of product demand using historical and recent ordering data relative to the quantity on hand for each item. A significant decrease in demand for the Company's products could result in an increase in the amount of excess inventory quantities on hand; however, the Company manages inventory and monitors product purchasing to minimize this risk.

Revenue Recognition

The Company recognizes revenue when goods are shipped to customers. Shipment is made by UPS or common carrier. Deliveries generally take place within three days of shipment. Standard terms for shipments are F.O.B. shipping point, at which time the Company has completed all performance obligations to consummate the sale. In some circumstances, shipments are made F.O.B. destination, in which case the Company insures the sales value of most shipments. Revenue is reported net of a reserve for sales returns and allowance. Sales returns and allowances are estimated based upon specific agreements and historical patterns with major accounts and are accrued in the period in which a customer becomes entitled to an allowance or return of product.

Pension Liabilities

The Company used an estimated rate of return of 8.00% and a discount rate of 6.75% in computing its pension liabilities.

Allowance for Doubtful Accounts

The Company maintains a reserve for doubtful accounts which includes 100% of all invoices that management deems doubtful of collection. Trade accounts receivable is reported net of a reserve for returns, allowances and bad debts. A reserve for returns and allowances is determined based on specific programs and customer agreements and historical patterns. A reserve for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements and assessments of collectability are based on historical trends.

Sales Returns

The Company estimates an allowance for sales returns based on historical sales and sales returns and records a related allowance.

Shipping and Handling Costs

Shipping and handling costs are included in the cost of sales.

Results of Operations

First Quarter of  2003 Compared to First Quarter of  2002

Operating results in 2003 include the results of Levcor and Carlyle, which merged on January 6, 2003. Because the merger has been accounted for as a reverse acquisition, comparative results for 2002 as presented in the accompanying Condensed Consolidated Statement of Income and in this Management Discussion and Analysis of Results of Operations include only the results of Carlyle.

Sales during the first quarter of 2003 totaled $7.2 million as compared to $5.3 million during the first quarter of 2002 for an increase of $1.9 million. The increase in sales was primarily the result of $1.5 million of incremental sales contributed by the textile conversion division. The balance of the sales increase was attributable to sales of a new product line in the craft division.

Gross margin during the first quarter of 2003 totaled $2.8 million as compared to $2.3 million in the first quarter of 2002. The gross margin percent during the first quarter of 2003 was 38.9% as compared to 43.5% during the first quarter of 2002. The increase in gross margin dollars was attributable to incremental sales contributed by the new textile conversion division and incremental sales contributed by a new craft product line. The decline in gross profit percent was the result of lower margins on the incremental sales in the textile conversion division.

Selling, general and administrative expenses in the first quarter of 2003 totaled $2.2 million as compared to $1.7 million in the first quarter of 2002. The increase in selling, general and administrative expenses was the result of incremental expenses contributed by the new textile conversion division.

Net interest expense during the first quarter of 2003 totaled $129,000 as compared to net interest expense of $101,000 during the first quarter of 2002. The increase in first quarter interest expense as compared to the same period last year was the result of higher average debt outstanding during the first quarter of 2003 primarily as a result of the Company's deemed assumption of Levcor's debt in the merger.

The provision for income taxes during the first quarter of 2003 and 2002 totaled $177,000. The combined effective income tax rates totaled 38.1% in the first quarter of 2003 as compared to 36.6% in the first quarter of 2002. The increase in the effective rate was the result of an increase in the average combined state income tax rates in the first quarter of 2003 as compared to the first quarter of 2002. Because of the Company's net operating loss carryforward, the Federal income tax provision at 34% reduces the deferred tax asset and does not require a cash payment beginning in 2003.

Series A Preferred Stock dividend accruals during the first quarters of 2003 and 2002 totaled $68,000 and $67,000, respectively.

First quarter results may not be indicative of future quarterly results due to programs with major apparel and retail customers which may vary as to timing and amount from quarter to quarter. In addition, consolidation within the Company's customer base and inventory reduction efforts by major retail customers may affect the Company's revenue and operating results in subsequent quarters.

Liquidity and Capital Resources

At March 31, 2003 the Company's principal sources of liquidity included cash of $64,000 and trade accounts receivable of $2.5 million.

The Company's principal sources of cash flow are from internally generated funds and borrowings under revolving credit facilities.

Net cash flow used by operating activities totaled $439,000 during the first quarter of 2003 as compared to $209,000 during the same period last year. Contributing to the increase in cash used in operating activities was $283,000 of incremental income tax payments in March 2003 related to fourth quarter 2002 taxable income.

Net cash flow used in investing activities totaled $77,000 during the first quarter of 2003 as compared to $52,000 during the first quarter of 2002. The increase in net cash flows used in investing activity was primarily the result of an increase in capital expenditures in the textile conversion division.

Net cash provided by financing activities totaled $510,000 during the first quarter of 2003 as compared to $112,000 during the first quarter of 2002. Borrowings under the Company's bank credit facilities during the three months ended March 31, 2003 totaled $577,000 as compared to borrowings of $208,000 during the same period last year. The increase in borrowings was due to the increases in net cash used in operating activities and financing activities. Cash used for preferred stock dividend payments during the three months ended March 31, 2003 totaled $67,000 as compared to $66,000 during the three months ended March 31, 2002. Deferred financing costs totaling $30,000 were capitalized in connection with the CIT Facilities during the three months ended March 31, 2002.

Pursuant to a factoring agreement between CIT and the Company, CIT purchases the textile conversion division's trade accounts receivable and assumes substantially all credit risk with respect to such accounts. The amounts due to the Company from CIT under the factoring agreement earn no interest. The factoring agreement allows the Company to obtain advances that bear interest at 0.5% above prime rate (4.75% at March 31, 2003). The Company pledged its textile division's accounts receivable and property and equipment as collateral under the factoring agreement. There is no set limit on borrowings. The amount available for borrowing is based on a formula consisting of 90% of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit.

On May 2, 2002, the Company borrowed $3.0 million from JPMorgan Chase Bank ("JPMorgan") pursuant to a promissory note due May 2, 2005 as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest on the note at March 31, 2003 was 2.469%. In addition, Robert A. Levinson a stockholder, officer and director of the Company has provided certain additional collateral guaranteeing the note. The proceeds of the note were used to payoff the outstanding balance of approximately $1.4 million of a term note with CIT and pay down the Company's advance position of $1.16 million with CIT. The remainder was used for working capital requirements.

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

As of March 31, 2003, Mr. Levinson has provided the Company with certain loans totaling $500,000. The principal balance, together with accrued interest on this obligation of $292,192, has been classified as a long-term obligation because Mr. Levinson has promised not to demand payment until at least January 2, 2005. The Company believes its reliance on such written undertaking is reasonable. In the event that Mr. Levinson did demand repayment prior to January 2, 2005, the Company believes that such demand would be unenforceable and that the Company would have the right to sue Mr. Levinson for breach of his agreement. Mr. Levinson reaffirmed this undertaking in writing on March 4, 2003.

The Company's credit facility with CIT (the "CIT Facility") provides for a maximum aggregate revolving credit of up to $7.5 million. The CIT Facility is comprised of separate financing agreements with each of the Company and its wholly-owned subsidiaries, Blumenthal Lansing Company, LLC and Westwater Industries, LLC. The financing agreements with Blumenthal Lansing Company, LLC and Westwater Industries, LLC provide for revolving credit advances to such facilities based on eligible accounts receivable and inventory and include a letter of credit agreement with a limit of $500,000.

The CIT Facility also provides for a term loan (the "Term Loan") in the amount of $2.0 million of which $1.8 million was outstanding as of March 31, 2003 and revolving credit of $500,000. The Term Loan amortizes $12,000 per followed by a final installment payment of $1.6 million due on August 31, 2004. All amounts outstanding under the CIT Facility bear interest at the Chase Bank N.A. prime rate plus 0.5% with a minimum rate of 5%.

The financing agreements contain representations and warranties and events of default customary for agreements of this nature, such as restrictions on incurring more debt, acquisitions, preferred stock principal and dividend payments in excess of $300,000 per year, the use of proceeds from the sale of assets and change in voting control of the Company. The financing agreements also contain a subjective acceleration clause which states that, except for the Term Loan, all remaining obligations under the financing agreements shall, at CIT's option, be immediately due and payable without notice or demand upon the occurrence of any change in the Company's condition or affairs (financial or otherwise) that, in CIT's sole discretion exercised by CIT in accordance with CIT's business judgment, materially impairs the collateral or increases CIT's risk. In the case of the Term Loan, CIT may accelerate the maturity in the event of a default by the Company after thirteen months notice of such acceleration. Management of the Company believes that the likelihood of CIT accelerating the payment of any of the financing agreements or the Term Loan in 2003 is remote.

In connection with the CIT Facility, the Company and its subsidiaries made guarantees and issued first priority liens covering substantially all of the assets of the Company and its subsidiaries. In addition, Mr. Robert A. Levinson provided certain collateral against advances provided under the CIT Facility. At March 31, 2003, the Company was in compliance with all debt covenants.

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

The Company's textile conversion segment has developed a significant new program for its largest garment customer. This program is currently in production and is expected to ship during the third quarter. As a result of this production and shipment schedule, the Company's working capital requirements during the second quarter may be beyond the limit of its existing credit facilities. Pursuant to his agreement to support the Company's working capital needs throughout the year, Robert A. Levinson has advanced to the Company additional funds totaling $530,000 during the first six weeks of the second quarter 2003.

In connection with the merger of Carlyle and Levcor, a stockholder holding 956,076 shares of Carlyle common stock exercised its appraisal rights as provided under Delaware law. However, the stockholder did not, within 120 days after the effective date of the merger, file a petition in the Delaware Court of Chancery demanding a determination of the value of its stock. Accordingly, the stockholder's right to an appraisal ceased and the accompanying financial statements have been prepared on the basis that all Carlyle shares were converted pursuant to the merger.

Seasonality and New Programs

The textile conversion business is seasonal and the Company expects to realize higher revenues and operating income in the third and fourth calendar quarters. Such seasonality takes into account the standard lead-time required by the fashion industry to manufacture apparel, which corresponds to the respective retail selling seasons. Standard lead-time is the period of time commencing when the Company receives an order from a customer and ending when the Company ships the order to the customer. In response to this seasonality, the Company generally increases its inventory levels, and thereby has higher working capital needs during the first and second quarters of its fiscal year. The Company and the U.S. apparel industry in general are sensitive to the business cycle of the national economy. Moreover, the popularity, supply and demand for particular apparel products can change significantly from year to year based on prevailing fashion trends and other factors. Reflecting the cyclical nature of the apparel industry, many apparel producers tend to increase capacity during years in which sales are strong. These increases in capacity tend to accelerate a general economic downturn in the apparel markets when demand weakens. These factors have contributed historically to fluctuations in the Company's results of operations and they are expected to continue to occur in the future.

The Company's craft distribution business is largely based on reorders from its retail customers and, as a result, the business is influenced by the buying habits of consumers. Home sewing and craft activities take place on a year-round basis; however, they are generally indoor activities and as a result they experience an increased participation level during the fall, winter and early spring months. Anticipating this pattern, the Company's retail customers place somewhat larger reorders during the July through March period.

Sales are also influenced by the introduction of new programs and/or the discontinuance of existing programs. A successful new program requires the retail customer to add the program and experience an acceptable level of sell-through. The Company develops and introduces new program ideas on a regular basis. However, there is no assurance that its retail customers will buy the new programs and if they do, there is no assurance the consumer will purchase the new product at an acceptable level.

Impact of Inflation

The Company's results are affected by the impact of inflation on operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, future revenue opportunities, integration of Carlyle with the business of the Company and the development of the combined businesses, the future growth of the Company's customer base and strategic and distribution relationships, future capital needs, marketing and sales force, the possible acquisition of complementary products and businesses and other risks and uncertainties that may be detailed herein, and from time-to-time, in the Company's other reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ITEM 3.    CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including the Company's consolidated subsidiaries) required to be included in periodic reports filed under the Exchange Act. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

In designing and evaluating the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

10.1* Endorsement No. 1, dated as of May 2, 2003 to the Promissory Note, dated May 3, 2002, executed by Levcor in favor of JPMorgan Chase Bank.

10.2* Amendment dated May 13, 2003 to the Factoring Agreement, dated September 17, 1998, between Levcor and The CIT Group/Commercial Services, Inc.

10.3* Amendment dated May 13, 2003 to the Term Promissory Note dated January 24, 2002 between Carlyle Industries, Inc. and The CIT Group/Commercial Services, Inc.

10.4* Amendment dated May 13, 2003 to the Accounts Receivable Financing Agreement dated January 24, 2002, between Westwater Industries, Inc., and The CIT Group/Commercial Services, Inc.

10.5* Amendment dated May 13, 2003 to the Accounts Receivable Financing Agreement dated January 24, 2002, between Blumenthal/Lansing Company and The CIT Group/Commercial Services, Inc.

10.6* Amended and Restated Limited Guaranty dated May 13, 2003 among Blumenthal/Lansing Company, LLC, Westwater Industries, LLC and The CIT Group/Commercial Services, Inc.

99.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.3          Chief Executive Officer's Certificate, pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4          Chief Financial Officer's Certificate, pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------------------
* To be filed by amendment.


         (b) Reports on Form 8-K

         On January 8, 2003, the Company filed a Current Report on Form 8-K (the "Initial Report") to announce the merger of Levcor International, Inc. and Carlyle Industries, Inc., effective January 6, 2003.


         On March 21, 2003, the Company filed Amendment No. 1 to the Initial Report to provide financials and other pro forma statements of Carlyle Industries, Inc., a Delaware corporation, which were permitted to be filed by amendment pursuant to Item 7 of the Form 8-K rules.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LEVCOR INTERNATIONAL, INC.




Date: May 15, 2003                    /s/ Robert A. Levinson
------------------                    ----------------------
                                      Robert A. Levinson
                                      Chairman of the Board, President and Chief
                                      Executive Officer



Date: May 15, 2003                    /s/ Edward F. Cooke
------------------                    -------------------
                                      Edward F. Cooke
                                      Chief Financial Officer, Vice President,
                                      Secretary and Treasurer

                                  Exhibit Index

10.1* Endorsement No. 1, dated as of May 2, 2003 to the Promissory Note, dated May 3, 2002, executed by Levcor in favor of JPMorgan Chase Bank.

10.2* Amendment dated May 13, 2003 to the Factoring Agreement, dated September 17, 1998, between Levcor and The CIT Group/Commercial Services, Inc.

10.3* Amendment dated May 13, 2003 to the Term Promissory Note dated January 24, 2002 between Carlyle Industries, Inc. and The CIT Group/Commercial Services, Inc.

10.4* Amendment dated May 13, 2003 to the Accounts Receivable Financing Agreement dated January 24, 2002, between Westwater Industries, Inc., and The CIT Group/Commercial Services, Inc.

10.5* Amendment dated May 13, 2003 to the Accounts Receivable Financing Agreement dated January 24, 2002, between Blumenthal/Lansing Company and The CIT Group/Commercial Services, Inc.

10.6* Amended and Restated Limited Guaranty dated May 13, 2003 , among Blumenthal/Lansing Company, LLC, Westwater Industries, LLC and The CIT Group/Commercial Services, Inc.

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

----------------------------
* To be filed by amendment.