Form 10QSB/A
period 2003-03-31
LEVCOR INTERNATIONAL INC
filed 2003-06-03
CIK 76094

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                  FORM 10-QSB/A

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003        Commission File No. 0-50186
                               --------------                            -------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from     to

                           LEVCOR INTERNATIONAL, INC.
                           --------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           Delaware                                               06-0842701
           --------                                               ----------
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


                  462 Seventh Avenue, New York, New York 10018
                  --------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 354-8500
                                 --------------
                           (Issuer's Telephone Number)


Former name, former address and former fiscal year, if changed since last report: N/A
        ---

As of May 1, 2003, 5,125,252 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]



================================================================================

This Amendment No. 1 to Levcor International, Inc.'s quarterly report on Form 10-QSB/A for the quarter ended March 31, 2003, is filed (i) to amend Item 6(a) to include Exhibits 10.7 to 10.9 and (ii) to include Exhibits 10.1 to 10.6 which were listed in the original Form 10-QSB as to be filed by amendment.


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits


10.1 Term Promissory Note, dated January 24, 2002, between Carlyle Industries, Inc. and The CIT Group/Commercial Services, Inc.

10.2 Endorsement No. 1, dated as of May 2, 2003 to the Promissory Note, dated May 3, 2002, executed by Levcor in favor of JPMorgan Chase Bank.

10.3 Amendment dated May 13, 2003 to the Factoring Agreement, dated September 17, 1998, between Levcor and The CIT
                  Group/Commercial Services, Inc.

10.4 Amendment dated May 13, 2003 to the Term Promissory Note dated January 24, 2002 between Carlyle Industries, Inc. and The CIT Group/Commercial Services, Inc.

10.5 Amendment dated May 13, 2003, to the Accounts Receivable Financing Agreement dated January 24, 2002, between Westwater Industries, Inc., and The CIT Group/Commercial Services, Inc.

10.6 Amendment dated May 13, 2003, to the Accounts Receivable Financing Agreement dated January 24, 2002, between Blumenthal/Lansing Company, LLC and The CIT Group/Commercial Services, Inc.

10.7 Amended and Restated Limited Guaranty dated May 13, 2003, among Levcor, Blumenthal/Lansing Company, LLC, Westwater Industries, LLC and The CIT Group/Commercial Services, Inc.

10.8 Waiver and Amendment Agreement dated May 13, 2003, to the Financing Agreement dated January 24, 2002, between Levcor and The CIT Group/Commercial Services, Inc.

10.9 Waiver and Amendment Agreement dated May 13, 2003, to the Financing Agreement dated January 24, 2002, between Westwater Industries, LLC and The CIT Group/Commercial Services, Inc.

10.10 Waiver and Amendment Agreement dated May 13, 2003, to the Financing Agreement dated January 24, 2002, between Blumenthal/Lansing Company, LLC and The CIT Group/Commercial Services, Inc.

--------------------------------------------------------------------------------

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

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LEVCOR INTERNATIONAL, INC.



Date: June 3, 2003                     /s/ ROBERT A. LEVINSON
                                       -----------------------------------------
                                       Robert A. Levinson
                                       Chairman of the Board, President and
                                       Chief Executive Officer



Date: June 3, 2003                     /s/ EDWARD F. COOKE
                                       -----------------------------------------
                                       Edward F. Cooke
                                       Chief Financial Officer, Vice President,
                                       Secretary and Treasurer

                                  Exhibit Index
                                  -------------


10.1 Term Promissory Note, dated January 24, 2002, between Carlyle Industries, Inc. and The CIT Group/Commercial Services, Inc.

10.2 Endorsement No. 1, dated as of May 2, 2003 to the Promissory Note, dated May 3, 2002, executed by Levcor in favor of JPMorgan Chase Bank.

10.3 Amendment dated May 13, 2003 to the Factoring Agreement, dated September 17, 1998, between Levcor and The CIT
                  Group/Commercial Services, Inc.

10.4 Amendment dated May 13, 2003 to the Term Promissory Note dated January 24, 2002 between Carlyle Industries, Inc. and The CIT Group/Commercial Services, Inc.

10.5 Amendment dated May 13, 2003, to the Accounts Receivable Financing Agreement dated January 24, 2002, between Westwater Industries, Inc., and The CIT Group/Commercial Services, Inc.

10.6 Amendment dated May 13, 2003, to the Accounts Receivable Financing Agreement dated January 24, 2002, between Blumenthal/Lansing Company, LLC and The CIT Group/Commercial Services, Inc.

10.7 Amended and Restated Limited Guaranty dated May 13, 2003, among Levcor, Blumenthal/Lansing Company, LLC, Westwater Industries, LLC and The CIT Group/Commercial Services, Inc.

10.8 Waiver and Amendment Agreement dated May 13, 2003, to the Financing Agreement dated January 24, 2002, between Levcor and The CIT Group/Commercial Services, Inc.

10.9 Waiver and Amendment Agreement dated May 13, 2003, to the Financing Agreement dated January 24, 2002, between Westwater Industries, LLC and The CIT Group/Commercial Services, Inc.

10.10 Waiver and Amendment Agreement dated May 13, 2003, to the Financing Agreement dated January 24, 2002, between Blumenthal/Lansing Company, LLC and The CIT Group/Commercial Services, Inc.