Form 10QSB
period 2003-06-30
LEVCOR INTERNATIONAL INC
filed 2003-08-14
CIK 76094

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

For the quarterly period ended June 30, 2003        Commission File No.  0-50186
                               -------------                             -------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to

                           LEVCOR INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


            Delaware                                          06-0842701
    ------------------------------                         ----------------
   (State or Other Jurisdiction of                         (I.R.S. Employer
   Incorporation or Organization)                         Identification No.)


                  462 Seventh Avenue, New York, New York 10018
                  --------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 354-8500
                           ---------------------------
                           (Issuer's Telephone Number)


Former name, former address and former fiscal year, if changed since last report: [N/A]
          ---

As of August 12, 2003, 5,135,944 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No  [X]


================================================================================

                           LEVCOR INTERNATIONAL, INC.
                               462 Seventh Avenue
                            New York, New York 10018

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet
         as of June 30, 2003 ..................................................1

         Condensed Consolidated Statements of Operations
         for the Three and Six Months Ended June 30, 2003 and 2002.............2

         Condensed Consolidated Statements of Comprehensive Income (Loss)
         for the Three and Six Months Ended June 30, 2003 and 2002.............3

         Condensed Consolidated Statements of Cash Flows
         for the Three and Six Months Ended June 30, 2003 and 2002.............4

         Notes to Condensed Consolidated Financial Statements -
         June 30, 2003.........................................................5


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .......................14

Item 3.  Controls and Procedures..............................................22

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................23

         Signatures...........................................................24

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                      June 30, 2003
                                                                       ------------
ASSETS
Current Assets:
     Cash                                                              $         71
     Accounts receivable trade, net                                           2,590
     Inventories, net                                                         9,268
     Deferred income taxes                                                      634
     Other current assets                                                       294
                                                                       ------------
         Total current assets                                                12,857
                                                                       ------------

Property, Plant and Equipment, at cost                                        4,459
Less: Accumulated Depreciation and Amortization                              (1,989)
                                                                       ------------
Net property, plant and equipment                                             2,470
                                                                       ------------

Goodwill                                                                     10,619
Deferred income taxes                                                         5,200
Other assets                                                                  1,332
                                                                       ------------
         Total Assets                                                  $     32,478
                                                                       ============

LIABILITIES
Current Liabilities:
     Accounts payable                                                  $      3,645
     Due to factor                                                            1,380
     Revolving loan and current maturities of long-term debt                  2,510
     Loan payable stockholder                                                 1,312
     Other current liabilities                                                  922
                                                                       ------------
         Total Current Liabilities                                            9,769
                                                                       ------------
Long-term debt, less current maturities                                       4,660
Loan payable stockholder, less current maturities                               805
Other Liabilities                                                            11,060
                                                                       ------------
         Total Liabilities                                                   26,294
                                                                       ------------
Redeemable Preferred Stock, par value $0.01 per share
     8,000,000 shares authorized:
     Shares issued and outstanding:
         Series A - 4,555,007 at June 30, 2003                                4,555
Accumulated dividends on preferred stock                                         12
                                                                       ------------
                                                                              4,567
                                                                       ------------
STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share
      15,000,000 shares authorized;
      5,132,752 shares issued and outstanding at June 30, 2003                   51
Paid in Capital                                                              33,223
Accumulated Deficit                                                         (28,037)
Accumulated Other Comprehensive Loss                                         (3,439)
Treasury stock, 57,600 shares, at cost                                          (77)
Unearned compensation                                                          (104)
                                                                       ------------
Total  Stockholders' Equity                                                   1,617
                                                                       ------------
Total Liabilities, Redeemable Preferred Stock
      and Stockholders' Equity                                         $     32,478
                                                                       ============

     See Notes to Condensed Consolidated Financial Statements.

                           LEVCOR INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (Amounts in thousands, except per share data)

                                                 Three Months Ended June 30,          Six Months Ended June 30,
                                                     2003             2002              2003             2002
                                                     ----             ----              ----             ----
Net sales                                        $   6,106        $   6,344          $  13,337       $  11,602
Cost of sales                                        4,074            4,096              8,490           7,068
                                                 ---------        ---------          ---------       ---------
                                                     2,032            2,248              4,847           4,534
Selling, general and administrative expenses         2,076            1,634              4,298           3,336
                                                 ---------        ---------          ---------       ---------
Income (loss) before interest and income taxes         (44)             614                549           1,198
Interest expense, net                                  127              103                256             204
                                                 ---------        ---------          ---------       ---------
Income (loss) before income taxes                     (171)             511                293             994
Provision (benefit) for income taxes                   (64)             180                113             357
                                                 ---------        ---------          ---------       ---------
Net income (loss)                                     (107)             331                180             637
Less dividends on preferred stock                       69               69                137             136
                                                 ---------        ---------          ---------       ---------
Income (loss) applicable to common stock         $    (176)       $     262          $      43       $     501
                                                 =========        =========          =========       =========

Earnings (loss) per share:
     Basic                                       $    (.03)       $     .09          $     .01       $     .18
                                                 =========        =========          =========       =========
     Diluted                                     $    (.03)       $     .09          $     .01       $     .18
                                                 =========        =========          =========       =========
Weighted average shares outstanding - basic          5,132            2,787              5,052           2,787
Potential common stock                                 202               --                186              --
                                                 ---------        ---------          ---------       ---------
Weighted average shares outstanding - diluted        5,334            2,787              5,238           2,787
                                                 =========        =========          =========       =========


See Notes to Condensed Consolidated Financial Statements.

                           LEVCOR INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                     Three Months Ended June 30,       Six Months Ended June 30,
                                                          2003          2002               2003          2002
                                                          ----          ----               ----          ----
Net income (loss) before dividends on preferred stock  $   (107)       $   331          $   180         $  637
Other comprehensive income:
     Foreign currency translation adjustment                 34             90               46            101
                                                       --------        -------          -------         ------
Comprehensive income (loss)                            $    (73)       $   421          $   226         $  738
                                                       ========        =======          =======         ======

See Notes to Condensed Consolidated Financial Statements.

                           LEVCOR INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                   Six Months Ended June 30,
                                                                   2003                2002
                                                                   ----                ----
Cash Flows From Operating Activities:
Net income                                                    $     180            $     637
Reconciliation of net income to net cash used in operations:
      Depreciation and amortization                                 223                  269
      Deferred tax provision                                         52                   (7)
      Stock based compensation                                       13                   --
      Changes in operating assets and liabilities:
        Accounts receivable                                          39                 (740)
        Inventories                                              (2,587)              (1,606)
        Other current assets                                          9                   --
        Other assets                                                (51)                  42
        Accounts payable                                          1,291                  450
        Other current liabilities                                (1,061)                  48
        Other liabilities                                          (365)                (207)
                                                              ---------            ---------
             Net cash used in operating activities               (2,257)              (1,117)
                                                              ---------            ---------

Cash Flows From Investing Activities:
Capital expenditures                                                (70)                 (52)
Cash acquired from acquisition                                        4                   --
Investment in other assets                                          (36)                (115)
                                                              ---------            ---------
             Net cash used in investing activities                 (102)                (167)
                                                              ---------            ---------

Cash Flows From Financing Activities:
Revolving loan and long-term debt, net                             (533)               1,071
Due to factor                                                     1,697                   --
Proceeds from stockholder loan                                    1,332                   --
Dividends on preferred stock                                       (137)                (136)
Deferred financing costs                                             --                  (30)
                                                              ---------            ---------
             Net cash provided by financing activities            2,359                  905
                                                              ---------            ---------
Effect of exchange rate changes on cash                              --                   --
                                                              ---------            ---------

Decrease in cash                                                     --                 (379)
Cash at beginning of period                                          71                  398
                                                              ---------            ---------
Cash at end of period                                         $      71            $      19
                                                              =========            =========

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Interest                                                   $     239            $     361
                                                              =========            =========
   Income taxes                                               $     365            $     232
                                                              =========            =========

See Notes to Condensed Consolidated Financial Statements

                           LEVCOR INTERNATIONAL, INC.
                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 1:  BASIS OF PRESENTATION
------------------------------

The Unaudited Condensed Consolidated Balance Sheet as of June 30, 2003 and the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2003 include the accounts of Levcor International, Inc. ("Levcor" or "the Company") and of Carlyle Industries, Inc. ("Carlyle"), which was merged with and into the Company effective January 6, 2003. For accounting purposes, Carlyle is deemed to have been the acquiror in the merger. Accordingly, the comparative Unaudited Condensed Consolidated Statements of Operations, Cash Flows, and Comprehensive Income (Loss) for the three and six months ended June 30, 2002 represent the historical accounts of Carlyle only. See Note 3 for a description of the transaction, the purchase price allocation and pro forma information. The comparative weighted average shares outstanding for the three and six months ended June 30, 2002 have been adjusted to reflect the one for five reverse stock split assumed to have occurred due to the merger.

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

Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the Management Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002 and Current Report on Form 8-K/A filed on March 21, 2003 for information regarding the historical financial statements of Carlyle.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Nature of Operation: The Company (i) operates a textile business that produces fabrics and garments for sale in the apparel industry and (ii) manufactures, packages and distributes a line of buttons and other craft products for sale in the home sewing and craft retail industry. The Company sells its products to customers primarily in the United States and Canada.

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

New Accounting Pronouncements: In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"), to clarify when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity. FIN 46 provides general guidance as to the definition of a variable interest entity and requires a variable interest entity to be consolidated if a company absorbs the majority of the variable interest entity's expected losses, or is entitled to receive a majority of the variable interest entity's residual returns, or both. FIN 46 is effective immediately for all new variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the consolidation provisions of FIN 46 must be applied for the first interim or annual reporting period beginning after June 15, 2003. The disclosure provisions of FIN 46 apply to financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have an impact on the Company's financial reporting and disclosures, because the Company did not have any transactions with variable interest entities.

In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated SFAS No. 150 and determined that beginning July 1, 2003 the new pronouncement will require its Redeemable Preferred Stock and accumulated dividends of $4.6 million to be included in total liabilities.

NOTE 3:  MERGER WITH CARLYLE INDUSTRIES, INC.
---------------------------------------------

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

The transaction has been accounted for as a reverse acquisition under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." As a reverse acquisition, Carlyle is treated as the acquiror and the continuing entity for financial accounting and reporting purposes. Under reverse acquisition accounting rules, Carlyle is treated as if it declared a 1-for-5 reverse stock split of its common stock and subsequently exchanged its common stock for the Company's Common Stock on a one-to-one ratio and its stock options for the Company's stock options on a one-to-one ratio. The aggregate estimated purchase price plus liabilities assumed totaled $12,542,000, based upon the fair value of the Common Stock and options deemed acquired for similar Carlyle instruments. The purchase price reflects Carlyle's acquisition of the Company's net assets, which are total assets less the assumption of $5,730,000 of the Company's debt and liabilities. The merger agreement did not require any contingent consideration to be issued.

The pro forma purchase price allocation presented below is preliminary and subject to change based on the completion of various studies and appraisals. The calculation of the purchase price and the preliminary allocation to assets and liabilities are as follows (dollars in thousands):

         Purchase price allocation:
                  Fair value of shares of Carlyle common stock deemed issued            $     5,986
                  Fair value of outstanding vested and unvested options,
                       net of unearned compensation of $112                                     601
                  Direct acquisition costs incurred by Carlyle                                  225
                           Total purchase price                                               6,812
                  Fair value of Levcor liabilities deemed assumed by Carlyle                  5,730
                                                                                        -----------
                           Total purchase price plus liabilities deemed
                              assumed by Carlyle                                        $    12,542
                                                                                        ===========

         Fair value of Levcor assets deemed acquired:
                  Current assets                                                        $     1,972
                  Fixed assets                                                                   59
                  Deferred tax asset                                                          2,100
                  Other assets                                                                   85
                  Trademark                                                                     250
                  Goodwill                                                                    8,076
                                                                                        -----------
                  Total assets deemed acquired                                               12,542
                                                                                        -----------
                  Current liabilities                                                        (1,945)
                  Long term debt                                                             (3,785)
                                                                                        -----------
                  Total liabilities deemed assumed                                           (5,730)
                                                                                        -----------
                  Net assets deemed acquired                                            $     6,812
                                                                                        ===========

Pro Forma Financial Information

The results of operations of Carlyle are included in the Company's consolidated statement of operations as of the acquisition date of January 6, 2003. Because there was no material business conducted by Carlyle in the two business days before the merger, the results of operations for the six months ended June 30, 2003 represent the results of operations of the combined entities for the full six-month period.

The following pro forma income statements for the three and six months ended June 30, 2002 have been prepared assuming the merger was consummated on January 1, 2002. All pro forma information is based on estimates and assumptions deemed appropriate by the Company. The pro forma information is presented for illustrative purposes only. The pro forma information should not be relied upon as an indication of the operating results that the Company would have achieved if the transactions had occurred on January 1, 2002. The pro forma information also should not be used as an indication of the future results that the Company will achieve after the transactions.

                                                                            Three Months        Six Months
                                                                               Ended               Ended
                                                                             June 30, 2002     June 30, 2002
                                                                            --------------------------------
                                                                                  (dollars in thousands)

         Net revenues                                                           $  9,857         $  18,724
         Cost of sales                                                             6,746            12,555
                                                                                --------         ---------
         Gross profit                                                              3,111             6,169
         Selling, general and administrative expenses                              2,332             4,726
                                                                                --------         ---------
         Income before interest and income taxes                                     779             1,443
         Interest expense                                                            159               325
                                                                                --------         ---------
         Income before income taxes                                                  620             1,118
         Provision for income taxes                                                  223               402
                                                                                --------         ---------
         Income before preferred dividends                                           397               716
         Dividends on preferred stock                                                 69               136
                                                                                --------         ---------
         Net income                                                             $    328         $     580
                                                                                ========         =========

         Earnings per common share:

         Basic earnings per common share                                        $    .06         $     .11
                                                                                ========         =========
         Diluted earnings per common share                                      $    .06         $     .11
                                                                                ========         =========

         Weighted average number of common shares outstanding - basic              5,125             5,125
         Potential common stock                                                      485               305
                                                                                --------         ---------
         Weighted average number of common shares outstanding - diluted            5,610             5,430
                                                                                ========         =========

NOTE 4:  GOODWILL AND OTHER INTANGIBLE ASSETS
---------------------------------------------

In 2002, the Company adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and other intangible assets (with indefinite lives) will not be amortized but will be tested for impairment at least annually. This test involves the use of estimates related to the fair value of the business with which the goodwill and other intangible assets with indefinite lives is allocated. There were no impairment losses as a result of this test.

A summary of the change in the carrying amount of goodwill by reportable segment for the period ended June 30, 2003 is as follows (dollars in thousands):

                                              Textile       Craft         Total
                                             --------     ---------     --------
         Balance as of January 1, 2003       $     --     $   2,543     $  2,543
         Goodwill acquired                      8,076            --        8,076
                                             --------     ---------     --------
         Balance as of June 30, 2003         $  8,076     $   2,543     $ 10,619
                                             ========     =========     ========

NOTE 5:  SEGMENT INFORMATION
----------------------------

The Company operates in two reportable segments: Textile and Craft. Prior to the merger of Carlyle and Levcor, the Company operated only the Craft segment. Accounting policies of the two segments are substantially the same as those described in the summary of significant accounting policies as presented in Note
2. All revenues generated in the segments are external. The following table sets forth information regarding operations and assets by reportable segment (dollars in thousands):

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                      2003            2002                 2003         2002
                                                      ----            ----                -----         ----
       Revenue:
         Textile                                   $     471      $      --           $   1,943      $      --
         Craft                                         5,635          6,344              11,394         11,602
                                                   ---------      ---------           ---------      ---------
                                                   $   6,106      $   6,344           $  13,337      $  11,602
                                                   =========      =========           =========      =========
       Operating income (loss):
         Textile                                   $    (354)     $      --                (618)     $      --
         Craft                                           568            810               1,715          1,712
                                                   ---------      ---------           ---------      ---------
                                                   $     214      $     810           $   1,097      $   1,712
                                                   =========      =========           =========      =========

       Corporate general and
         administrative expense                    $     258      $     196           $     548      $     514
                                                   =========      =========           =========      =========
       Interest expense                            $     127      $     103           $     256      $     204
                                                   =========      =========           =========      =========
       Provision (benefit) for income taxes        $     (64)     $     180           $     113      $     357
                                                   =========      =========           =========      =========
       Net income (loss)                           $    (107)     $     331           $     180      $     637
                                                   =========      =========           =========       ========
       Depreciation and amortization:
         Textile                                   $       9      $      --           $      16      $      --
         Craft                                           103            137                 207            269
                                                   ---------      ---------           ---------      ---------
                                                   $     112      $     137           $     223      $     269
                                                   =========      =========           =========      =========

       Capital expenditures:
         Textile                                   $      --      $      --           $      35      $      --
         Craft                                             9             22                  35             52
         Corporate                                        --             --                  --             --
                                                   ---------      ---------           ---------      ---------
                                                   $       9      $      22           $      70      $      52
                                                   =========      =========           =========      =========

NOTE 6: EARNINGS PER SHARE
--------------------------

Earnings per share have been computed on the basis of weighted average common shares outstanding after providing for quarterly preferred dividend requirements. Diluted earnings per share includes the effect of stock options. For the three and six months ended June 30, 2003, there were 201,721 and 185,757, respectively, of stock options outstanding included in the fully diluted earnings per share calculations. There were no dilutive options outstanding during the three or six months ended June 30, 2002.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2003 (dollars in thousands):

Three months ended June 30, 2003:                             Loss          Shares        Per Share
                                                            ---------      ----------     ---------
     Basic loss attributable to common stockholders         $    (176)      5,132,752     $    (.03)
     Effect of dilutive options                                    --         201,721            --
                                                            ---------      ----------     ---------
     Diluted loss attributable to common stockholders       $    (176)      5,334,473     $    (.03)
                                                            =========      ==========     =========


Six months ended June 30, 2003:                              Income           Shares      Per Share
                                                            ---------      ----------     ---------
     Basic income available to common stockholders          $      43       5,052,032     $     .01
     Effect of dilutive options                                    --         185,757            --
                                                            ---------      ----------     ---------
     Diluted income available to common stockholders        $      43       5,237,789     $     .01
                                                            =========      ==========     =========

NOTE 7:  INVENTORIES
--------------------

The components of inventories, net of reserves, are as follows (dollars in thousands):

                                June 30, 2003              December 31, 2002
                                -------------              -----------------
     Raw materials                $  3,342                     $  2,622
     Work in Progress                   98                           22
     Finished goods                  5,828                        2,606
                                  --------                     --------
                                  $  9,268                     $  5,250
                                  ========                     ========

At June 30, 2003 inventories were valued on an average cost method basis. Inventories are stated at the lower of cost or market.

NOTE 8:  SHORT TERM AND LONG TERM DEBT
--------------------------------------

The Company has a credit facility with the CIT Group, Inc. ("CIT") and a promissory note payable to JPMorgan Chase Bank ("JPMorgan"). In addition, the Company has borrowings and advances outstanding from Robert A. Levinson, a stockholder, officer and director of the Company.

The Company's credit facility with CIT (the "CIT Facility") provides for maximum aggregate borrowings of up to $7.5 million in the form of revolving credit, letters of credit and term loans. The CIT Facility is comprised of separate financing agreements with each of the Company and its wholly-owned subsidiaries, Blumenthal Lansing Company, LLC ("Blumenthal") and Westwater Industries, LLC ("Westwater").

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.8 million of which was outstanding at June 30, 2003, (ii) revolving credit advances to the Company in an amount up to $500,000 and (iii) revolving credit advances to Blumenthal and Westwater based upon eligible accounts receivable and inventory, and a Letter of Credit facility with a limit of $500,000. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.6 million due on August 31, 2004. The revolving credit advances are also due on August 31, 2004. All amounts outstanding under the CIT Facility bear interest at the Chase Bank N.A. prime rate plus 0.5% with a minimum rate of 5.0%.

In connection with the CIT Facility, the Company and its subsidiaries have made cross corporate guarantees and have issued first priority liens covering substantially all of the assets of the Company and its subsidiaries. In addition, Mr. Robert A. Levinson, a stockholder, officer and director of the

Company, provided certain collateral against advances provided under the CIT Facility.

The CIT Facility contains representations and warranties and events of default customary for agreements of this nature such as restrictions on incurring more debt, acquisitions and the use of proceeds from the sales of assets, and the prohibition of preferred stock redemptions, dividend payments in excess of $300,000 per year, and a change in voting control of the Company. The CIT Facility also contains a subjective acceleration clause which states that, except for the Term Loan, all obligations shall, at CIT's option, be immediately due and payable without notice or demand upon the occurrence of any change in the Company's condition or affairs (financial or otherwise) that, in CIT's sole discretion exercised by CIT in accordance with CIT's business judgment, materially impairs the collateral or increases CIT's risk. In the case of the Term Loan, CIT may accelerate the maturity in the event of a default by the Company after thirteen months notice of such acceleration. Management of the Company believes that the likelihood of CIT accelerating the payment of any of the obligations under the CIT Facility in 2003 is remote

Pursuant to a factoring agreement between CIT and the Company, CIT purchases the Textile segment's trade accounts receivable without recourse and assumes substantially all credit risk with respect to such accounts. The amounts due to the Company from CIT under the factoring agreement earn no interest. The factoring agreement allows the Company to obtain advances that bear interest at 0.5% above CIT's prime rate. The Company pledged its Textile segment's accounts receivable and property and equipment as collateral under the factoring agreement. There is no set limit on borrowings. The amount available for borrowing is based on a formula consisting of 90% of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit.

The promissory note payable to JPMorgan in the amount of $3.0 million is dated May 2, 2002 and has a maturity date of May 2, 2005, as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at June 30, 2003 was 2.03125%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note. The proceeds of the note were used to pay off the outstanding balance of approximately $1.4 million of a term note with CIT and pay down the Company's advance position of $1.16 million with CIT. The remainder was used for working capital requirements.

Robert A. Levinson has made long-term loans totaling $500,000 to the Company. Mr. Levinson has agreed not to require payment of these loans and $305,000 of related accrued interest at June 30, 2003 prior to January 2, 2005.

Robert A. Levinson has also agreed to continue to personally support the Company's cash requirements as necessary, up to a maximum amount of $3.0 million, to enable the Company to meet its current obligations through January 2, 2005 and to fund future operations. In connection with this agreement, Mr. Levinson advanced $1.3 million to the Company during the three months ended June 30, 2003. The Company expects to repay Mr. Levinson this advance by December 31, 2003.

The total amount outstanding and payable to Mr. Levinson, including accrued interest, was $2.1 million as of June 30, 2003. The loans and advances from Mr. Levinson all accrue interest at 6% per annum.

During the period ended June 30, 2003, the Company was in compliance with all debt covenants.

NOTE 9:  PREFERRED STOCK
------------------------

Dividends on the Series A Preferred Stock accrue at an annual rate of 6% and are payable quarterly. The availability of resources to make dividend payments to the holders of Series A Preferred Stock in the future will depend on the Company's future cash flow. Under the terms of the CIT Facility, preferred stock redemption payments are prohibited and preferred stock dividend payments are limited to $300,000 per year.

NOTE 10:  RELATED PARTY TRANSACTION
-----------------------------------

Robert A. Levinson has provided long-term loans of $500,000 to the Company, pledged collateral in support of certain Company obligations and in the second quarter of 2003 made cash advances to the Company totaling $1.3 million. See
Note 8 for a description of these transactions.

In addition to being a director of the Company, Edward H. Cohen serves as counsel to Katten Muchin Zavis Rosenman, New York, New York, legal counsel to the Company. During the six months ended June 30, 2003, fees for services provided to the Company by Katten Muchin Zavis Rosenman totaled $395,697 of which $357,000 was related to the merger transaction and had been accrued and expensed as of December 31, 2002. Mr. Cohen does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

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

Receivables

Under a factoring agreement, the CIT Group, Inc. ("CIT") purchases the Textile segment's trade accounts receivable without recourse and assumes substantially all credit risk with respect to such accounts. The agreement allows the Company to obtain advances, computed on a borrowing base formula, from CIT that bear interest at 0.5% above the bank's prime rate (4.50% at June 30, 2003). The amount available for borrowing is based on a formula consisting of 90% of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit. The amounts due to the Company from CIT earn no interest. The Company has pledged its Textile segment's accounts receivable and property and equipment as collateral under the factoring agreement.

Because the Textile segment factors substantially all of its accounts receivable, accounts receivable, trade, as shown on the Unaudited Condensed Consolidated Balance Sheet, is primarily related to the Company's Craft segment.

The Company extends credit to Craft segment customers that satisfy established credit criteria. The Craft segment has a significant concentration of credit risk due to the large volume of business with major retail customers. Most of these retail customers are public companies and as such, the Company monitors their financial reports on a regular basis and obtains accounts receivable insurance in certain circumstances.

Accounts receivable, trade is reported net of a reserve for returns, allowances and bad debts. A reserve for bad debts is determined through analysis of the aging of accounts receivable at the date of the financial statements and assessments of collectability are based on historical trends. The reserve for bad debts includes 100% of all invoices that management deems doubtful of collection. The Company also estimates an allowance for sales returns based on historical experience.

Inventories

Inventories are stated at the lower of cost (principally average cost) or market. Inventories consist of loose buttons, unpackaged craft products, yarn and greige goods (collectively considered raw materials), packaged craft and button products, finished fabric and garments (collectively considered finished goods). The Company estimates markdowns required for inventories based upon future marketability as well as general economic conditions. The Company regularly reviews inventory quantities on hand, by item, and records a provision for excess inventory based primarily upon the Company's historical experience and estimated forecast of product demand using historical and recent ordering data relative to the quantity on hand for each item. A significant decrease in demand for the Company's products could result in an increase in the amount of excess inventory quantities on hand; however, the Company manages inventory and monitors product purchasing to minimize this risk.

Revenue Recognition

The Company recognizes revenue when goods are shipped to customers. Shipment is made by UPS or common carrier. Deliveries generally take place within three days of shipment. Standard terms for shipments are F.O.B. shipping point, at which time the Company has completed all performance obligations to consummate the sale. In some circumstances, shipments are made F.O.B. destination, in which case the Company insures the sales value of most shipments. Revenue is reported net of a reserve for sales returns and allowances. Sales returns and allowances are estimated based upon specific agreements and historical patterns with major accounts and are accrued in the period in which a customer becomes entitled to an allowance or return of product.

Pension Liabilities

The Company used an estimated rate of return of 8.00% and a discount rate of 6.75% in computing its pension liabilities.

Shipping and Handling Costs

Shipping and handling costs are included in the cost of sales.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Operating results in 2003 include the results of Levcor and Carlyle, which merged on January 6, 2003. Because the merger has been accounted for as a reverse acquisition, comparative results for 2002 as presented in the accompanying Condensed Consolidated Statement of Operations and in this Management Discussion and Analysis of Results of Operations include only the results of Carlyle.

Net sales for the three months ended June 30, 2003 totaled $6.1 million, comprised of net sales in the Craft segment of $5.6 million and net sales in the Textile segment of $.5 million. Net sales for the three months ended June 30, 2002 totaled $6.3 million, all of which were in the Craft segment. The decline in Craft segment sales during the second quarter of 2003 compared to 2002 was the result of lower customer reorders across several product lines in 2003 and a decrease in certain inventory close-out sales.

Gross margin during the second quarter of 2003 totaled $2.0 million as compared to $2.2 million in the second quarter of 2002. The gross margin percent during the second quarter of 2003 was 33.3% as compared to 35.4% during the second quarter of 2002. The decline in gross margin dollars was attributable to lower incremental sales. The decline in gross margin percent was the result of a change in sales mix.

Selling, general and administrative expenses in the second quarter of 2003 totaled $2.1 million as compared to $1.6 million in the second quarter of 2002. The increase in selling, general and administrative expenses was the result of incremental expenses contributed by the new Textile segment.

Loss before interest and income taxes for the three months ended June 30, 2003 totaled $44,000 as compared to income of $614,000 during the same period last year. The decrease from 2002 to 2003 was primarily attributable to the lower gross margin and incremental general and administrative expense incurred by the Textile segment which was acquired in January 2003.

Net interest expense during the second quarter of 2003 totaled $127,000 as compared to net interest expense of $103,000 during the second quarter of 2002. The increase in interest expense as compared to the same period last year was the result of higher average debt outstanding during the second quarter of 2003 primarily as a result of the Company's deemed assumption of Levcor's debt in the merger.

The provision for income taxes during the second quarter of 2003 was a benefit of $64,000 as compared to a tax provision of $180,000 during the second quarter of 2002. The combined effective income tax (benefit) rates were 37.4% in the second quarter of 2003 as compared to 35.2% in the second quarter of 2002. The increase in the effective rate was the result of an increase in the average combined state income tax rates in the second quarter of 2003 as compared to the second quarter of 2002. Because of the Company's net operating loss carryforward, the Federal income tax provision at 34% reduces the deferred tax asset and, beginning in 2003, does not require a cash payment.

Series A Preferred Stock dividend accruals during the second quarters of 2003 and 2002 totaled $69,000 in each such quarter.

Second quarter results may not be indicative of future quarterly results due to programs with major apparel and retail customers which may vary as to timing and amount from quarter to quarter. In addition, consolidation within the Company's customer base and inventory reduction efforts by major retail customers may affect the Company's revenue and operating results in subsequent quarters.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Net sales for the six months ended June 30, 2003 totaled $13.3 million, comprised of $11.4 million in Craft segment sales and $1.9 million in Textile segment sales. Net sales for the six months ended June 30, 2002 totaled $11.6 million, all of which were Craft segment sales. The decline in Craft segment sales in the first half of 2003 as compared to 2002 was primarily the result of lower customer reorders in several product categories. Net sales in the Textile segment declined in the second quarter as compared to the first quarter of 2003 by approximately $1 million as the Company transitioned to a new product line of finished garments for a major customer, which will begin producing revenue in the third quarter.

Gross margin during the first six months of 2003 totaled $4.8 million as compared to $4.5 million during the first six months of 2002. The gross margin percent during the first half of 2003 was 36.3% as compared to 39.1% during the first half of 2002. The gross margin dollar increase in 2003 as compared to 2002 was the result of higher sales volume. The decline in gross margin percent was the result of lower margins on Textile segment sales.

Selling, general and administrative expenses totaled $4.3 million during the six months ended June 30, 2003 as compared to $3.3 million during the comparable period last year. The increase in selling, general and administrative expense in 2003 was primarily the result of additional costs associated with the Textile segment acquired in January 2003.

Income before interest and income taxes for the six months ended June 30, 2003 totaled $549,000 as compared to $1.2 million for the same period in 2002. The decrease in income before interest and income taxes in 2003 as compared to 2002 was primarily the result of higher selling, general and administrative expenses.

Net interest expense during the six months ended June 30, 2003 totaled $256,000 as compared to $204,000 during the six months ended June 30, 2002. The increase in interest expense was the result of higher average debt outstanding during the first half of 2003 primarily as a result of the Company's deemed assumption of Levcor's debt in the merger.

The provision for income taxes during the six months ended June 30, 2003 totaled $113,000 as compared to $357,000 during the first half of 2002. The combined effective income tax rate was 38.6% during the six months ended June 30, 2003 as compared to 35.9% during the comparable period in 2002 . The increase in the effective rate was the result of an increase in the average combined state income tax rates in 2003 as compared to 2002. Because of the Company's net operating loss carryforward, the Federal income tax provision at 34% reduces the deferred tax asset and, beginning in 2003, does not require a cash payment.

Series A Preferred Stock dividends during the six months ended June 30, 2003 and 2002 totaled $137,000 and $136,000 respectively.

Year to date results may not be indicative of full year results due to programs with major retail customers which may vary as to timing and amount from quarter to quarter. In addition, consolidation within the Company's customer base and inventory reduction efforts by major retail customers may affect the Company's revenue and operating results in subsequent quarters.

Liquidity and Capital Resources

In early 2003, the Company's Textile segment began operating as a garment contractor for a major account. The nature of this type of business is such that a significant working capital investment is required in the early phases of the business cycle in the form of inventory. The Company's credit facility with CIT does not provide funding for inventory located outside of the United States, where the production takes place, but does provide funding once the goods are received in the United States. As a result, Robert A. Levinson, a stockholder, officer and director of the Company, has made advances to the Company during the second quarter of 2003 totaling $1.3 million to fund these operations. The Company expects to repay these advances to Mr. Levinson once the working capital (inventory and accounts receivable) becomes eligible to borrow against under the Company's credit facility. The Company expects to repay these advances before December 31, 2003.

At June 30, 2003 the Company's principal sources of liquidity included cash of $71,000 and trade accounts receivable of $2.6 million.

The Company's principal sources of cash flow are from internally generated funds, borrowings under revolving credit facilities and advances from Robert A. Levinson, a stockholder, officer and director.

Net cash flow used by operating activities totaled $2.3 million during the first half of 2003 as compared to $1.1 million during the same period last year. The increase in cash flow used by operating activities was the result of a significant increase in inventory levels associated with the Textile segment.

Net cash flow used in investing activities totaled $102,000 during the first half of 2003 as compared to $167,000 during the first half of 2002. The decrease in net cash flows used in investing activity was primarily the result of a decrease in investment in other assets.

Net cash provided by financing activities totaled $2.4 million during the first half of 2003 as compared to $905,000 during the first half of 2002. Net repayments under the Company's credit facilities during the six months ended June 30, 2003 totaled $533,000 as compared to borrowings of $1.1 million during the same period last year. The decrease in borrowings under the Company's credit facilities was due to the increases in net advances from Robert A. Levinson. Cash used for preferred stock dividend payments during the six months ended June 30, 2003 totaled $137,000 as compared to $136,000 during the six months ended June 30, 2002. Deferred financing costs totaling $30,000 were capitalized in connection with the CIT Facility (as defined herein) during the six months ended June 30, 2002. There were no such costs in 2003.

Pursuant to a factoring agreement between CIT and the Company, CIT purchases the Textile segment's eligible trade accounts receivable without recourse and assumes substantially all credit risk with respect to such accounts. The amounts due to the Company from CIT under the factoring agreement earn no interest. The factoring agreement allows the Company to obtain advances that bear interest at 0.5% above CIT's prime rate (4.50% at June 30, 2003). The Company pledged its Textile segment's accounts receivable and property and equipment as collateral under the factoring agreement. There is no set limit on borrowings. The amount available for borrowing is based on a formula consisting of 90% of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit.

On May 2, 2002, the Company borrowed $3.0 million from JPMorgan Chase Bank ("JPMorgan") pursuant to a promissory note due May 2, 2005 as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest on the note at June 30, 2003 was 2.03125%. In addition, Robert A. Levinson a stockholder, officer and director of the Company has provided certain additional collateral guaranteeing the note. The proceeds of the note were used to payoff the outstanding balance of approximately $1.4 million of a term note with CIT and pay down the Company's advance position of $1.16 million with CIT. The remainder was used for working capital requirements.

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

As of June 30, 2003, Mr. Levinson made long-term loans and advances totaling $2.1 million to the Company. The long-term loans, which total $500,000, together with accrued interest of $305,000, have been classified as a long-term obligation because Mr. Levinson has promised not to demand payment until at least January 2, 2005. The Company believes its reliance on such written undertaking is reasonable. In the event that Mr. Levinson did demand repayment prior to January 2, 2005, the Company believes that such demand would be unenforceable and that the Company would have the right to sue Mr. Levinson for breach of his agreement. Mr. Levinson reaffirmed this undertaking in writing on March 4, 2003.

The Company's credit facility with CIT (the "CIT Facility") provides for maximum aggregate borrowings of up to $7.5 million in the form of revolving credit, letters of credit and term loans. The CIT Facility is comprised of separate financing agreements with each of the Company and its wholly-owned subsidiaries, Blumenthal Lansing Company LLC ("Blumenthal") and Westwater Industries LLC ("Westwater").

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.8 million of which was outstanding at June 30, 2003, (ii) revolving credit advances to the Company in an amount up to $500,000 and (iii) revolving credit advances to Blumenthal and Westwater based upon eligible accounts receivable and inventory, and a Letter of Credit facility with a limit of $500,000. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.6 million due on August 31, 2004. The revolving credit advances are also due on August 31, 2004. All amounts outstanding under the CIT Facility bear interest at the Chase Bank N.A. prime rate plus 0.5% with a minimum rate of 5.0%.

In connection with the CIT Facility, the Company and its subsidiaries have made cross corporate guarantees and have issued first priority liens covering substantially all of the assets of the Company and its subsidiaries. In addition, Mr. Robert A. Levinson, a stockholder, officer and director of the Company, provided certain collateral against advances provided under the CIT Facility.

The CIT Facility contains representations and warranties and events of default customary for agreements of this nature such as restrictions on incurring more debt, acquisitions and the use of proceeds from the sales of assets, and the prohibition of preferred stock redemptions, dividend payments in excess of $300,000 per year, and a change in voting control of the Company . The CIT Facility also contains a subjective acceleration clause which states that, except for the Term Loan, all obligations shall, at CIT's option, be immediately due and payable without notice or demand upon the occurrence of any change in the Company's condition or affairs (financial or otherwise) that, in CIT's sole discretion exercised by CIT in accordance with CIT's business judgment, materially impairs the collateral or increases CIT's risk. In the case of the Term Loan, CIT may accelerate the maturity in the event of a default by the Company after thirteen months notice of such acceleration. Management of the Company believes that the likelihood of CIT accelerating the payment of any of the obligations under the CIT Facility in 2003 is remote.

During the period ended June 30, 2003, the Company was in compliance with all debt covenants.

In connection with the merger, the Company issued 4,555,007 shares of its Series A preferred stock for 4,555,007 shares of Carlyle's Series B preferred stock. The Series A preferred stock is subject to mandatory redemption, to the extent the Company may lawfully do so, in three equal annual installments on June 15, 2007, June 15, 2008 and June 15, 2009, in each case, from funds legally available therefor, at a price per share of Series A preferred stock equal to $1 per share, together with an amount representing accrued and unpaid dividends, whether or not declared, to the date of redemption. Dividends on the Series A preferred stock accrue at a rate of $0.06 per annum per share when, as and if declared by the Company and are payable quarterly on March 15, June 15, September 15 and December 15. Quarterly dividends which are not paid in full in cash on any dividend payment date will accumulate without interest. Under the terms of the CIT Facilities, preferred stock redemption payments are prohibited and preferred stock dividend payments are limited to $300,000 per year.

Seasonality and New Programs

The Company's Textile business is seasonal and the Company expects to realize higher revenues and operating income in the third and fourth calendar quarters. Such seasonality takes into account the standard lead-time required by the fashion industry to manufacture apparel, which corresponds to the respective retail selling seasons. Standard lead-time is the period of time commencing when the Company receives an order from a customer and ending when the Company ships the order to the customer. In response to this seasonality, the Company generally increases its inventory levels, and thereby has higher working capital needs during the first and second quarters of its fiscal year. The Company and the U.S. apparel industry in general are sensitive to the business cycle of the national economy. Moreover, the popularity, supply and demand for particular apparel products can change significantly from year to year based on prevailing fashion trends and other factors. Reflecting the cyclical nature of the apparel industry, many apparel producers tend to increase capacity during years in which sales are strong. These increases in capacity tend to accelerate a general economic downturn in the apparel markets when demand weakens. These factors have contributed historically to fluctuations in the Company's results of operations and they are expected to continue to occur in the future.

The Company's Craft business is largely based on reorders from its retail customers and, as a result, the business is influenced by the buying habits of consumers. Home sewing and craft activities take place on a year-round basis; however, they are generally indoor activities and as a result they experience an increased participation level during the fall, winter and early spring months. Anticipating this pattern, the Company's retail customers place somewhat larger reorders during the July through March period.

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

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"), to clarify when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity. FIN 46 provides general guidance as to the definition of a variable interest entity and requires a variable interest entity to be consolidated if a company absorbs the majority of the variable interest entity's expected losses, or is entitled to receive a majority of the variable interest entity's residual returns, or both. FIN 46 is effective immediately for all new variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the consolidation provisions of FIN 46 must be applied for the first interim or annual reporting period beginning after June 15, 2003. The disclosure provisions of FIN 46 apply to financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have an impact on the Company's financial reporting and disclosures, because the Company did not have any transactions with variable interest entities.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated SFAS No. 150 and determined that beginning July 1, 2003 the new pronouncement will require its Redeemable Preferred Stock and accumulated dividends of $4.6 million to be included in total liabilities.

Impact of Inflation

The Company's results are affected by the impact of inflation on operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Those statements include statements regarding the intent and belief or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, future revenue opportunities, integration of Carlyle with the business of the Company and the development of the combined businesses, the future growth of the Company's customer base and strategic and distribution relationships, future capital needs, marketing and sales force, the possible acquisition of complementary products and businesses and other risks and uncertainties that may be detailed herein, and from time-to-time, in the Company's other reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ITEM 3.  CONTROLS AND PROCEDURES

As of June 30, 2003 (the end of the period covered by this report), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including the Company's consolidated subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934.

In designing and evaluating the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------

(b)      Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           LEVCOR INTERNATIONAL, INC.



Date: August 14, 2003                   /s/ Robert A. Levinson
                                        ----------------------------------------
                                        Robert A. Levinson
                                        Chairman of the Board, President and
                                        Chief Executive Officer


Date: August 14, 2003                   /s/ Edward F. Cooke
                                        ----------------------------------------
                                        Edward F. Cooke
                                        Chief Financial Officer, Vice President,
                                        Secretary and Treasurer

                                  Exhibit Index

31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.