Form 10QSB
period 2003-09-30
LEVCOR INTERNATIONAL INC
filed 2003-11-14
CIK 76094

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

                [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                               ------------------

                [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                           Commission File No. 0-50186
                                               -------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ): Yes [X] No [ ]

As of November 12, 2003, 5,135,944 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


================================================================================

                           LEVCOR INTERNATIONAL, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet
         as of September 30, 2003 .............................................1

         Condensed Consolidated Statements of Income
         for the Three and Nine Months Ended September 30, 2003 and 2002.......2

         Condensed Consolidated Statements of Comprehensive Income
         for the Three and Nine Months Ended September 30, 2003 and 2002.......3

         Condensed Consolidated Statements of Cash Flows
         for the Three and Nine Months Ended September 30, 2003 and 2002.......4

         Notes to Condensed Consolidated Financial Statements -
         September 30, 2003....................................................5


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

         Signatures...........................................................24

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                             (Dollars in thousands)


                                                              September 30, 2003
ASSETS                                                        ------------------
Current Assets:
    Cash                                                          $       64
    Accounts receivable trade, net                                     3,063
    Inventories, net                                                   7,319
    Deferred income taxes                                                885
    Other current assets                                                 210
                                                                  ----------
        Total current assets                                          11,541
                                                                  ----------
Property, Plant and Equipment, at cost                                 4,495
Less: Accumulated Depreciation and Amortization                        2,059
                                                                  ----------
      Net property, plant and equipment                                2,436
Goodwill                                                              10,210
Deferred income taxes                                                  4,684
Other assets                                                           1,751
                                                                  ----------
        Total Assets                                              $   30,622
                                                                  ==========

LIABILITIES
Current Liabilities:
    Accounts payable                                              $    1,896
    Due to factor                                                        827
    Revolving loan and current maturities of long-term debt            2,871
    Loan payable stockholder                                             830
    Other current liabilities                                          1,116
                                                                  ----------
        Total current liabilities                                      7,540
                                                                  ----------
Long-term debt, less current maturities                                4,624
Loan payable to stockholder, less current maturities                     807
Other liabilities                                                     11,015
Redeemable Preferred Stock, par value $0.01 per share
    8,000,000 shares authorized:
    Shares issued and outstanding:
        Series A - 4,555,007                                           4,555
Accumulated dividends on preferred stock                                  12
                                                                  ----------
        Total Liabilities                                             28,553
                                                                  ----------

STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share
    15,000,000 shares authorized;
    5,135,944 shares issued and outstanding                               51
Paid in Capital                                                       33,230
Accumulated Deficit                                                  (27,592)
Accumulated Other Comprehensive Loss                                  (3,443)
Treasury stock, 57,600 shares, at cost                                   (77)
Unearned compensation                                                   (100)
                                                                  ----------
Total Stockholders' Equity                                             2,069
                                                                  ----------
Total Liabilities and Stockholders' Equity                        $   30,622
                                                                  ==========


            See Notes to Condensed Consolidated Financial Statements.

                                  LEVCOR INTERNATIONAL, INC.
                                       AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                          (UNAUDITED)
                         (Amounts in thousands, except per share data)


                                                     Three Months Ended     Nine Months Ended
                                                        September 30,         September 30,
                                                       2003       2002       2003       2002
                                                     --------   --------   --------   --------

Net sales                                            $ 10,781   $  5,912   $ 24,118   $ 17,514
Cost of sales                                           7,689      3,860     16,179     10,928
                                                     --------   --------   --------   --------
Gross profit                                            3,092      2,052      7,939      6,586
Selling, general and administrative expenses            2,124      1,593      6,422      4,929
                                                     --------   --------   --------   --------
Income before interest and income taxes                   968        459      1,517      1,657
Interest expense, net                                     148        111        404        315
Dividends on redeemable preferred stock                    69         --         69         --
                                                     --------   --------   --------   --------
Income before income taxes                                751        348      1,044      1,342
Provision for income taxes                                306        128        419        485
                                                     --------   --------   --------   --------
Net income                                                445        220        625        857
Less dividends on redeemable preferred stock               --         68        137        204
                                                     --------   --------   --------   --------
Income applicable to common stock                    $    445   $    152   $    488   $    653
                                                     ========   ========   ========   ========
Earnings per common share:
     Basic                                           $    .08   $    .05   $    .09   $    .23
                                                     ========   ========   ========   ========
     Diluted                                         $    .08   $    .05   $    .09   $    .23
                                                     ========   ========   ========   ========

Weighted average common shares outstanding - basic      5,136      2,787      5,080      2,787
Potential common shares                                   250         --        207         --
                                                     --------   --------   --------   --------
Weighted average common
     shares outstanding - diluted                       5,386      2,787      5,287      2,787
                                                     ========   ========   ========   ========


            See Notes to Condensed Consolidated Financial Statements.

                               LEVCOR INTERNATIONAL, INC.
                                    AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED
                           STATEMENTS OF COMPREHENSIVE INCOME
                                       (UNAUDITED)
                                 (Dollars in thousands)


                                                Three Months Ended     Nine Months Ended
                                                   September 30,          September 30,
                                                 2003        2002       2003       2002
                                               --------    --------   --------   --------
Net income before dividends on redeemable
     preferred stock                           $    445    $    220   $    625   $    857
Other comprehensive income:
     Foreign currency translation adjustment         (4)          1         42        102
                                               --------    --------   --------   --------
Comprehensive income                           $    441    $    221   $    667   $    959
                                               ========    ========   ========   ========


            See Notes to Condensed Consolidated Financial Statements.

                                  LEVCOR INTERNATIONAL, INC.
                                       AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED
                                   STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                    (Dollars in thousands)


                                                                  Nine Months Ended September 30,
                                                                        2003          2002
                                                                     ----------    ----------
Cash Flows From Operating Activities:
Net income                                                           $      625    $      857
Reconciliation of net income to net cash provided by
   (used in) operations:
      Depreciation and amortization                                         344           415
      Deferred tax provision                                                317            --
      Stock based compensation                                               21            --
      Changes in operating assets and liabilities:
         Accounts receivable                                               (434)          102
         Inventories                                                       (627)         (916)
         Other current assets                                                93           (92)
         Other assets                                                       (91)         (107)
         Accounts payable                                                  (459)           39
         Other current liabilities                                         (867)           55
         Other liabilities                                                 (410)         (315)
                                                                     ----------    ----------
            Net cash provided by (used in) operating activities          (1,488)           38
                                                                     ----------    ----------

Cash Flows From Investing Activities:
Capital expenditures                                                       (108)          (71)
Cash acquired from acquisition                                                4            --
Investment in other assets                                                  (67)          (50)
                                                                     ----------    ----------
            Net cash used in investing activities                          (171)         (121)
                                                                     ----------    ----------

Cash Flows From Financing Activities:
Revolving loan and long-term debt, net                                     (208)          (67)
Due to factor                                                             1,144            --
Proceeds from stockholder loan, net                                         852            --
Dividends on redeemable preferred stock                                    (137)         (204)
Deferred financing costs                                                     --           (30)
                                                                     ----------    ----------
            Net cash provided by (used in) financing activities           1,651          (301)
                                                                     ----------    ----------

Effect of exchange rate changes on cash                                       1            --
                                                                     ----------    ----------

Decrease in cash                                                             (7)         (384)
Cash at beginning of period                                                  71           398
                                                                     ----------    ----------
Cash at end of period                                                $       64    $       14
                                                                     ==========    ==========

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Interest                                                          $      358    $      322
                                                                     ==========    ==========
   Dividends on redeemable preferred stock                           $       69    $       --
                                                                     ==========    ==========
   Income taxes                                                      $      339    $      428
                                                                     ==========    ==========


            See Notes to Condensed Consolidated Financial Statements

                           LEVCOR INTERNATIONAL, INC.
                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003


NOTE 1:  BASIS OF PRESENTATION
------------------------------

The Unaudited Condensed Consolidated Balance Sheet as of September 30, 2003 and the Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2003 include the accounts of Levcor International, Inc. ("Levcor" or "the Company") and of Carlyle Industries, Inc. ("Carlyle"), which was merged with and into the Company effective January 6, 2003. For accounting purposes, Carlyle is deemed to have been the acquiror in the merger. Accordingly, the comparative Unaudited Condensed Consolidated Statements of Income, Cash Flows, and Comprehensive Income for the three and nine months ended September 30, 2002 represent the historical accounts of Carlyle only. See Note 3 for a description of the transaction, the purchase price allocation and pro forma information. The comparative weighted average shares outstanding for the three and nine months ended September 30, 2002 have been adjusted to reflect the one for five reverse stock split assumed to have occurred due to the merger.

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

Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002 and Current Report on Form 8-K/A filed on March 21, 2003 for information regarding the historical financial statements of Carlyle.

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

Consolidation: The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and all subsidiaries after elimination of intercompany items and transactions.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated SFAS No. 150 and determined that beginning July 1, 2003 the new pronouncement will require its Redeemable Preferred Stock and accumulated dividends of $4.6 million to be included in total liabilities. (See Note 9).

NOTE 3:  MERGER WITH CARLYLE INDUSTRIES, INC.
---------------------------------------------

On January 6, 2003, the Company completed its acquisition of Carlyle, which was effected as a merger of Carlyle with and into the Company. In the merger, each five shares of Carlyle common stock were converted into one share of Company common stock, par value $0.01 per share ("Common Stock"), and each share of Carlyle Series B preferred stock was converted into one share of Company Series A preferred stock, par value $0.01 per share ("Series A Preferred Stock" or "Redeemable Preferred Stock"). In addition, the Company assumed Carlyle stock options, which became options to purchase approximately 220,000 shares of Company Common Stock. The purchase price was valued at approximately $6.8 million.

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

The pro forma purchase price allocation presented below is preliminary and subject to change based on the completion of various studies and appraisals. During the third quarter, the Company obtained an appraisal of the trademark and adjusted the carrying value accordingly. The calculation of the purchase price and the preliminary allocation to assets and liabilities are as follows (dollars in thousands):

         Purchase price allocation:
                 Fair value of shares of Carlyle common stock deemed issued     $  5,986
                 Fair value of outstanding vested and unvested options,
                    net of unearned compensation of $112                             601
                 Direct acquisition costs incurred by Carlyle                        225
                                                                                --------
                         Total purchase price                                      6,812
                 Fair value of Levcor liabilities deemed assumed by Carlyle        5,730
                                                                                --------
                         Total purchase price plus liabilities deemed
                              assumed by Carlyle                                $ 12,542
                                                                                ========

         Fair value of Levcor assets deemed acquired:
                 Current assets                                                 $  1,972
                 Fixed assets                                                         59
                 Deferred tax asset                                                2,100
                 Other assets                                                         35
                 Trademark                                                           709
                 Goodwill                                                          7,667
                                                                                --------
                 Total assets deemed acquired                                     12,542
                                                                                --------
                 Current liabilities                                              (1,945)
                 Long term debt                                                   (3,785)
                                                                                --------
                 Total liabilities deemed assumed                                 (5,730)
                                                                                --------
                 Net assets deemed acquired                                     $  6,812
                                                                                ========


Pro Forma Financial Information

The results of operations of Carlyle are included in the Company's Condensed Consolidated Statements of Operations as of the acquisition date of January 6, 2003. Because there was no material business conducted by Carlyle in the two business days before the merger, the results of operations for the nine months ended September 30, 2003 represent the results of operations of the combined entities for the full nine-month period.

The following pro forma income statements for the three and nine months ended September 30, 2002 have been prepared assuming the merger was consummated on January 1, 2002. All pro forma information is based on estimates and assumptions deemed appropriate by the Company. The pro forma information is presented for illustrative purposes only. The pro forma information should not be relied upon as an indication of the operating results that the Company would have achieved if the transactions had occurred on January 1, 2002. The pro forma information also should not be used as an indication of the future results that the Company will achieve after the transaction.

                                                          Three Months      Nine Months
                                                              Ended            Ended
                                                          September 30,    September 30,
                                                              2002             2002
                                                          -------------    -------------
                                                              (dollars in thousands)

         Net revenues                                     $       7,343    $      26,066
         Cost of sales                                            5,054           17,609
                                                          -------------    -------------
         Gross profit                                             2,289            8,457
         Selling, general and administrative expenses             2,367            7,093
                                                          -------------    -------------
         Income (loss) before interest and income taxes             (78)           1,364
         Interest expense                                           152              476
                                                          -------------    -------------
         Income (loss) before income taxes                         (230)             888
         (Provision) benefit for income taxes                        83             (320)
                                                          -------------    -------------
         Income (loss) before preferred dividends                  (147)             568
         Dividends on redeemable preferred stock                    (68)            (204)
                                                          -------------    -------------
         Net income (loss)                                $        (215)   $         364
                                                          =============    =============

         Earnings (loss) per common share:
         Basic income (loss) per common share             $        (.04)   $         .07
                                                          =============    =============

         Diluted income (loss) per common share           $        (.04)   $         .07
                                                          =============    =============

         Weighted average common shares outstanding:
         Basic                                                5,125,166        5,122,544
         Potential common shares                                     --           95,425
                                                          -------------    -------------
         Diluted                                              5,125,166        5,217,969
                                                          =============    =============

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

A summary of the change in the carrying amount of goodwill by reportable segment for the period ended September 30, 2003 is as follows (dollars in thousands):

                                             Textile     Craft      Total
                                            --------   --------   --------

         Balance as of January 1, 2003      $     --   $  2,543   $  2,543
         Goodwill acquired                     7,667         --      7,667
                                            --------   --------   --------
         Balance as of September 30, 2003   $  7,667   $  2,543   $ 10,210
                                            ========   ========   ========

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

                                                   Three Months Ended     Nine Months Ended
                                                      September 30,         September 30,
                                                     2003       2002       2003        2002
                                                   --------   --------   --------    --------
         Revenue:
           Textile                                 $  4,753   $     --   $  6,696    $     --
           Craft                                      6,028      5,912     17,422      17,514
                                                   --------   --------   --------    --------
                                                   $ 10,781   $  5,912   $ 24,118    $ 17,514
                                                   ========   ========   ========    ========
         Operating income (loss):
           Textile                                 $    435   $     --   $   (183)   $     --
           Craft                                        816        711      2,531       2,423
                                                   --------   --------   --------    --------
                                                   $  1,251   $    711   $  2,348    $  2,423
                                                   ========   ========   ========    ========

         Corporate general and
           administrative expense                  $    283   $    252   $    831    $    766
         Interest expense, net                          148        111        404         315
         Dividends on redeemable preferred stock         69         --         69          --
         Provision for income taxes                     306        128        419         485
                                                   --------   --------   --------    --------
         Net income                                $    445   $    220   $    625    $    857
                                                   ========   ========   ========    ========
         Depreciation and amortization:
           Textile                                 $      9   $     --   $     25    $     --
           Craft                                        105        146        319         415
                                                   --------   --------   --------    --------
                                                   $    114   $    146   $    344    $    415
                                                   ========   ========   ========    ========

         Capital expenditures:
           Textile                                 $     27   $     --   $     62    $     --
           Craft                                         11         19         46          71
           Corporate                                     --         --         --          --
                                                   --------   --------   --------    --------
                                                   $     38   $     19   $    108    $     71
                                                   ========   ========   ========    ========

NOTE 6:  EARNINGS PER COMMON SHARE
----------------------------------

Earnings per common share have been computed on the basis of weighted average common shares outstanding after providing for quarterly preferred dividend requirements. Diluted earnings per common share includes the effect of stock options. For the three and nine months ended September 30, 2003, there were 249,795 and 207,103, respectively, of stock options outstanding included in the fully diluted earnings per share calculations. There were no dilutive options outstanding during the three or nine months ended September 30, 2002.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2003 (dollars in thousands, except per share amounts):

Three months ended September 30, 2003:                     Income       Shares      Per Share
                                                         ----------   ----------   ----------
    Basic income attributable to common stockholders     $      445    5,135,944   $      .08
    Effect of dilutive options                                   --      249,795           --
                                                         ----------   ----------   ----------
    Diluted income attributable to common stockholders   $      445    5,385,739   $      .08
                                                         ==========   ==========   ==========


Nine months ended September 30, 2003:
    Basic income available to common stockholders        $      488    5,080,310   $      .09
    Effect of dilutive options                                   --      207,103           --
                                                         ----------   ----------   ----------
    Diluted income available to common stockholders      $      488    5,287,413   $      .09
                                                         ==========   ==========   ==========

NOTE 7:  INVENTORIES
--------------------

The components of inventories, net of reserves, are as follows (dollars in thousands):

                                         September 30, 2003    December 31, 2002
                                         ------------------    -----------------
              Raw materials                   $  2,984              $  2,622
              Work in Progress                      39                    22
              Finished goods                     4,296                 2,606
                                              --------              --------
                                              $  7,319              $  5,250
                                              ========              ========

At September 30, 2003 inventories were valued on an average cost method basis. Inventories are stated at the lower of cost or market.

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

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.8 million of which was outstanding at September 30, 2003, (ii) revolving credit advances to the Company in an amount up to $500,000 and (iii) revolving credit advances to Blumenthal and Westwater based upon eligible accounts receivable and inventory, and a Letter of Credit facility with a limit of $500,000. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.6 million due on January 1, 2005. The revolving credit advances are also due on January 1, 2005. All amounts outstanding under the CIT Facility bear interest at the Chase Bank N.A. prime rate plus 0.5% with a minimum rate of 5.0%.

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

The promissory note payable to JPMorgan in the amount of $3.0 million is dated May 2, 2002 and has a maturity date of May 2, 2005, as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at September 30, 2003 was 2.03125%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

Robert A. Levinson has made long-term loans totaling $500,000 to the Company. Mr. Levinson has agreed not to require payment of these loans and $307,000 of related accrued interest at September 30, 2003 prior to January 2, 2005.

Robert A. Levinson has also agreed to continue to personally support the Company's cash requirements as necessary, up to a maximum amount of $3.0 million, to enable the Company to meet its current obligations through January 2, 2005 and to fund future operations. In connection with this agreement, Mr. Levinson advanced $1.730 million to the Company during the nine months ended September 30, 2003, of which $830 thousand was outstanding as of September 30, 2003 and such amount is included in current liabilities in the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2003. As of October 31, 2003 the advances from Mr. Levinson had been repaid in full.

The total amount of cash advances, long-term loans and accrued interest outstanding and payable to Mr. Levinson was $1.6 million as of September 30, 2003. The loans and advances from Mr. Levinson all accrue interest at 6% per annum.

During the period ended September 30, 2003, the Company was in compliance with all debt covenants.

NOTE 9:  REDEEMABLE PREFERRED STOCK
-----------------------------------

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

During the three months ended September 30, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities" ("SFAS 150"). Accordingly, the redeemable preferred stock has been classified as a liability in the balance sheet as of September 30, 2003. The Statements of Income for the three and nine months ended September 30, 2003 include $69,000 of preferred stock dividends paid during the third quarter of 2003 which have been included in the determination of operating income. For periods prior to July 1, 2003, such redeemable preferred stock dividend payments are reported as an adjustment to net income to arrive at net income attributable to common stockholders. In accordance with SFAS 150, dividend payments made in the first and second quarters of 2003 and all comparable quarters of 2002 are not permitted to be reclassified to the current accounting treatment and as a result they continue to be presented on a separate line.

NOTE 10: COMMON STOCK AND STOCK OPTIONS
---------------------------------------

Between January 1, 2003 and September 30, 2003, the Company issued an aggregate of 10,692 shares of common stock to Directors and recorded such issuance as stock based compensation expense.

During the three months ended September 30, 2003, the Company issued 200,000 employee options, with an exercise price of $2.45. The options vest over a period of three years and expire after a period of ten years.

NOTE 11: RELATED PARTY TRANSACTION
----------------------------------

Robert A. Levinson has provided long-term loans of $500,000 to the Company, pledged collateral in support of certain Company obligations and in the second and third quarters of 2003 made cash advances to the Company totaling $1.730 million. See Note 8 for a description of these transactions.

In addition to being a director of the Company, Edward H. Cohen serves as counsel to Katten Muchin Zavis Rosenman, New York, New York, legal counsel to the Company. During the nine months ended September 30, 2003, fees for services provided to the Company by Katten Muchin Zavis Rosenman totaled $412,000 of which $357,000 was related to the merger transaction and had been accrued and expensed as of December 31, 2002. Mr. Cohen does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

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

Accounts receivable, trade, is reported net of a reserve for returns, allowances and bad debts. A reserve for bad debts is determined through analysis of the aging of accounts receivable at the date of the financial statements and assessments of collectability based on historical trends. The reserve for bad debts includes 100% of all invoices that management deems doubtful of collection. The Company also estimates an allowance for sales returns based on historical experience.

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

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Operating results in 2003 include the consolidated results of Levcor and Carlyle, which merged on January 6, 2003. Because the merger has been accounted for as a reverse acquisition, comparative results for 2002 as presented in the accompanying Condensed Consolidated Statement of Operations and in this Management's Discussion and Analysis of Results of Operations include only the results of Carlyle.

Net sales for the three months ended September 30, 2003 totaled $10.8 million, comprised of net sales in the Craft segment of $6.0 million and net sales in the Textile segment of $4.8 million. Net sales for the three months ended September 30, 2002 totaled $5.9 million, all of which were in the Craft segment.

Gross margin during the third quarter of 2003 totaled $3.1 million as compared to $2.1 million in the third quarter of 2002. The gross margin percent during the third quarter of 2003 was 29% as compared to 35% during the third quarter of 2002. The increase in gross margin dollars was attributable to incremental Textile division sales. The decline in gross margin percent was the result of lower gross margin associated with the Textile division sales.

Selling, general and administrative expenses in the third quarter of 2003 totaled $2.1 million as compared to $1.6 million in the third quarter of 2002. The increase in selling, general and administrative expenses was the result of incremental expenses incurred by the Textile segment.

Income before interest and income taxes for the three months ended September 30, 2003 totaled $968,000 as compared to income before interest and income taxes of $459,000 during the same period last year. The increase from 2002 to 2003 was primarily attributable to the incremental income before interest and income taxes provided by the Textile segment.

Net interest expense during the third quarter of 2003 totaled $148,000 as compared to net interest expense of $111,000 during the third quarter of 2002. The increase in interest expense as compared to the same period last year was the result of higher average debt outstanding during the third quarter of 2003 primarily as a result of the Company's deemed assumption of Levcor's debt in the merger.

Income before income taxes for the three months ended September 30, 2003 was reduced by the accrual of the Series A Redeemable Preferred Stock dividends that totaled $69,000 for the period, due to the Company's adoption of the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities ("SFAS 150") during the third quarter of 2003. The accrual of preferred stock dividends was previously reported as an adjustment to Net Income to arrive at Net Income Attributable to Common Stockholders and the provisions of SFAS 150 preclude the restatement of prior year financial statements.

The provision for income taxes during the third quarter of 2003 was $306,000 as compared to $128,000 during the third quarter of 2002. The combined effective income tax rate was 40.7% in the third quarter of 2003 as compared to 36.8% in the third quarter of 2002. The increase in the effective rate was the result of an increase in the average combined state income tax rates in the third quarter of 2003 as compared to the third quarter of 2002 and due to the non deductibility of dividends on redeemable preferred stock that are included in income before provision for income taxes. Because of the Company's net operating loss carryforward, the Federal income tax provision at 34% reduces the deferred tax asset and, beginning in 2003, does not require a cash payment.

Series A Preferred Stock dividend accruals during the third quarter of 2002 totaled $68,000.

Third quarter results may not be indicative of future quarterly results due to programs with major apparel and retail customers which may vary as to timing and amount from quarter to quarter. In addition, consolidation within the Company's customer base and inventory reduction efforts by major retail customers may affect the Company's revenue and operating results in subsequent quarters.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Net sales for the nine months ended September 30, 2003 totaled $24.1 million, comprised of $17.4 million in Craft segment sales and $6.7 million in Textile segment sales. Net sales for the nine months ended September 30, 2002 totaled $17.5 million, all of which were Craft segment sales. Net sales in the Textile segment increased sequentially in the third quarter as compared to the second quarter of 2003 by approximately $6.1 million as the Company completed and shipped the majority of a new seasonal finished garment program.

Gross margin during the first nine months of 2003 totaled $7.9 million as compared to $6.6 million during the first nine months of 2002. The gross margin percent during the nine months ended September 30, 2003 was 33% as compared to 38% during the nine months ended September 30, 2002. The gross margin dollar increase in 2003 as compared to 2002 was the result of incremental sales volume contributed by the Textile segment. The decline in gross margin percent was the result of lower margins on Textile segment sales.

Selling, general and administrative expenses totaled $6.4 million during the nine months ended September 30, 2003 as compared to $4.9 million during the comparable period last year. The increase in selling, general and administrative expense in 2003 was primarily the result of additional costs associated with the Textile segment.

Income before interest and income taxes for the nine months ended September 30, 2003 totaled $1.5 million as compared to $1.7 million for the same period in 2002. The decrease in income before interest and income taxes in 2003 as compared to 2002 was primarily the result of the operating loss incurred by the Textile segment.

Net interest expense during the nine months ended September 30, 2003 totaled $404,000 as compared to $315,000 during the nine months ended September 30, 2002. The increase in interest expense was the result of higher average debt outstanding during 2003, primarily as a result of the Company's deemed assumption of Levcor's debt in the merger.

Income before income taxes for the nine months ended September 30, 2003 was reduced by the accrual of the Series A Redeemable Preferred Stock dividends that totaled $69,000 for the period, due to the Company's adoption of the provisions of SFAS 150 during the third quarter of 2003. The accrual of preferred stock dividends was previously reported as an adjustment to Net Income to arrive at Net Income Attributable to Common Stockholders and the provisions of SFAS 150 preclude the restatement of prior year and prior quarter financial statements.

The provision for income taxes during the nine months ended September 30, 2003 totaled $419,000 as compared to $485,000 during the nine months ended September 30, 2002. The combined effective income tax rate was 40.1% during the nine months ended September 30, 2003 as compared to 36.1% during the comparable period in 2002. The increase in the effective rate was the result of an increase in the average combined state income tax rates in 2003 as compared to 2002 and due to the non deductibility of dividends on redeemable preferred stock that are included in income before provision for income taxes. Because of the Company's net operating loss carryforward, the Federal income tax provision at 34% reduces the deferred tax asset and, beginning in 2003, does not require a cash payment.

Series A Preferred Stock dividends during the nine months ended September 30, 2003 and 2002 totaled $137,000 and $204,000 respectively.

Year to date results may not be indicative of full year results due to programs with major retail customers which may vary as to timing and amount from quarter to quarter. In addition, consolidation within the Company's customer base and inventory reduction efforts by major retail customers may affect the Company's revenue and operating results in subsequent quarters.

Liquidity and Capital Resources

In early 2003, the Company's Textile segment began operating as a garment contractor for a major account. The nature of this type of business is such that a significant working capital investment is required in the early phases of the business cycle in the form of inventory. The Company's factoring agreement with CIT does not provide funding for inventory located outside of the United States, where the production takes place, but does provide funding once the goods are received in the United States. As a result, Robert A. Levinson, a stockholder, officer and director of the Company, made advances to the Company during the second and third quarters of 2003 totaling $1.730 million to fund these operations. As the majority of this off-shore production was completed and shipped by the end of the third quarter 2003, the Company's factoring agreement with CIT provided funds for working capital and as such $900,000 of the advances from Robert A. Levinson were repaid, leaving a balance of $830,000 as of September 30, 2003. As of October 31, 2003 this balance had been repaid in full.

At September 30, 2003 the Company's principal sources of liquidity included cash of $64,000 and trade accounts receivable of $3.1 million.

The Company's principal sources of cash flow are from internally generated funds, borrowings under revolving credit facilities, advances under the factoring agreement and advances from Robert A. Levinson, a stockholder, officer and director.

Net cash flow used in operating activities totaled $1.5 million during the nine months ended September 30, 2003, as compared to $38,000 cash provided by operations during the same period last year. The increase in cash flow used by operating activities was the result of a significant increase in inventory levels associated with the Textile segment, and payment of certain current liabilities.

Net cash flow used in investing activities totaled $171,000 during the nine months ended September 30, 2003, as compared to $121,000 during 2002. The increase in net cash flows used in investing activity was primarily the result of incremental capital expenditures made by the Textile segment.

Net cash provided by financing activities totaled $1.7 million during the nine months ended September 30, 2003, as compared to $301,000 of net cash used in financing activities for the nine months ended September 30, 2002. Net repayments under the Company's credit facilities during the nine months ended September 30, 2003 totaled $208,000 as compared to repayments of $67,000 during the same period last year. Net amount due to factor during the nine months ended September 30, 2003 totaled $1.1 million versus none during the nine months ended September 30, 2002. Net borrowings from Robert A. Levinson totaled $852,000 during the nine months ended September 30, 2003 as compared to no net borrowings during the same period in 2002. Cash used for preferred stock dividend payments during the nine months ended September 30, 2003 totaled $137,000 as compared to $204,000 during the nine months ended September 30, 2002. The reduction in cash flows used in preferred stock dividend payments is due to the effect of the adoption of SFAS 150 in the third quarter 2003 as the preferred stock dividend payment of $69,000 is included in the determination of net income. Deferred financing costs totaling $30,000 were capitalized in connection with the CIT Facility during the nine months ended September 30, 2002. There were no such costs in 2003.

Pursuant to a factoring agreement between CIT and the Company, CIT purchases the Textile segment's eligible trade accounts receivable without recourse and assumes substantially all credit risk with respect to such accounts. The amounts due to the Company from CIT under the factoring agreement earn no interest. The factoring agreement allows the Company to obtain advances that bear interest at 0.5% above CIT's prime rate (4.50% at September 30, 2003). The Company pledged its Textile segment's accounts receivable and property and equipment as collateral under the factoring agreement. There is no set limit on borrowings. The amount available for borrowing is based on a formula consisting of 90% of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit.

On May 2, 2002, the Company borrowed $3.0 million from JPMorgan Chase Bank ("JPMorgan") pursuant to a promissory note due May 2, 2005 as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest on the note at September 30, 2003 was 2.03125%. In addition, Robert A. Levinson a stockholder, officer and director of the Company has provided certain additional collateral guaranteeing the note.

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

As of September 30, 2003, the Company owes Mr. Levinson $1.6 million including accrued interest. The long-term loans, which total $500,000, together with accrued interest of $307,000, have been classified as a long-term obligation because Mr. Levinson has promised not to demand payment until at least January 2, 2005. The Company believes its reliance on such written undertaking is reasonable. In the event that Mr. Levinson did demand repayment prior to January 2, 2005, the Company believes that such demand would be unenforceable and that the Company would have the right to sue Mr. Levinson for breach of his agreement. Mr. Levinson reaffirmed this undertaking in writing on March 4, 2003.

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

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.8 million of which was outstanding at September 30, 2003, (ii) revolving credit advances to the Company in an amount up to $500,000 and (iii) revolving credit advances to Blumenthal and Westwater based upon eligible accounts receivable and inventory, and a Letter of Credit facility with a limit of $500,000. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.6 million due on January 1, 2005. The revolving credit advances are also due on January 1, 2005. All amounts outstanding under the CIT Facility bear interest at the Chase Bank N.A. prime rate plus 0.5% with a minimum rate of 5.0%.

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

During the period ended September 30, 2003, the Company was in compliance with all debt covenants.

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

Seasonality and New Programs

The Company's Textile business is seasonal and as such the Company realizes significantly higher revenues and operating income in the third quarter. Such seasonality takes into account the standard lead-time required by the fashion industry to manufacture apparel, which corresponds to the respective retail selling seasons. Standard lead-time is the period of time commencing when the Company receives an order from a customer and ending when the Company ships the order to the customer. In response to this seasonality, the Company generally increases its inventory levels, and thereby has higher working capital needs during the first and second quarters of its fiscal year. The Company and the U.S. apparel industry in general are sensitive to the business cycle of the national economy. Moreover, the popularity, supply and demand for particular apparel products can change significantly from year to year based on prevailing fashion trends and other factors. Reflecting the cyclical nature of the apparel industry, many apparel producers tend to increase capacity during years in which sales are strong. These increases in capacity tend to accelerate a general economic downturn in the apparel markets when demand weakens. These factors have contributed historically to fluctuations in the Company's results of operations and they are expected to continue to occur in the future.

The Company's Craft business is largely based on its ability to place new programs with its retail customers and to fulfill reorders of new and existing programs. The business is fundamentally influenced by the buying habits of consumers. Home sewing and craft activities take place on a year-round basis; however, they are generally indoor activities and as a result they experience an increased participation level during the fall, winter and early spring months. Anticipating this pattern, the Company's retail customers place somewhat larger reorders during the July through March period.

Sales are influenced by the introduction of new programs and/or the discontinuance of existing programs. A successful new program requires the retail customer to add the program and experience an acceptable level of sell-through. The Company develops and introduces new program ideas on a regular basis. However, there is no assurance that its retail customers will buy the new programs and if they do, there is no assurance the consumer will purchase the new product at an acceptable level.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company's senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

In designing and evaluating the Company's disclosure and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.

No change occurred in the Company's internal controls concerning financial reporting during the third quarter of the fiscal year ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.



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

-------------------------


(b)  Reports on Form 8-K

None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LEVCOR INTERNATIONAL, INC.



Date: November 14, 2003           /s/ ROBERT A. LEVINSON
      -----------------           ----------------------------------------------
                                  Robert A. Levinson
                                  Chairman of the Board, President and Chief
                                  Executive Officer



Date: November 14, 2003           /s/ EDWARD F. COOKE
      -----------------           ----------------------------------------------
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