Form 10-K
period 2003-12-31
LEVCOR INTERNATIONAL INC
filed 2004-03-26
CIK 76094

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year ended
                                December 31, 2003

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

                                 Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the fiscal year ended December 31, 2003:
$30,784,000

         At March 23, 2004, approximately 5,157,289 shares of common stock, par value $0.01 per share, of the issuer were outstanding and the aggregate market value of the voting common stock held by non-affiliates was approximately $12,899,816.

         Documents incorporated by reference: Portions of Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated into Part III of this Form 10-KSB.

         Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                INDEX TO ANNUAL REPORT ON FORM 10-KSB FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 2003

                              ITEMS IN FORM 10-KSB
                              --------------------



                                                                            Page

PART I.   ....................................................................2
------
   Item 1.     DESCRIPTION OF BUSINESS........................................2

   Item 2.     DESCRIPTION OF PROPERTY.......................................10

   Item 3.     LEGAL PROCEEDINGS.............................................10

   Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........11

PART II.  ...................................................................12
-------
   Item 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
               SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES..........12

   Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....12

   Item 7.     FINANCIAL STATEMENTS..........................................21

   Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE...........................44

   Item 8A.    CONTROLS AND PROCEDURES.......................................44

PART III.  ..................................................................46
--------
   Item 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............46

   Item 10.    EXECUTIVE COMPENSATION........................................46

   Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT AND RELATED STOCKHOLDER MATTERS....................46

   Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................46

   Item 13.    EXHIBITS, LISTS AND REPORTS ON FORM 8-K.......................46

   Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES........................50

                                    PART I.

This 2003 Annual Report on Form 10-KSB contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, future revenue opportunities, development and growth of the Company's contract garment manufacturing business, the future growth of the Company's customer base and strategic and distribution relationships, future capital, marketing and sales force needs, the possible acquisition of complementary products and businesses, and other risks and uncertainties that may be detailed herein, and from time-to-time, in the Company's other reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Item 1.  DESCRIPTION OF BUSINESS.

General

Levcor International, Inc. ("Levcor" or the "Company") was incorporated in 1964 as Pantepec International, Inc. under the laws of the Islands of Bermuda and was reorganized in 1967 under the laws of the State of Delaware. In 1995, Pantepec International, Inc. changed its name to Levcor International, Inc.

In 1995, the Company acquired a woven fabric converting business that converts cotton, synthetics and blended fabrics for sale to domestic apparel manufacturers. In 1999, the Company purchased a knit fabric and processing business that produces knit fabrics used in the production of apparel. These acquisitions formed the basis of the Company's current Textile business.

On January 6, 2003, the Company completed its acquisition of Carlyle Industries, Inc. ("Carlyle"). In the merger, each five shares of Carlyle common stock were converted into one share of Company common stock, par value $0.01 per share, and each share of Carlyle Series B preferred stock was converted into one share of Company Series A preferred stock, par value $0.01 per share. In addition, the Company assumed Carlyle stock options which became options to purchase approximately 220,000 shares of Company common stock. The merger was accounted for as a reverse acquisition. The purchase price, exclusive of assumed liabilities, was valued at approximately $6.8 million. Liabilities of approximately $5.7 million were also assumed. This acquisition formed the basis of the Company's current Craft business.

During 2003, the Textile division results were adversely affected due to ongoing competitive pressures in the fabric converting industry. As a result of operating losses incurred by the Textile division, the Company recorded a $5,367,000 charge to fiscal 2003 earnings to reflect the impairment of goodwill associated with the Textile division. As a result, the Company took steps to transition the focus of its Textile division from fabric converting to garment manufacturing, which the Company believes offers greater potential for growth.

Strategy

The Company's strategy to expand its business and improve profitability includes, among other things:

     o expanding the distribution channels for its textile products into retail markets;

     o expanding the sales of its new garment manufacturing product lines and introduction of additional garment lines;

     o expanding its craft distribution product offerings, business and customer base within retail and wholesale markets, including an expansion into international markets, primarily in Canada and Europe;

     o reducing the risks of continuing as a relatively small independent company in industries that are increasingly competitive; and

     o    increasing its access to credit markets.

Products and Customers

Textile Division

The Textile division converts woven textile fabrics and processes woven and knit textile fabrics. These fabrics are either sold for production principally to domestic manufacturers of women's apparel or Levcor contracts construction of garments by third party manufacturers according to customer's orders.

Sales related to contract garment manufacturing represented 57% of the Textile division's sales in 2003 as compared to none in previous periods. The Company anticipates that sales related to contract garment manufacturing by the Textile division will continue to expand in 2004, and fabric converting will continue to contract, primarily as a result of foreign competition. The Company anticipates that as garment manufacturing becomes a bigger component of textile sales, future gross margin percentages in the Textile division could continue to decrease.

Garment manufacturing consists of producing a finished garment according to customer specifications. The Company contracts with off-shore production facilities to make the specified garment and directs the flow of production and quality control.

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

The principal raw materials used by the Textile division to fabricate textiles are typically a combination or blend of two or more fibers, such as rayon, acetate, polyester, cotton and acrylic. National Spinning Company and Fairfield Textile Corp. supplied approximately 24% and 10% respectively of the Textile division's raw materials in 2003.

The average customer of the Textile division has been purchasing textile fabrics from the Company for over 20 years. During fiscal 2003, the Textile division's two largest customers accounted for approximately 78% of the division's sales.

During 2003, the Textile division results were adversely affected by ongoing competitive pressures in the fabric converting industry, including reduced margins and significant foreign competition. As a result, the Company took steps to transition the focus of its Textile division from fabric converting to garment manufacturing, which the Company believes offers greater potential for growth. The Company also initiated a series of cost savings initiatives in the Textile division, including reducing headcount, in an effort to achieve future improved results.

As a result of operating losses incurred by the Textile division during 2003, the Company recorded a $5,367,000 charge to fiscal 2003 earnings to reflect the impairment of goodwill associated with the Textile division. The charge was based upon on a third party goodwill impairment evaluation conducted in connection with the fiscal 2003 audit. As a result of the charge, the Company's 2003 pre-tax loss totaled $5,478,000 and net loss applicable to common stock totaled $6,114,000, or $1.20 per share.

Craft Division

The Craft division manufactures, packages and distributes buttons, embellishments, craft products and complimentary product lines, including appliques, craft kits and fashion and jewelry accessories. These products are marketed to the home sewing and craft customers. The Craft division's products are sold to mass merchandisers, specialty chains and independent retailers and wholesalers. Products are sold under the La Mode (R), Le Chic (R), Streamline
(R), Westwater Enterprises (R), Favorite Findings (R), and Button Fashion (R) registered trademarks and the Le Bouton, La Petite, Classic, Boutique Elegant and Mill Mountain brand names. The Craft division also produces and distributes a private-label button line for one of the nation's best-known retailers.

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

The Craft division's button product lines are sourced from more than 75 button manufacturers from around the world, with most buttons coming from the traditional markets of Europe and Asia. Button manufacturers specialize in different materials (e.g., plastic, wood, glass, leather, metal, jewel and pearl) and have varying approaches to fashion, coloration, finishing and other factors. Craft products are developed by the Craft division's product development team and most of these products are sourced and produced in the U.S. and Asia.

All imported and domestically purchased buttons for sale in the North American market are shipped to the Company's Lansing, Iowa facility for carding and distribution to customers. As thousands of button styles are received in bulk, computerized card printing systems enable Blumenthal Lansing Company, LLC to economically imprint millions of button cards with such necessary data as style number, price, number of buttons, bar code, country of origin and care instructions. The Company also blister-packages and shrink-wraps some products. Domestic shipments are made primarily to individual stores with a smaller percentage to warehouse locations. Craft products are also distributed from the Lansing, Iowa facility. The European business is primarily serviced by distributors from the Company's manufacturing and distribution facility in the Netherlands.

The Craft division's accounts include fabric and craft specialty chains, mass merchandisers carrying buttons and crafts, distributors and many independent stores. Mass merchandisers and specialty chain customers are characterized by the need for sophisticated electronic support, rapid turn-around of merchandise and direct-to-store service to customers with hundreds to thousands of locations nationwide. The Crafts division enjoys long-standing ties to all of its key accounts and the average relationship with its ten largest customers extends over 30 years. Due to the large account nature of its customer base, most customer contact is coordinated by management and additional sales coverage is provided by regional sales managers. Many smaller retailers are serviced by independent representatives and representative organizations.

During the years ended December 31, 2003 and 2002, the Craft division conducted business with four customers whose aggregate sales volume represented approximately 78% and 79% of the division's net revenues, respectively. These customers also represented approximately 96% of the Craft division's outstanding accounts receivable as of December 31, 2003.

The Company believes that its crafts business depends on trends within the craft market including the more mature home-sewing market. The retail customer base for buttons has changed substantially over the past two decades as department stores and small independent fabric stores have been replaced by mass merchandisers and specialty retail chains which have continued to consolidate. In response to this trend, the Company has broadened its lines to include embellishments, novelty buttons and products used in the craft industry which are not viewed by management as mature markets. In addition, the Company has sought to expand its markets beyond the traditional U.S. retail outlets by expansion into the major European countries.

Competition

The textile fabric converting business in which the Company competes is extremely competitive, and it competes on the basis of the price and uniqueness in styling of its fabrics. The Company competes with numerous domestic and foreign fabric manufacturers, including companies that are larger in size and have financial resources that are greater than that of the Company. The Company also has significant competition, including foreign competition and competition with much larger competitors, in connection with its new garment manufacturing business, where it competes on the basis of price, quality and on-time delivery. Foreign competition, in particular, is a significant factor in the textile business, as the United States textile industry has been and continues to be negatively impacted by existing worldwide trade practices.

The bulk of the Company's craft revenues are derived in the United States. The craft market in the United States is served by many competitors. The Company competes on the basis of product innovation, range of selection, brand names, price, display techniques and speed of distribution. The Company competes primarily with full-line button packagers and distributors in the general button market and several smaller competitors in the promotional button market. The craft market is served by many and varied competitors with innovation and competitive pricing being of major importance.

Backlog

The Textile division has no backlog as it converts and processes fabric to order. The Craft division fills at least 95% of its orders within 48 hours and as a result, had no backlog of any significance at either December 31, 2003 or 2002.

Employees

The Company currently employs 150 persons, all of whom are employed full time, and none of its employees are represented by a collective bargaining agreement. The Company believes relations with employees are satisfactory.

Factors That Could Affect Our Future Results

The Company May Be Dependent Upon Its Principal Stockholder To Fund Its Future Operations.

Losses sustained in prior years have adversely affected the Company's liquidity. Robert A. Levinson has agreed to continue to personally support the Company's cash requirements through January 1, 2006. Levcor has successfully implemented several actions to reduce losses and improve cash flow. There can be no assurance that Mr. Levinson will continue to personally support the Company's cash requirements, or that these measures will otherwise continue to be successful.

Expansion of Garment Manufacturing Business.

During 2003, the Textile division results were adversely affected by ongoing competitive pressures in the fabric converting industry, including reduced margins and significant foreign competition. As a result, the Company took steps to transition the focus of its Textile division from fabric converting to garment manufacturing, which the Company believes offers greater potential for growth. The Company also initiated a series of cost savings initiatives in the Textile division, including reduced headcount, in an effort to achieve future improved results. There is no assurance that the Company will be able to successfully expand its garment manufacturing business or that such expansion and cost saving initiatives will improve results in the Textile division.

The Company's Business Is Extremely Competitive.

In the event the Company is unable to continue to be competitive in its product offerings and services, the Company's business, results of operations and financial condition may suffer. Competition in the domestic textile fabric converting business is based on price, uniqueness in styling of fabrics and the ability to quickly respond to customers' orders. Competition in garment manufacturing is based on price, quality and on-time delivery. Competition in the craft business is based on product innovation, range of selection, brand names, price, display techniques and speed of distribution. We cannot assure you that our domestic or foreign competitors will not be able to offer products that are more attractive to our customers or potential customers than what we are able to provide. A large number of domestic and foreign manufacturers supply apparel and craft products to the United States market, many of which have a much more significant market presence than does the Company. Some of the Company's competitors also have substantially greater financial, marketing, personnel and other resources than the Company. This may enable the Company's competitors to compete more aggressively in pricing and marketing and to react more quickly to market trends and to better weather market downturns. Increased competition by existing and future competitors could result in reductions in sales or reductions in prices of the Company's products. There is no assurance that the Company will be able to compete successfully against present or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's results of operations or financial condition.

The Textile Division Depends On Third Parties For Crucial Raw Materials And Services.

The principal raw materials used by the Textile division are cotton, rayon and polyester. Cotton is available from a large number of suppliers. The quantity of plantings, crop and weather conditions, agricultural policies, domestic uses, exports and market conditions can significantly affect the cost and availability of cotton. The price of polyester varies and is determined by supply and demand as well as the price of petroleum used to produce polyester. The Company depends on third party knitters, finishers and transporters in the production and delivery of the finished fabrics it sells and markets to apparel manufacturers. If any of its third party knitters, finishers and transporters fail to timely produce quality products and in sufficient quantity or fail to timely deliver finished products, the Company's results would suffer. National Spinning Company and Fairfield Textile Corp. supplied approximately 24% and 10% respectively of the Textile division's raw materials in 2003.

The Company's Business Is Subject To The Seasonal Nature Of The Industry.

The textile business is seasonal and the Company expects to realize higher revenues and operating income in the third quarter. Such seasonality takes into account the standard lead-time required by the fashion industry to manufacture apparel, which corresponds to the respective retail selling seasons. Standard lead-time is the period of time commencing when the Company receives an order from a customer and ending when the order ships. In response to this seasonality, the Company generally increases its inventory levels, and thereby has higher working capital needs during the first and second quarters of its fiscal year. The Company and the U.S. apparel industry in general are sensitive to the business cycle of the national economy. Moreover, the popularity, supply and demand for particular apparel products can change significantly from year to year based on prevailing fashion trends and other factors. Reflecting the cyclical nature of the apparel industry, many apparel producers tend to increase capacity during years in which sales are strong. These increases in capacity tend to accelerate a general economic downturn in the apparel markets when demand weakens. These factors have contributed historically to fluctuations in the Company's results of operations and they are expected to continue to occur in the future. The Company may be unable to compete successfully in any industry downturn.

The craft business is largely based on reorders from its retail customers and on its ability to place new programs with retail customers; as a result, the business is influenced by the buying habits of consumers. Home sewing and craft activities take place on a year-round basis; however, they are generally indoor activities and as a result they experience an increased participation level during the fall, winter and early spring months. Anticipating this pattern, the Company's retail customers place somewhat larger reorders during the July through March period.

Sales are influenced by the introduction of new programs and the discontinuance of existing programs. A successful new program requires the retail customer to add the program and experience an acceptable level of sell-through. The Company develops and introduces new program ideas on a regular basis. However, there is no assurance that its retail customers will buy the new programs and if they do, there is no assurance the consumer will purchase the new product at an acceptable level.

The Company's seasonality, along with other factors that are beyond its control, including general economic conditions, changes in consumer behavior, weather conditions, availability of import quotas and currency exchange rate fluctuations, could adversely affect the Company and cause its results of operations to fluctuate. Results of operations in any period should not be considered indicative of the results to be expected for any future period. The sale of the Company's products can be subject to substantial cyclical fluctuation. Sales may decline in periods of recession or uncertainty regarding future economic prospects that affect consumer spending, particularly on discretionary items. This cyclicality and any related fluctuation in consumer demand could have a material adverse effect on the Company's results of operations and financial condition.

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

The Craft Business Is In An Industry That Is Subject To Significant Fluctuations In Operating Results That May Result In Unexpected Reductions In Revenue.

The craft business is in an industry that is subject to significant fluctuations in operating results, which may lead to unexpected reductions in revenues. Factors that may influence the Company's operating results include:

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

Customers are not required to purchase its products on a long-term basis. As a result, a customer that generates substantial revenue for the Company in one period may not be a substantial source of revenue in a future period. In addition, customers generally have the right to terminate their relationship with the Company without penalty and with little or no notice. Without long-term contracts with the majority of its customers, the Company cannot be certain that its customers will continue to purchase its products or that it will be able to maintain a consistent level of sales.

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

Item 2.  DESCRIPTION OF PROPERTY.

The Company's principal offices are located at 462 Seventh Avenue, 20th Floor, New York, New York 10018. The Company leases this property, approximately 6,500 square feet, at approximately $169,000 per year. The lease expires on January 31, 2007.

The Company also leases an 11,000 square foot office facility in Carlstadt, New Jersey and owns a 104,000 square foot packaging and distribution facility located in Lansing, Iowa and a 35,000 square foot manufacturing and distribution facility located in Veendam, the Netherlands.

The Company owns a former dye facility located in Emporia, Virginia, which is leased at a nominal amount to the purchaser of the Company's former Home Furnishings division under a triple net fifty-year lease which lease has forty-two years remaining. In addition, the Company owns one facility no longer used in operations: a 104,000 square foot former production facility at Watertown, Connecticut of which approximately 26,650 square feet are leased to unrelated third parties.

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

A property owned by the Carlyle Manufacturing Company, Inc. ("CM") (a non-operating subsidiary) located at 30 Echo Lake Road in Watertown, Connecticut was being investigated by the United States Environmental Protection Agency ("EPA") during the early 1990's for possible inclusion on the National Priorities List promulgated pursuant to CERCLA but no such listing ever occurred. A Site Inspection conducted at this location detected certain on-site soil and groundwater contamination, as well as contamination of nearby water. This site is listed on the Connecticut State Hazardous Waste Disposal Site list, but remediation activity has not been required by the Connecticut Department of Environmental Protection ("CTDEP").

On or about June 1992, Carlyle received notices from the EPA that Carlyle, Belding Corticelli Thread Co. ("BCTC") (a discontinued operation) and CM had been identified, along with 1,300 other parties, as PRPs in connection with the alleged release of hazardous substances from the Solvents Recovery Service of New England Superfund Site in Southington, Connecticut (the "SRS site"). Carlyle settled its alleged liability in connection with the SRS sites by paying $1,626 in connection with a settlement offered to de minimis parties at the SRS site in 1994. BCTC and CM, along with other PRPs, committed to perform the Remedial Investigation and Feasibility Study ("RIFS") and two Non-Time Critical Removal Actions ("NTCRA") at the SRS site. The RIFS, and the first NTCRA (except for certain maintenance activities) have been completed. BCTC and CM have been allocated approximately 0.04% and 1.26%, respectively, of costs incurred to date, based on their alleged volume of waste shipped to the SRS site. It is presently anticipated that the EPA will issue the record of decision for this site sometime between the third quarter of 2004 and third quarter of 2005. The Company is unable, at this time, to estimate the ultimate cost of the remedy for the SRS site.

The amounts referred to above do not include costs that the Company or its subsidiaries may incur for consultants' or attorneys' fees or for administrative expenses in connection with the Company's participation as part of a PRP group. The reserve the Company has established for environmental liabilities, in the amount of $1.2 million, represents the Company's best current estimate of the costs of addressing all identified environmental problems, including the obligations relating to the Remedial Investigation and two Non-Time Critical Removal Actions at the Solvents Recovery Superfund site, based on the Company's review of currently available evidence, and takes into consideration the Company's prior experience in remediation and that of other companies, as well as public information released by EPA and by the PRP groups in which the Company or its subsidiaries are participating. Although the reserve currently appears to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and no assurances can be given that the Company's estimate of any environmental liability will not increase or decrease in the future. The uncertainties relate to the difficulty of estimating the ultimate cost of any remediation that may be undertaken, including any operating costs associated with remedial measures, the duration of any remediation required, the amount of consultants' or attorneys' fees that may be incurred, the administrative costs of participating in the PRP groups, and any additional regulatory requirements that may be imposed by the federal or state environmental agencies.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During 2003 no matters were submitted to stockholders for a vote.

                                    PART II.

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is traded on the Over The Counter Bulletin Board under the symbol "LEVC.OB." The par value of the Company's common stock was changed from $0.56 to $0.01 per share, on January 6, 2003 in connection with its merger with Carlyle. The common stock is traded sporadically, and no established liquid trading market currently exists therefor.

The following table sets forth the range of high and low bids of the Company's common stock for the calendar quarters indicated.

               2003                             High                 Low
                                                ----                 ---
               First Quarter                  $  3.00            $  1.55
               Second Quarter                    2.80               1.75
               Third Quarter                     3.50               2.40
               Fourth Quarter                    4.00               2.60

               2002                              High                Low
                                                 ----                ---
               First Quarter                  $  2.25            $  1.85
               Second Quarter                    3.15               1.61
               Third Quarter                     1.61               1.26
               Fourth Quarter                    2.50                .90

Holders of Record

As of March 5, 2004, there were approximately 6,500 holders of record of Company common stock.

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

Receivables

Because the Textile segment factors substantially all of its accounts receivable, the amount shown on the Consolidated Balance Sheet is primarily related to the Company's Craft segment.

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

Accounts receivable, trade, is reported net of a reserve for returns, allowances and bad debts. A reserve for bad debts is determined through analysis of the aging of accounts receivable at the date of the financial statements and assessments of collectability based on historical trends. The reserve for bad debts includes 100% of all invoices that management deems doubtful of collection. The Company also estimates a reserve for sales returns and allowances based on historical experience.

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

Intangible Assets

Goodwill and other intangible assets such as trademarks are evaluated by an independent consultant for impairment at least annually and, if necessary, impairment is recorded. Goodwill and other intangible assets are not amortized.

Pension Liabilities

The Company used an estimated rate of return of 8.00% and a discount rate of 6.25% in computing its pension liabilities.

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


Results Of Operations

Introduction

Effective January 6, 2003, the merger of Carlyle and Levcor was completed. The merger has been accounted for as a reverse acquisition whereby Carlyle is treated as the acquiror. For that reason, Carlyle's historical results are reported as the Company's historical results for periods prior to 2003 in the accompanying Consolidated Statement of Operations on page 24. However, for purposes of comparability in the discussion of operating results in this Management's Discussion of Results of Operations, the 2003 results are compared to the 2002 pro forma results, which assume Carlyle acquired Levcor on January 1, 2002, which are shown in the following table:

     Actual December 31, 2003:
                                                              Craft         Textile      Unallocated       Total
                                                           -----------    -----------    -----------    -----------
     Net revenues                                          $    22,348    $     8,436             --    $    30,784
     Cost of goods sold                                         14,108          7,141             --         21,249
                                                           -----------    -----------    -----------    -----------
     Gross profit                                                8,240          1,295             --          9,535
     Selling, general and administrative                         5,124          2,459          1,401          8,984
     Impairment of goodwill                                                     5,367                         5,367
                                                           -----------    -----------    -----------    -----------
     Income (loss)  before preferred dividends, interest
           and provision for income taxes                        3,116         (6,531)        (1,401)        (4,816)
     Interest Expense                                             (203)          (183)          (140)          (526)
     Preferred dividends                                            --             --           (273)          (273)
     Benefit (provision) for income taxes                       (1,086)           227            360           (499)
                                                           -----------    -----------    -----------    -----------
     Net income (loss) applicable to common stock          $     1,827    $    (6,487)   $    (1,454)   $    (6,114)
                                                           ===========    ===========    ===========    ===========

     Pro Forma December 31, 2002:
                                                              Craft         Textile      Unallocated       Total
                                                           -----------    -----------    -----------    -----------
     Net revenues                                          $    23,728    $    10,497             --    $    34,225
     Cost of goods sold                                         14,751          8,430             --         23,181
                                                           -----------    -----------    -----------    -----------
     Gross profit                                                8,977          2,067             --         11,044
     Selling, general and administrative                         5,415          2,552            941          8,908
     Loss on impairment of asset held for sale                      --            169             --            169
                                                           -----------    -----------    -----------    -----------
     Income (loss) before preferred dividends, interest
        and provision for income taxes                           3,562           (654)          (941)         1,967
     Interest Expense                                             (260)          (202)          (148)          (610)
     Preferred dividends                                            --             --           (272)          (272)
     Benefit (provision) for income taxes                       (1,189)           308            392           (489)
                                                           -----------    -----------    -----------    -----------
     Net income (loss) applicable to common stock          $     2,113    $      (548)   $      (969)   $       596
                                                           ===========    ===========    ===========    ===========

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net sales for the year ended December 31, 2003 totaled $30.8 million, compared to pro forma net sales of $34.2 million for the year ended December 31, 2002. Net sales in the textile division declined $2.1 million and net sales in the Craft division declined $1.4 million. The textile division sales decline was the result of a loss of traditional fabric converting business due to continued foreign competition, which was not fully offset by new business in contract garment manufacturing. The sales decline in the Craft division was the result of lower sales of certain discontinued product lines.

Gross profit during 2003 totaled $9.5 million as compared to pro forma gross profit of $11.0 during the year ended December 31, 2002. The gross margin percent during the year ended December 31, 2003 was 31% as compared to a pro forma gross margin percent of 32% during the year ended December 31, 2002. The gross margin dollar decrease in 2003 as compared to pro forma 2002 was the result of incremental sales declines in both divisions as described above. The gross margin percent in the textile division was 15% during the year ended December 31, 2003 as compared to 20% in 2002. The decline in gross margin percent in the textile division was the result of higher costs associated with off shore production of constructed garments in 2003 as compared to on shore converting of fabric in 2002. The Company anticipates that as garment manufacturing becomes a bigger component of textile sales, future gross margin percentages in the Textile division could continue to decrease. The gross margin percent in the craft division was 37% during the year ended December 31, 2003 as compared to 38% in 2002. The decline in gross margin percent in the Craft division was the result of higher raw material costs and higher shipping costs in 2003 as compared to 2002.

Selling, general and administrative expenses totaled $9.0 million during the year ended December 31, 2003 and was $8.9 million on a pro forma basis during the year ended December 31, 2002.

As a result of operating losses incurred by the Textile division during 2003, the Company has recorded a $5,367,000 charge to fiscal 2003 earnings to reflect the impairment of goodwill associated with the Textile division. The charge is based upon on a third party goodwill impairment evaluation conducted in connection with the fiscal 2003 audit. As a result of the charge, the Company's 2003 pre-tax loss totaled $5,478,000 and net loss applicable to common stock totaled $6,114,000 or $1.20 per share. There was no impairment of Craft division goodwill in 2003 and there was no impairment of goodwill in the pro forma results for the year ended December 31, 2002.

A loss on impairment of asset held for sale in the amount of $169,000 was recorded in the fourth quarter of 2002. There was no such impairment of asset held for sale in 2003.

Net interest expense during the year ended December 31, 2003 totaled $526,000 as compared to pro forma interest expense of $610,000 during the year ended December 31, 2002. The decrease in interest expense was the result of lower interest rates in effect in 2003 as compared to 2002.

Income before income taxes for the year ended December 31, 2003 was reduced by the accrual of the Series A Redeemable Preferred Stock dividends that totaled $137,000 due to the Company's adoption of the provisions of SFAS 150 during the third quarter of 2003. The accrual of preferred stock dividends was previously reported as an adjustment to Net Income to arrive at Net Income Available to Common Stock and the provisions of SFAS 150 preclude the restatement of prior year and prior quarter financial statements. The adoption of SFAS 150 does not affect the Company's earnings (loss) per share.

The income tax provision during the year ended December 31, 2003 totaled $499,000 as compared to a proforma income tax provision of $489,000 during the year ended December 31, 2002. The goodwill impairment is not deductible for income tax purposes. The income tax provision in 2003 is a deferred provision as a result of the Company's net operating loss carryforward for income tax purposes and will not result in a cash payment.

Series A Preferred Stock dividends during the year ended December 31, 2003 and 2002 totaled $137,000 and $272,000 respectively.

Results of operations may vary from year to year due to programs with major customers, which may vary as to timing and amount from year to year. In addition, consolidation within the Company's customer base and inventory reduction efforts by major retail customers may affect the Company's revenue and operating results in subsequent years.

Liquidity And Capital Resources

In early 2003, the Company's Textile division began providing contract garment manufacturing services for a major customer. The nature of this type of business is such that a significant working capital investment is required in the early phases of the business cycle in the form of inventory. The Company's factoring agreement with CIT does not provide funding for inventory located outside of the United States, where the production takes place, but does provide funding once the goods are received in the United States. As a result, Robert A. Levinson, a stockholder, officer and director of the Company, made temporary advances to the Company during the second and third quarters of 2003 totaling $1.730 million to fund these operations. This off-shore production was completed, shipped and billed to the customer during the third and fourth quarters of 2003. At the time of billing, the Company's factoring agreement with CIT provided funding for working capital at which time the advances from Robert A. Levinson were repaid in full.

At December 31, 2003 the Company's principal sources of liquidity included cash of $44,000 and trade accounts receivable of $2.8 million.

The Company's principal sources of cash flow are from internally generated funds, borrowings under revolving credit facilities, advances under the factoring agreement and advances from Robert A. Levinson, a stockholder, officer and director.

Net cash flow used in operating activities totaled $740,000 during the year ended December 31, 2003, as compared to $1.3 million cash provided by operations during the same period last year. The increase in cash flow used by operating activities was the result of a significant decrease in net income as compared to 2002.

Net cash flow used in investing activities totaled $239,000 during the year ended December 31, 2003, as compared to $293,000 during 2002. The decrease in net cash flows used in investing activity was primarily the result of lower capital expenditures made by the Craft division.

Net cash provided by financing activities totaled $947,000 during the year ended December 31, 2003, as compared to $1.3 million of net cash used in financing activities for the year ended December 31, 2002. Net repayments under the Company's credit facilities during the year ended December 31, 2003 totaled $79,000 as compared to repayments of $997,000 during the same period last year. Net amount borrowed from factor during the year ended December 31, 2003 totaled $1.2 million versus none during the year ended December 31, 2002. Cash used for preferred stock dividend payments during the year ended December 31, 2003 totaled $136,000 as compared to $273,000 during the year ended December 31, 2002. The reduction in cash flows used in preferred stock dividend payments was due to the effect of the adoption of SFAS 150 in the third quarter of 2003 as the preferred stock dividend payment of $137,000 was included in the determination of net income. Deferred financing costs totaling $30,000 were capitalized in connection with the CIT Facility during the year ended December 31, 2002. There were no such costs in 2003.

Pursuant to a factoring agreement between CIT and the Company, CIT purchases the Textile segment's eligible trade accounts receivable without recourse and assumes substantially all credit risk with respect to such accounts. The amounts due to the Company from CIT under the factoring agreement earn no interest. The factoring agreement allows the Company to obtain advances that bear interest at 0.5% above CIT's prime rate (4.50% at December 31, 2003). The Company pledged its Textile segment's accounts receivable and property and equipment as collateral under the factoring agreement. There is no set limit on borrowings. The amount available for borrowing is based on a formula consisting of 90% of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit.

In connection with the merger of Levcor and Carlyle, the Company assumed a $3.0 million note payable to JPMorgan Chase Bank ("JPMorgan") pursuant to a promissory note due May 2, 2005 as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest on the note at December 31, 2003 was 1.9375%. In addition, Robert A. Levinson a stockholder, officer and director of the Company has provided certain additional collateral guaranteeing the note.

Mr. Levinson has agreed to personally support the Company's cash requirements to enable it to fulfill its obligations through January 1, 2006, to the extent necessary, up to a maximum amount of $3.0 million. The Company believes its reliance on such commitment is reasonable and that Mr. Levinson has sufficient liquidity and net worth to honor such commitment. The Company believes that Mr. Levinson's written commitment provides the Company with the legal right to request and receive such advances. In the event that Mr. Levinson did not honor such commitment, the Company would have the right to sue Mr. Levinson for breach of his agreement.

As of December 31, 2003, the Company owes Mr. Levinson $814,000, including accrued interest. The long-term loans, which total $500,000, together with accrued interest of $314,000, have been classified as a long-term obligation because Mr. Levinson has promised not to demand payment until at least January

1, 2006. The Company believes its reliance on such written undertaking is reasonable. In the event that Mr. Levinson did demand repayment prior to January 1, 2006, the Company believes that such demand would be unenforceable and that the Company would have the right to sue Mr. Levinson for breach of his agreement. Mr. Levinson reaffirmed this undertaking in writing on March 12, 2004.

The Company believes that cash generated from operations, the advances under the CIT factoring agreement, the proceeds from its term note with JPMorgan and loans from Mr. Levinson (if needed) will be sufficient to fund operations for the next twelve months.

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

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.7 million of which was outstanding at December 31, 2003, (ii) revolving credit advances to the Company in an amount up to $500,000 and (iii) revolving credit advances to Blumenthal and Westwater based upon eligible accounts receivable and inventory, and a Letter of Credit facility with a limit of $500,000. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.6 million due on January 1, 2006. The revolving credit advances are also due on January 1, 2006. All amounts outstanding under the CIT Facility bear interest at the Chase Bank N.A. prime rate plus 0.5% with a minimum rate of 5.0%.

In connection with the CIT Facility, the Company and its subsidiaries have made cross corporate guarantees and have issued first priority liens covering substantially all of the assets of the Company and its subsidiaries. In addition, Mr. Robert A. Levinson, a stockholder, officer and director of the Company, provided certain collateral against advances provided under the CIT Facility.

The CIT Facility contains representations and warranties and events of default customary for agreements of this nature such as restrictions on incurring more debt, acquisitions and the use of proceeds from the sales of assets, and the prohibition of preferred stock redemptions, dividend payments in excess of $300,000 per year, and a change in voting control of the Company. The CIT Facility also contains a subjective acceleration clause which states that, except for the Term Loan, all obligations shall, at CIT's option, be immediately due and payable without notice or demand upon the occurrence of any change in the Company's condition or affairs (financial or otherwise) that, in CIT's sole discretion exercised by CIT in accordance with CIT's business judgment, materially impairs the collateral or increases CIT's risk. In the case of the Term Loan, CIT may accelerate the maturity in the event of a default by the Company after thirteen months notice of such acceleration. Management of the Company believes that the likelihood of CIT accelerating the payment of any of the obligations under the CIT Facility in 2004 is remote.

During the period ended December 31, 2003, the Company was in compliance with all debt covenants.

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

The Company's Craft business is largely based on its ability to fulfill reorders of existing programs and to place new programs with its retail customers. The business is fundamentally influenced by the buying habits of consumers. Home sewing and craft activities take place on a year-round basis; however, they are generally indoor activities and as a result they experience an increased participation level during the fall, winter and early spring months. Anticipating this pattern, the Company's retail customers place somewhat larger reorders during the July through March period.

Sales are influenced by the introduction of new programs and the discontinuance of existing programs. A successful new program requires the retail customer to add the program and experience an acceptable level of sell-through. The Company develops and introduces new program ideas on a regular basis. However, there is no assurance that its retail customers will buy the new programs and if they do, there is no assurance the consumer will purchase the new product at an acceptable level.

The sale of the Company's products can be subject to substantial cyclical fluctuation. Sales may decline in periods of recession or uncertainty regarding future economic prospects that affect consumer spending, particularly on discretionary items. This cyclicality and any related fluctuation in consumer demand could have a material adverse effect on the Company's results of operations and financial condition.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"), to clarify when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which, among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities. The adoption of FIN 46 did not have an impact on the Company's financial reporting and disclosures, because the Company did not have any transactions with variable interest entities.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated SFAS No. 150 and determined that beginning July 1, 2003 the new pronouncement required its Redeemable Preferred Stock and accumulated dividends of $4.6 million to be included in total liabilities. This treatment is currently reflected in the Company's financial statements.

In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 updates portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The Company believes it is following the guidance of SAB 104.

Impact Of Inflation

The Company's results are affected by the impact of inflation on operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.

Item 7.  FINANCIAL STATEMENTS



                           LEVCOR INTERNATIONAL, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
Audited Consolidated Financial Statements


Report of Independent Certified Public Accountants...........................22


Consolidated Balance Sheet at Year Ended December 31, 2003 ..................23


Consolidated Statements of Operations for the Years Ended
December 31, 2003, and 2002 .................................................24


Consolidated Statements of Stockholders' Deficit at December 31,
2003, and 2002...............................................................25


Consolidated Statements of Cash Flows for the Years Ended
December 31, 2003, and 2002..................................................26


Notes to Consolidated Financial Statements...................................27

FRIEDMAN                                                      1700 BROADWAY
ALPREN &                                                      NEW YORK, NY 10019
GREEN LLP                                                     212-842-7000
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS                  FAX 212-842-7001
                                                              www.nyccpas.com
                                                              ---------------



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
   LEVCOR INTERNATIONAL, INC.


           We have audited the accompanying consolidated balance sheet of LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES as of December 31, 2003, and the related consolidated statements of operations, changes in cash flows and stockholders' deficit for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.



                                         Friedman Alpren & Green LLP


New York, New York
March 11, 2004

                           LEVCOR INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003
                 (In thousands except share and per share data)

ASSETS
Current Assets:
     Cash                                                            $       44
     Accounts receivable trade, net                                       2,775
     Inventories, net                                                     6,563
     Deferred income taxes                                                  842
     Other current assets                                                   231
                                                                     ----------
         Total current assets                                            10,455
                                                                     ----------
Property, Plant and Equipment, at cost                                    4,622
Less: Accumulated Depreciation and Amortization                           2,157
                                                                     ----------
       Net property, plant and equipment                                  2,465
Goodwill                                                                  4,843
Deferred income taxes                                                     4,171
Other assets                                                              1,743
                                                                     ----------
         Total Assets                                                $   23,677
                                                                     ==========

LIABILITIES
Current Liabilities:
     Accounts payable                                                $    1,827
     Due to factor                                                          845
     Revolving loan and current maturities of long-term debt              3,008
     Other current liabilities                                            1,638
                                                                     ----------
         Total current liabilities                                        7,318
                                                                     ----------
Long-term debt, less current maturities                                   4,587
Loan payable to stockholder, less current maturities                        814
Other liabilities                                                        10,341
Redeemable Preferred Stock, par value $0.01 per share
     8,000,000 shares authorized:
     Shares issued and outstanding:
         Series A - 4,555,007                                             4,555
Accumulated dividends on preferred stock                                     12
                                                                     ----------
         Total Liabilities                                               27,627
                                                                     ----------

STOCKHOLDERS' DEFICIT
Common Stock, par value $0.01 per share
      15,000,000 shares authorized;
       5,157,289 shares issued and outstanding                               52

Paid in Capital                                                          33,246
Accumulated Deficit                                                     (34,194)
Accumulated Other Comprehensive Loss                                     (2,881)
Treasury stock, 57,600 shares, at cost                                      (77)
Unearned compensation                                                       (96)
                                                                     ----------
Total  Stockholders' Deficit                                             (3,950)
                                                                     ----------
Total Liabilities and Stockholders' Deficit                          $   23,677
                                                                     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                           LEVCOR INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)

                                                                      Years Ended December 31,
                                                                      ------------------------
                                                                         2003          2002
                                                                      ----------    ----------
Net sales                                                             $   30,784    $   23,728
Cost of sales                                                             21,249        14,751
                                                                      ----------    ----------
Gross profit                                                               9,535         8,977
Selling, general and administrative expenses                               8,984         6,340
Goodwill impairment - textile segment                                      5,367            --
                                                                      ----------    ----------
(Loss) income before interest, preferred dividends and income taxes       (4,816)        2,637
Interest expense, net                                                        526           408
Dividends on  mandatory redeemable preferred stock                           136            --
                                                                      ----------    ----------
(Loss) income before income taxes                                         (5,478)        2,229
Provision for income taxes                                                  (499)         (800)
                                                                      ----------    ----------
Net (loss) income                                                         (5,977)        1,429
Less dividends on mandatory redeemable preferred stock                       137           272
                                                                      ----------    ----------
(Loss) income applicable to common stock                              $   (6,114)   $    1,157
                                                                      ==========    ==========

(Loss) income per common share:
   Basic and diluted                                                  $    (1.20)   $      .42
                                                                      ==========    ==========

Weighted average common shares outstanding - basic and diluted             5,104         2,787
                                                                      ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                           LEVCOR INTERNATIONAL, INC.
                 CONSOLIDATED STAEMENTS OF STOCKHOLDERS' DEFICIT
                      (In thousands except per share data)

                                                                Accumulated
                                Compre-                           Other
                                hensive               Additional  Compre-       Common Stock          Treasury Stock
                                Income    Accumulated   Paid in   hensive    --------------------  --------------------   Unearned
                      Total     (Loss)      Deficit     Capital   Losses      Amount     Shares     Amount     Shares   Compensation
                    ---------  ---------   ---------   --------- ---------   ---------  ---------  ---------  ---------  ---------
January 1, 2002     $  (4,115)             $ (29,237)  $  26,345 $  (1,362)  $     139  2,786,972  $      --         --  $      --
                    =========              =========   ========= =========   =========  =========  =========  =========  =========
Net income before
  preferred stock
  activity          $   1,429  $   1,429   $   1,429
Preferred stock
  dividends              (272)      (272)       (272)
Foreign
  translation
  adjustment               58         58                                58
Pension adjustment     (2,181)    (2,181)                           (2,181)
                               ---------
Total
  comprehensive
  loss                         $    (966)
                               =========
                    ---------              ---------   --------- ---------   ---------  ---------  ---------  ---------  ---------
December 31, 2002   $  (5,081)             $ (28,080)  $  26,345 $  (3,485)  $     139  2,786,972  $      --         --  $      --
                    =========              =========   ========= =========   =========  =========  =========  =========  =========

Acquisition of
  Levcor                6,588                          $   6,864             $     (87) 2,338,280  $     (77)   (57,600) $    (112)
Common stock issued         6                                  6                           17,800
Stock-based
  compensation             31                                 31                           14,237
Net loss before
  preferred stock
  activity             (5,978)    (5,978)     (5,978)
Preferred stock
  dividends              (137)      (137)       (137)
Foreign
  translation
  adjustment               42         42                                42
Amortization
  unearned
  compensation             16         16                                                                                        16
Pension adjustment        562        562                               562
                               ---------
Total
  comprehensive
  loss                         $  (5,494)
                               =========
                    ---------              ---------   --------- ---------   ---------  ---------  ---------  ---------  ---------
December 31, 2003   $  (3,950)             $ (34,194)  $  33,246 $  (2,881)  $      52  5,157,289  $     (77)   (57,600) $     (96)
                    =========              =========   ========= =========   =========  =========  =========  =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                           LEVCOR INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                  Years Ended December 31
                                                                 ------------------------
                                                                    2003          2002
                                                                 ----------    ----------
Cash Flows From Operating Activities:
Net (loss) income                                                $   (5,977)   $    1,429
Reconciliation of net income to net cash provided by
   (used in) operations:
      Goodwill impairment - textile segment                           5,367            --
      Depreciation and amortization                                     470           571
      Deferred tax provision                                            557           (72)
      Stock based compensation                                           31            --
      Changes in operating assets and liabilities:
        Accounts receivable                                            (146)          227
        Inventories                                                      85          (675)
        Other current assets                                             72            --
        Other assets                                                   (121)         (491)
        Accounts payable                                               (528)          334
        Other current liabilities                                      (345)          359
        Other liabilities                                              (205)         (416)
                                                                 ----------    ----------
           Net cash (used in) provided by operating activities         (740)        1,266
                                                                 ----------    ----------

Cash Flows From Investing Activities:
Capital expenditures                                                   (158)         (247)
Cash acquired from acquisition                                            4            --
Investment in other assets                                              (85)          (46)
                                                                 ----------    ----------
           Net cash used in investing activities                       (239)         (293)
                                                                 ----------    ----------

Cash Flows From Financing Activities:
Revolving loan and long-term debt, net                                  (79)         (997)
Due to factor                                                         1,162            --
Dividends on redeemable preferred stock                                (137)         (273)
Deferred financing costs                                                 --           (30)
                                                                 ----------    ----------
           Net cash provided by (used in) financing activities          947        (1,300)
                                                                 ----------    ----------

Decrease in cash                                                        (27)         (327)
Cash at beginning of year                                                71           398
                                                                 ----------    ----------
Cash at end of year                                              $       44    $       71
                                                                 ==========    ==========

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:

     Interest                                                    $      526    $      415
                                                                 ==========    ==========

     Dividends on redeemable preferred stock                     $      137    $      272
                                                                 ==========    ==========

     Income taxes                                                $      299    $      441
                                                                 ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   Levcor International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements



1 -      SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Liquidity:
----------------------------------
Levcor International, Inc. (the "Company") (i) operates a textile business that produces fabrics and garments for sale in the apparel industry and (ii) manufactures, packages and distributes a line of buttons and other craft products for sale in the home sewing and craft retail industry. The Company sells its products to customers primarily in the United States and also has distribution in Canada and Europe. Effective January 6, 2003 Carlyle Industries, Inc. was merged into Levcor International, Inc. as discussed in note 2.

Consolidation:
-------------
The Consolidated Financial Statements include the accounts of the Company and all subsidiaries after elimination of intercompany items and transactions.

Use of Estimates:
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents:
----------------
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Property, Plant and Equipment:
-----------------------------
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed principally by the straight-line method for each class of depreciable and amortizable assets based on their estimated useful lives. Buildings and improvements, machinery and equipment, and furniture, fixtures and leasehold improvements are generally depreciated over periods of 20-35, 5-25 and 5-10 years, respectively.

Accounts Receivable
-------------------
Accounts receivable are stated at the amount management expects to collect. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Accounts balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Accounts Receivable Factored:
----------------------------
Under a factoring agreement with CIT Group/Financial Services, Inc. ("CIT" or the "factor"), the factor purchases the Textile division's trade accounts receivable without recourse and assumes substantially all credit risks with respect to such accounts. The factoring agreement allows the Company to obtain advances, computed on a borrowing base formula from the factor at 4.50% (prime rate plus 0.5%). The amounts due to the Company from the factor earn no interest. The Company has pledged its accounts receivable and property and equipment as collateral under the factoring agreement.

Impairment:
----------
Long-term assets are reviewed for impairment following the provisions of SFAS Number 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations.

Goodwill:
--------
The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") as of January 1, 2002. Under SFAS 142, goodwill is reviewed for impairment annually, or more frequently if impairment indicators arise.

Income Taxes:
------------
Deferred income taxes are determined using the liability method following the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", whereby the future expected consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements are recognized as deferred tax assets and liabilities

Environmental Liabilities:
-------------------------
The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

Foreign Currency Translation:
----------------------------
For translation of its non-U.S. dollar currencies, the Company has determined that the local currency of its international subsidiary is the functional currency. In consolidating the international subsidiary, balance sheet currency effects are recorded as a component of accumulated other comprehensive income. This equity account includes the results of translating all balance sheet assets and liabilities at current exchange rates. Net currency transaction and translation gains and losses included in income were not material

Financial Instruments:
---------------------
The Company's financial instruments are comprised of revolving debt, long-term debt, loans payable to Robert A. Levinson and Series A Redeemable Preferred Stock at December 31, 2003. The fair values of the revolving debt, long-term debt and loans payable to Robert A. Levinson approximate the carrying values because these obligations had market-based interest rates.

Revenue Recognition:
-------------------
Revenue is recognized when goods are shipped to customers. Usual sales terms are F.O.B. shipping point, at which time the Company has performed all obligations to consummate the sale.

Classification of Expenses:
--------------------------
The significant components of cost of sales are raw materials, labor, shipping and handling and depreciation. The significant components of selling, general and administrative expenses are commissions, sales salaries, trade and consumer advertising, trade show costs, management salaries, costs associated with product development activities, office rent and professional fees.

Stock-Based Compensation Plans:
------------------------------
The Company maintains a stock option plan, as more fully described in Note 16 to the financial statements, accounted for using the "intrinsic value" method pursuant to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The fair value of options granted and the pro forma effects on the Company's net income (loss) and net income
(loss) per share are disclosed pursuant to SFAS 123.

Earnings (Loss) Per Common Share:
--------------------------------
The computation of basic net income (loss) per share of common stock is based upon the weighted average number of common shares outstanding during the period. Diluted net income per common share reflects additional shares from the assumed exercise of stock options (see Note 15), if dilutive. Prior periods outstanding shares and earnings per share have been adjusted for the 1 for 5 reverse split which was effective January 6, 2003 as a result of the merger.

Reclassifications:
-----------------
Certain reclassifications have been made to the prior period's financial statements to conform to the current period presentation.

New Accounting Pronouncements:
-----------------------------
In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"), to clarify when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which, among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities. The adoption of FIN 46R did not have an impact on the Company's financial reporting and disclosures, because the Company did not have any transactions with variable interest entities.

In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated SFAS No. 150 and determined that beginning July 1, 2003 the new pronouncement required its Redeemable Preferred Stock and accumulated dividends of $4.6 million to be included in total liabilities. This treatment is currently reflected in the Company's financial statements. (See Note 14.)

In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB" No. 104, "Revenue Recognition." SAB 104 updates portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The Company believes it is following the guidance of SAB 104.

2 -      MERGER WITH CARLYLE INDUSTRIES, INC.

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

The pro forma purchase price allocation is presented below. During the third quarter of 2003, the Company obtained an appraisal of the trademark and adjusted the carrying value accordingly. The calculation of the purchase price and the allocation to assets and liabilities are as follows (dollars in thousands):

         Purchase price allocation:
                  Fair value of shares of Carlyle common stock deemed issued   $    5,986
                  Fair value of outstanding vested and unvested options,
                       net of unearned compensation of $112                           601
                  Direct acquisition costs incurred by Carlyle                        225
                                                                               ----------
                           Total purchase price                                     6,812
                  Fair value of Levcor liabilities deemed assumed by Carlyle        5,730
                                                                               ----------
                           Total purchase price plus liabilities deemed
                           assumed by Carlyle                                  $   12,542
                                                                               ==========

         Fair value of Levcor assets deemed acquired:
                  Current assets                                               $    1,972
                  Fixed assets                                                         59
                  Deferred tax asset                                                2,100
                  Other assets                                                         35
                  Trademark                                                           709
                  Goodwill                                                          7,667
                                                                               ----------
                  Total assets deemed acquired                                     12,542
                                                                               ----------
               Current liabilities                                                 (1,945)
               Long term debt                                                      (3,785)
                                                                               ----------
               Total liabilities deemed assumed                                    (5,730)
                                                                               ----------
               Net assets deemed acquired                                      $    6,812
                                                                               ==========

                         Pro Forma Financial Information

The results of operations of Carlyle are included in the Company's Consolidated Statements of Operations as of the acquisition date of January 6, 2003. Because there was no material business conducted by Carlyle in the two business days before the merger, the results of operations for the year ended December 31, 2003 represent the results of operations of the combined entities for the full year.

The following pro forma income statement for the year ended December 31, 2002 has been prepared assuming the merger was consummated on January 1, 2002. All pro forma information is based on estimates and assumptions deemed appropriate by the Company. The pro forma information is presented for illustrative purposes only. The pro forma information should not be relied upon as an indication of the operating results that the Company would have achieved if the transaction had occurred on January 1, 2002. The pro forma information also should not be used as an indication of the future results that the Company will achieve after the transaction.

                                                                 Year Ended
                                                              December 31, 2002
                                                                (Dollars in
                                                                  thousands)
                                                                 -----------

         Net revenue                                             $    34,225
         Cost of goods sold                                           23,181
                                                                 -----------
         Gross profit                                                 11,044
                                                                 -----------
         Selling, general and administrative expenses                  8,908
         Loss on impairment of assets held for sale                      169
                                                                 -----------
         Income before interest and income taxes                       1,967
         Interest expense                                                610
                                                                 -----------
         Income before income taxes                                    1,357
         Provision for income taxes                                      489
                                                                 -----------
         Income before preferred dividends                               868
         Dividends on mandatory preferred stock                          272
                                                                 -----------
         Net income applicable to common stock                   $       596
                                                                 ===========

         Earnings per common share:

         Basic earnings per common share                         $       .12
                                                                 ===========
         Diluted earnings per common share                       $       .11
                                                                 ===========

         Weighted average number of common shares outstanding:
            Basic                                                      5,123
            Potential common shares                                       72
                                                                 -----------
            Diluted                                                    5,195
                                                                 ===========

3 -      SEGMENT INFORMATION

The Company operates in two reportable segments: Textile and Craft. Prior to the merger of Carlyle and Levcor, the Company operated only the Craft segment. Accounting policies of the two segments are substantially the same as those described in the summary of significant accounting policies as presented in Note
1. All revenues generated in the segments are external. The following table sets forth information regarding operations and assets by reportable segment (dollars in thousands):

                                                        Year Ended December 31,
                                                       ------------------------
                                                          2003          2002
                                                       ----------    ----------
         Revenue:
           Textile                                     $    8,436    $       --
           Craft                                           22,348        23,728
                                                       ----------    ----------
                                                       $   30,784    $   23,728
                                                       ==========    ==========
         Operating income (loss):
           Textile                                     $   (6,531)   $       --
           Craft                                            3,116         3,562
                                                       ----------    ----------
                                                       $   (3,415)   $    3,562
                                                       ==========    ==========

         Corporate general and
           administrative expense                      $   (1,401)   $     (925)
           Interest expense, net                             (526)         (408)
         Dividends on mandatory redeemable
            preferred stock                                  (273)         (272)
         Provision for income taxes                          (499)         (800)
                                                       ----------    ----------
         Net (loss) income applicable to common stock  $   (6,114)   $    1,157
                                                       ==========    ==========

         Depreciation and amortization:
           Textile                                     $       34    $       --
           Craft                                              420           571
                                                       ----------    ----------
                                                       $      454    $      571
                                                       ==========    ==========
         Capital expenditures:
           Textile                                     $       62    $       --
           Craft                                               96           247
                                                       ----------    ----------
                                                       $      158    $      247
                                                       ==========    ==========

4 -      INVENTORIES

The components of inventories as of December 31, net of reserves are as follows (dollars in thousands):

                                                          2003
                                                       ---------
         Raw materials                                 $   2,715
         Work in progress                                     69
         Finished goods                                    3,779
                                                       ---------
                                                       $   6,563
                                                       =========

At December 31, 2003 inventories were valued on a weighted-average cost method basis. Inventories are stated at the lower of cost or market. Cost elements included in inventory are material, labor and overhead, primarily using standard cost, which approximates actual cost.

5 -      GOODWILL AND OTHER INTANGIBLE ASSETS

In 2002, the Company adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, an impairment evaluation of goodwill and other intangible assets is conducted annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of that reporting unit's goodwill is determined by allocating the reporting unit's fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference. As a result of this third party evaluation, $5.4 million of impairment was recorded in the fourth quarter of 2003.

A summary of the change in the carrying amount of goodwill by reportable segment for the period ended December 31, 2003 is as follows (dollars in thousands):

                                            Textile       Craft         Total
                                          ----------    ----------   ----------
         Balance as of January 1, 2003    $       --    $    2,543   $    2,543
         Goodwill acquired                     7,667            --        7,667
         Impairment recorded                  (5,367)           --       (5,367)
                                          ----------    ----------   ----------
         Balance as of December 31, 2003  $    2,300    $    2,543   $    4,843
                                          ==========    ==========   ==========


6 -      OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Other current liabilities and other liabilities as of December 31 consist of the following (dollars in thousands):

         Current                                                     2003
         -------                                                  ---------
         Salaries, wages, bonuses and other compensation......    $     862
         Other................................................          776
                                                                  ---------
                                                                  $   1,638
                                                                  =========

         Long Term                                                   2003
         ---------                                                ---------
         Pension liabilities..................................    $   5,710
         Environmental accruals...............................        1,239
         Other post-retirement benefits.......................        2,386
         Other liabilities....................................        1,006
                                                                  ---------
                                                                  $  10,341
                                                                  =========

7 -      LEASE PAYMENTS

The following is a schedule of future minimum lease payments under non-cancelable operating leases at December 31, 2003 (dollars in thousands):

                     2004                          $     407
                     2005                                398
                     2006                                274
                     2007                                 32
                                                   ---------
                                                   $   1,111
                                                   =========

Rental expense for premises leased by the Company under operating leases totaled $362,000 and $195,000 during the years ended December 31, 2003 and 2002.

8 -      SHORT TERM AND LONG TERM DEBT

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

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.7 million of which was outstanding at December 31, 2003, (ii) revolving credit advances to the Company in an amount up to $500,000 and (iii) revolving credit advances to Blumenthal and Westwater based upon eligible accounts receivable and inventory, and a Letter of Credit facility with a limit of $500,000. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.6 million due on January 1, 2006. The revolving credit advances are also due on January 1, 2006. All amounts outstanding under the CIT Facility bear interest at the Chase Bank N.A. prime rate plus 0.5% with a minimum rate of 5.0%.

In connection with the CIT Facility, the Company and its subsidiaries have made cross corporate guarantees and have issued first priority liens covering substantially all of the assets of the Company and its subsidiaries. In addition, Mr. Robert A. Levinson, a stockholder, officer and director of the Company, provided certain collateral against advances provided under the CIT Facility.

The CIT Facility contains representations and warranties and events of default customary for agreements of this nature such as restrictions on incurring more debt, acquisitions and the use of proceeds from the sales of assets, and the prohibition of preferred stock redemptions, dividend payments in excess of $300,000 per year, and a change in voting control of the Company. The CIT Facility also contains a subjective acceleration clause which states that, except for the Term Loan, all obligations shall, at CIT's option, be immediately due and payable without notice or demand upon the occurrence of any change in the Company's condition or affairs (financial or otherwise) that, in CIT's sole discretion exercised by CIT in accordance with CIT's business judgment, materially impairs the collateral or increases CIT's risk. In the case of the Term Loan, CIT may accelerate the maturity in the event of a default by the Company after thirteen months notice of such acceleration. Management of the Company believes that the likelihood of CIT accelerating the payment of any of the obligations under the CIT Facility in 2004 is remote.

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

The promissory note payable to JPMorgan in the amount of $3.0 million is dated May 2, 2002 and has a maturity date of May 2, 2005, as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at December 31, 2003 was 1.9375%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

Robert A. Levinson has made long-term loans totaling $500,000 to the Company. Mr. Levinson has agreed not to require payment of these loans and $314,000 of related accrued interest at December 31, 2003 prior to January 1, 2006.

Robert A. Levinson has also agreed to continue to personally support the Company's cash requirements as necessary, up to a maximum amount of $3.0 million, to enable the Company to meet its current obligations through January 1, 2006 and to fund future operations. In connection with this agreement, Mr. Levinson advanced $1.730 million to the Company during 2003, and all such advances were repaid by the Company to Mr. Levinson during the third and fourth quarters of 2003.

During the period ended December 31, 2003, the Company was in compliance with all debt covenants.

9 -      PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company sponsors a defined benefit plan, which requires no contribution from the employees. The plan was frozen as of December 31, 1994, and no new employees have been eligible to join this plan since that date. Prior to December 31, 1994, the plan covered substantially all employees. The employees covered under the plan do not receive any additional accruals for service rendered after December 31, 1994. Plan assets consist principally of common stocks and U.S. Government and corporate obligations.

The benefits under this plan are determined based on formulas, which reflect the employees' years of service and compensation during their employment period. The projected unit credit method is used to determine pension cost. Funding requirements for the plan are based on the unit credit method. The Company's policy is to fund pension cost as required by ERISA.

The Company provides certain health and life insurance benefits for eligible retirees and their dependents. The Company accounts for post-retirement benefits in accordance with SFAS Number 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions", whereby the cost of post-retirement benefits are accrued during employees' working careers. The plan is not funded. The Company's policy is to pay the cost of benefits as incurred. Certain benefits are available to full-time employees who were over age 30, as of January 1, 1992, provided such employees work for the Company for 25 years and reach certain ages, but not less than age 55. Employees hired after January 1, 1993 are not eligible to receive benefits under this plan.

The prepaid pension balance of $537,000 at December 31, 2003 is included in Other Assets on the Company's consolidated balance sheets. A decrease in the minimum pension liability in the amount of $878,000 has been recorded on the December 31, 2003 balance sheet in connection with this plan and a corresponding credit to stockholders' equity net of a deferred tax expense of $316,000 has also been recorded. These adjustments were recognized and credited to "Accumulated Other Comprehensive Earnings". The minimum pension liability as of December 31, 2003 was based on the plan's portfolio investments as of such date which totaled $17.5 million, and the actuarially determined accumulated benefit obligation.

                                                               Pension Benefits                Other Benefits
                                                                  Years Ended                   Years Ended
                                                                  December 31,                  December 31,
                                                           -------------------------     -------------------------
         Dollars in thousands:                                2003           2002           2003           2002
                                                           ----------     ----------     ----------     ----------
         Change in benefit obligation
         Benefit obligation at beginning of year           $   21,056     $   20,634     $    1,981     $    1,925
         Service cost                                              --             --             (1)            --
         Interest costs                                         1,356          1,422            123            126
         Actuarial (gain) loss                                    820            740            (91)           174
         Benefits paid                                         (1,780)        (1,740)          (144)          (244)
                                                           ----------     ----------     ----------     ----------
         Benefit obligation at end of year                 $   21,452     $   21,056     $    1,868     $    1,981
                                                           ==========     ==========     ==========     ==========

         Change in plan assets:
         Fair value of plan assets at beginning of year    $   16,251     $   19,236     $       --     $       --
         Actual return on plan assets                           3,035         (1,245)            --             --
         Employer contribution                                     --             --             --             --
         Benefits paid                                         (1,780)        (1,740)            --             --
                                                           ----------     ----------     ----------     ----------
         Fair value of plan assets at end of year          $   17,506     $   16,251     $       --     $       --
                                                           ==========     ==========     ==========     ==========

         Funded status                                     $   (3,946)    $   (4,806)    $   (1,868)    $   (1,981)
         Unrecognized net actuarial loss (gain)                 4,483          5,361           (418)          (367)
         Unrecognized prior service cost                           --             --           (100)          (115)
                                                           ----------     ----------     ----------     ----------
         Accrued benefit (cost) prepaid                    $      537     $      555     $   (2,386)    $   (2,463)
                                                           ==========     ==========     ==========     ==========

         Weighted average assumptions as of December 31:
         Discount rate                                           6.25%          6.75%          6.25%          6.75%
         Expected return on plan assets                          8.00%          8.00%           N/A            N/A
         Rate of compensation increase                            N/A            N/A            N/A            N/A

         Components of net periodic benefit cost:
         Service                                           $       --     $       --     $       (1)    $       --
         Interest cost                                          1,356          1,422            123            126
         Expected return on plan assets                        (1,408)        (1,560)            --             --
         Amortization of prior service cost                        --             --            (15)           (15)
         Recognized net actuarial loss (gain)                      70            138            (40)          (120)
                                                           ----------     ----------     ----------     ----------
         Net periodic benefit cost (gain)                  $       18     $       --     $       67     $       (9)
                                                           ==========     ==========     ==========     ==========

The Company's accumulated benefit obligation under its defined benefit plan at December 31, 2003 and 2002 was $21,452,054 and $21,056,455 respectively. The
Company does not anticipate a contribution to this plan in 2004.

The Company's defined benefit plan asset target allocation for 2004, the actual allocation as of December 31, 2003 and 2002, and the expected long-term rates of return by asset category for 2003 are as follows:

                                                                            Weighted Average
                                                    Percentage of Plan     Expected Long-term
                             Target Allocation   Asset as of December 31,   Rates of Return
         Asset Category            2004            2003          2002             2003
         -----------------   -----------------   -----------------------   ------------------
         Equity securities        40-85%            78%           74%               9%
         Debt securities          15-16%            21%           25%               5%
         Other                     0-10%             1%            1%              --
                                                  ----          ----             ----
            Total                                  100%          100%               8%
                                                  ====          ====             ====

A one-percentage-point change in assumed health care cost trend rates would not change the actuarial present value of the accumulated post-retirement benefit obligations due to annual limitations of Company contributions per employee. Estimated future benefit payments under the Company's post retirement medical plan are as follows (in thousands of dollars):

                           2005              $  230
                           2006                 225
                           2007                 220
                           2008                 211
                           2009                 195
                           Thereafter           779

On December 8, 2003, the President of the United States signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act introduces a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The accumulated benefits obligation or net periodic post-retirement benefits cost in the consolidated financial statements and accompanying notes do not reflect the effects of the Act on the Company's post-retirement benefit plan.

10 -     EMPLOYEE BENEFIT PLAN

The Company's eligible employees may participate in a Company-sponsored 401(k) benefit plan. This Plan covers substantially all employees and permits employees to defer up to 15% of their salary up to statutory maximums. The plan also provides for matching contributions by the Company of up to 75% of the first 2% of salary deferral and 50% of the next 2% of salary deferral. Total Company matching contributions in 2003 were $82,243. During 2003, 114 employees participated in the plan.

11 -     CUSTOMER AND SUPPLIER CONCENTRATIONS

During the years ended December 31, 2003 and 2002, the Company conducted business with four customers whose aggregate sales volume represented approximately 79%, and 71% of the Company's net revenues, respectively. These customers also represented approximately 82% of the total outstanding accounts receivable as of December 31, 2003. A reduction in sales to any of these customers could adversely impact the financial condition and results of operations of the Company.

The principal raw materials used by the Textile division to fabricate textiles are typically a combination or blend of two or more fibers, such as rayon, acetate, polyester, cotton and acrylic. National Spinning Company and Fairfield Textile Corp. supplied approximately 24% and 10% respectively of the Textile division's raw materials in 2003.


12 -     RELATED PARTY TRANSACTION

Robert A. Levinson has provided long-term loans of $500,000 to the Company, pledged collateral in support of certain Company obligations and in the second and third quarters of 2003 made cash advances to the Company totaling $1.730 million. Mr. Levinson's outstanding advances and long-term loans accrue interest at a rate of 6% per annum. See Note 8 for a description of these transactions.

In addition to being a director of the Company, Edward H. Cohen serves as counsel to Katten Muchin Zavis Rosenman, New York, New York, legal counsel to the Company. During the year ended December 31, 2003, fees for services provided to the Company by Katten Muchin Zavis Rosenman totaled $486,000 of which $357,000 was related to the Carlyle merger transaction and had been accrued and expensed as of December 31, 2002. Mr. Cohen does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

13 -     INCOME TAXES

(Loss) income before income taxes for the years ended December 31 consisted of the following components (dollars in thousands):

                                                2003           2002
                                             ----------     ----------
         United States                       $   (5,238)    $    2,382
         Foreign                                   (240)          (153)
                                             ----------     ----------
                                             $   (5,478)    $    2,229
                                             ==========     ==========

The components of the income tax provision or (benefit) are (dollars in thousands):

                                                      Years Ended December 31,
                                                      ------------------------
                                                         2003          2002
                                                      ----------    ----------

         Current provision (benefit)                  $      (34)   $      872
         Deferred provision (benefit)
           -Temporary differences                            533           (72)
                                                      ----------    ----------
         Income tax provision as per
           Consolidated Statement of Operations       $      499    $      800
                                                      ==========    ==========
         Deferred provision (benefit)
           -Tax effect of other comprehensive
              income (loss)                                  340         (1194)
                                                      ----------    ----------
         Total provision                              $      839    $     (394)
                                                      ==========    ==========

The Company's tax provision differed from that which would have been provided at a 34% rate as follows (dollars in thousands):

                                                  Years Ended December 31,
                                                   ----------------------
                                                      2003         2002
                                                   ---------    ---------
       Federal (benefit) provision at 34%          $  (1,863)   $     733
       State and local provision, net                     --           67
       Increase in net operating loss                  1,863           --
       Overaccrual in prior year                         (34)          --
       Deferred tax provision                            533           --
                                                   ---------    ---------
                                                   $     499    $     800
                                                   =========    =========

At December 31, 2003, the components of the net deferred tax asset are (dollars in thousands):

                                                          2003
                                                       ---------
       Book value of fixed assets over tax basis       $    (436)
       Pension liabilities                                 2,391
       Other post-retirement benefit liability               859
       Environmental accruals                                526
       Operating and capital loss carryforwards            1,434
       Other,  net                                           239
                                                       ---------
                                                       $   5,013
                                                       =========

The Company had a net operating loss carryforward of $5,184,000 expiring through 2023. Based on the Company's business plan for the future, management is of the opinion that it is more likely than not that the deferred tax asset at December 31, 2003 will be realized.

14 -     REDEEMABLE PREFERRED STOCK

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

Effective July 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities" ("SFAS 150"). Accordingly, the redeemable preferred stock has been classified as a liability in the balance sheet at redemption value as of December 31, 2003. The Statements of Operations for year ended December 31, 2003 include $137,000 of preferred stock dividends paid during the third and fourth quarters of 2003 which have been included in the determination of operating income. For periods prior to July 1, 2003, such redeemable preferred stock dividend payments are reported as an adjustment to net income to arrive at net income available to common stock. In accordance with SFAS 150, dividend payments made in the first and second quarters of 2003 and all comparable quarters of 2002 are not permitted to be reclassified to the current accounting treatment and as a result they continue to be presented on a separate line.

15 -     COMMON STOCK AND (LOSS) EARNINGS PER COMMON SHARE

Between January 1, 2003 and December 31, 2003, the Company issued an aggregate of 14,237 shares of common stock to Directors in lieu of cash for Directors' fees and recorded such issuance as stock based compensation expense.

Loss (earnings) per common share have been computed on the basis of weighted average common shares outstanding after providing for preferred dividend requirements. Diluted earnings per common share includes the effect of stock options. There were no dilutive options outstanding during the years ending December 31, 2003 and 2002.

The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) earnings per common share computations for the years ended December 31, 2003 and 2002 (dollars in thousands, except per share amounts):

                                                   Income
Year ended December 31, 2003:                      (Loss)        Shares     Per Share
                                                 ----------    ----------   ----------
     Basic (loss) applicable to common stock     $   (6,114)    5,103,520   $    (1.20)
     Effect of dilutive options                          --       249,795           --
                                                 ----------    ----------   ----------
     Diluted (loss) applicable to common stock   $   (6,114)    5,353,315   $    (1.20)
                                                 ==========    ==========   ==========


Year ended December 31, 2002:
     Basic income available to common stock      $    1,157     2,786,972   $      .42
     Effect of dilutive options                          --            --           --
                                                 ----------    ----------   ----------
     Diluted income available to common stock    $    1,157     2,786,972   $      .42
                                                 ==========    ==========   ==========

16 -     STOCK OPTION PLAN

As of December 31, 2002, the Company's stockholders adopted the 2002 Stock Option Plan (the "Plan"). Grants under the Plan may consist of incentive stock options, non-qualified stock options, stock appreciation rights in tandem with stock options or freestanding, restricted stock grants, or restored options. In connection with the Plan, 550,000 shares of Common Stock were available for grants at the start of the Plan. The Company granted options on 200,000 shares through December 31, 2003 in connection with the Plan. Under the Plan, the option exercise price equals the stock's market price on date of grant. Plan options vest over a three-year period and expire after ten years.

In connection with the merger as discussed in Note 2, there are 262,400 options outstanding under a previous Levcor stock option plan which has terminated, at a weighted average exercise price of $.81 per option as of December 31, 2002. Also, in connection with the Levcor and Carlyle merger, 220,000 options which were outstanding at December 31, 2002 were assumed by Levcor and became fully vested.

The Company accounts for stock options in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123 provides that stock-based awards be measured at their fair value at the grant date in accordance with a valuation model. This measurement may either be recorded in the Company's basic financial statements or the pro forma effect on earnings may be disclosed in its financial statements. The Company has elected to provide the pro forma disclosures. The Company's reported and pro forma net income (loss) and related per share amounts are as follows (dollars in thousands, except per share amounts):

                                                       2003          2002
                                                    ----------    ----------
         (Loss) income applicable to common stock
               As Reported                          $   (6,114)   $    1,157
               Pro Forma                            $   (6,302)   $    1,103
         Basic EPS:
               As Reported                          $    (1.20)   $      .42
               Pro Forma                            $    (1.23)   $      .40
         Diluted EPS:
               As Reported                          $    (1.20)   $      .42
               Pro Forma                            $    (1.23)   $      .40

A summary of the status of outstanding grants and weighted average exercise prices at December 31, 2003 and 2002 and changes during the years then ended is presented in the table and narrative below (shares in thousands):

                                           2003                   2002
                                   --------------------   -------------------
                                    Shares      Price      Shares     Price
                                   --------    --------   --------   --------
Beginning of year                       220    $   6.05        183   $   7.05
Issued in merger                        262         .81         --         --
Granted                                 200        2.45         37        .95
Exercised                               (18)        .34         --         --
Forfeited                                --          --         --         --
Expired                                  (3)        .50         --         --
                                   --------    --------   --------   --------
End of year                             661    $   3.05        220   $   6.05
                                   ========    ========   ========   ========
Shares exercisable at year-end          447                    176
                                   ========               ========
Weighted average exercise
  price of exercisable options     $   3.38               $   7.10
                                   ========               ========

The fair value of each option grant in 2003 and 2002 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, risk-free interest rates of 3.93 and 4.50 percent, expected dividend yields of zero percent; expected lives of 10 years; expected volatility of 45 and 120 percent. During 2003 and 2002, the Company issued 200,000 and 37,000 options with an estimated fair value of $296,000 and $100, respectively.

Summary information about the Company's stock options outstanding at December 31, 2003 is as follows:

                                                  Options o/s                   Options o/s
           Date           Options      Exercise        X         Contractual         X
          Granted       Outstanding      Price    Exerc. Price     Periods          C.P
         --------------------------------------------------------------------------------
         12/14/1994        12,000         50.00      600,000           .9          11,375
         12/01/1995         1,900         15.63       29,688          1.1           2,056
         05/09/1996           400         10.63        4,250          2.4             940
         05/16/1997        29,056         10.00      290,560          3.4          97,915
         02/11/1998        50,000           .63       31,250          4.1         205,616
         02/25/1998         4,444          6.56       29,164          4.2          18,446
         12/10/1998        10,000          5.00       50,000          4.9          49,397
         01/04/1999         1,500          2.00        3,000          5.0           7,512
         12/29/1999       105,000          2.50      262,500          6.0         629,137
         01/03/2000         2,700          1.11        3,000          6.0          16,215
         12/13/2000       150,000           .81      121,875          7.0       1,042,603
         01/02/2001         2,400          1.25        3,000          7.0          16,813
         01/09/2001        30,000          1.10       33,000          7.0         210,740
         12/13/2001        20,000          1.15       23,000          8.0         159,014
         02/14/2002        37,000           .95       35,340          8.1         302,186
         02/15/2002         5,000          2.10       10,500          8.1          40,630
         07/14/2003       200,000          2.45      490,000          9.5       1,906,849
                      -------------------------------------------------------------------

                          661,600(2)               2,020,126(1)                 4,717,445(3)
    Weighted Average
      Exercise Price               (1)/(2) 3.05
                                          =====

    Weighted Average
      Contractual Periods          (3)/(2) 7.13
                                          =====

17 -     COMMITMENT AND CONTINGENCIES

The Company may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, there are no matters outstanding that would have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Company is subject to a number of federal, state and local environmental laws and regulations, including those concerning the treatment, storage and disposal of waste, the discharge of effluents into waterways, the emissions of substances into the air and various health and safety matters. In addition, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and comparable state statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. These parties are typically identified as "potentially responsible parties" or "PRP's".

A property owned by the Carlyle Manufacturing Company, Inc. ("CM") (a non-operating subsidiary) located at 30 Echo Lake Road in Watertown, Connecticut was being investigated by the United States Environmental Protection Agency ("EPA") during the early 1990's for possible inclusion on the National Priorities List promulgated pursuant to CERCLA but no such listing ever occurred. A Site Inspection conducted at this location detected certain on-site soil and groundwater contamination, as well as contamination of nearby water. This site is listed on the Connecticut State Hazardous Waste Disposal Site list, but remediation activity has not been required by the Connecticut Department of Environmental Protection ("CTDEP"). The Company has accrued approximately $400,000 in connection with the estimated cost to remediate the site.

On or about June 1992 the Company received notices from the EPA that the Company, Belding Corticelli Thread Co. ("BCTC") (a discontinued operation) and CM had been identified, along with 1,300 other parties, as PRPs in connection with the alleged release of hazardous substances from the Solvents Recovery Service of New England Superfund Site in Southington, Connecticut (the "SRS site"). The Company settled its alleged liability in connection with the SRS sites by paying $1,626 in connection with a settlement offered to de minimis parties at the SRS site in 1994. BCTC and CM, along with other PRPs, committed to perform the Remedial Investigation and Feasibility Study ("RIFS") and two Non-Time Critical Removal Actions ("NTCRA") at the SRS site. The RIFS, and the first NTCRA (except for certain maintenance activities) have been completed. BCTC and CM have been allocated approximately .04% and 1.26%, respectively, of costs incurred to date, based on their alleged volume of waste shipped to the SRS site. It is presently anticipated that EPA will issue the record of decision for this site sometime between the third quarter of 2004 and the third quarter of 2005. The Company is unable, at this time, to estimate the ultimate cost of the remedy for the SRS site. The Company has accrued approximately $800,000 in connection with this site.

The amounts referred to above do not include costs that the Company or its subsidiaries may incur for consultants' or attorneys' fees or for administrative expenses in connection with the Company's participation as part of a PRP group. The reserve the Company has established for environmental liabilities, in the amount of $1.2 million, represents the Company's best current estimate of the costs of addressing all identified environmental problems, including the obligations of the Company and its subsidiaries relating to the Remedial Investigation and two Non-Time Critical Removal Actions at the Solvents Recovery Superfund site, based on the Company's review of currently available evidence, and takes into consideration the Company's prior experience in remediation and that of other companies, as well as public information released by EPA and by the PRP groups in which the Company or its subsidiaries are participating. Although the reserve currently appears to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and no assurances can be given that the Company's estimate of any environmental liability will not increase or decrease in the future. The uncertainties relate to the difficulty of estimating the ultimate cost of any remediation that may be undertaken, including any operating costs associated with remedial measures, the duration of any remediation required, the amount of consultants' or attorneys' fees that may be incurred, the administrative costs of participating in the PRP groups, and any additional regulatory requirements that may be imposed by the federal or state environmental agencies.

18 - UNAUDITED QUARTERLY RESULTS OF OPERATIONS: (IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                     December 31, September 30,  June 30,     March 31,
Quarter Ended                                           2003          2003         2003          2003
                                                     ----------    ----------   ----------    ----------
Net sales                                            $    6,666    $   10,781   $    6,106    $    7,231
Cost of sales                                             5,070         7,689        4,074         4,416
                                                     ----------    ----------   ----------    ----------
Gross profit                                         $    1,596    $    3,092   $    2,032    $    2,815
                                                     ==========    ==========   ==========    ==========

(Loss) income applicable to common stock             $   (6,602)   $      445   $     (176)   $      219
                                                     ==========    ==========   ==========    ==========

Basic and diluted (loss) income per common share $        (1.29)   $      .08   $     (.03)   $      .04
                                                     ==========    ==========   ==========    ==========


                                                     December 31, September 30,  June 30,     March 31,
Quarter Ended                                           2002          2002         2002          2002
                                                     ----------    ----------   ----------    ----------
Net sales                                            $    6,214    $    5,912   $    6,344    $    5,258
Cost of sales                                             3,823         3,860        4,096         2,972
                                                     ----------    ----------   ----------    ----------
Gross profit                                         $    2,391    $    2,052   $    2,248    $    2,286
                                                     ==========    ==========   ==========    ==========

Income applicable to common stock                    $      504    $      152   $      262    $      239
                                                     ==========    ==========   ==========    ==========

Basic and diluted income per common share            $      .18    $      .05   $      .09    $      .09
                                                     ==========    ==========   ==========    ==========

Per share amounts in 2002 have been adjusted to reflect the 1 for 5 reverse stock split which was deemed to have occurred on January 6, 2003.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

Item 8A. CONTROLS AND PROCEDURES.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial

Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

No change occurred in the Company's internal controls concerning financial reporting during the fourth quarter of the fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

10.28 1994 Carlyle Industries, Inc. 1994 Incentive Program, as Amended (incorporated herein by reference to Levcor's Registration Statement on Form S-8 filed on January 20, 2004). +

21    *  Subsidiaries of the Company.

23    *  Consent of Independent Auditors.

31.1 * Chief Executive Officer's Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 * Chief Financial Officer's Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 * Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 * Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
------------------
+ Indicates that exhibit is a management contract or compensatory plan or arrangement.
* Indicates that exhibit is filed as an exhibit hereto.

(b)      Reports on Form 8-K:

         None.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

         The information required by this item is incorporated herein by reference from the portion of the Company's Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LEVCOR INTERNATIONAL, INC.

Date: March 22, 2004                    By: /s/ ROBERT A. LEVINSON
                                            ------------------------------------
                                            Robert A. Levinson,
                                            Chairman of the Board,
                                            President and Chief Executive
                                            Officer

Date: March 22, 2004
                                        By: /s/ EDWARD F. COOKE
                                            ------------------------------------
                                            Edward F. Cooke,
                                            Chief Financial Officer,
                                            Vice President, Secretary, Treasurer
                                            and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ ROBERT A. LEVINSON        3/22/04       /s/ EDWARD F. COOKE          3/22/04
-------------------------------------       ------------------------------------
Robert A. Levinson             Date         Edward F. Cooke               Date
Chairman of the Board, Chief                Chief Financial Officer,
Executive Officer and President             Vice President, Secretary, Treasurer
(Principal Executive Officer)               and Director
                                            (Principal Financial Officer)


/s/ EDWARD H. COHEN           3/22/04       /s/ JOSEPH S. DIMARTINO      3/22/04
-------------------------------------       ------------------------------------
Edward H. Cohen                Date         Joseph S. DiMartino           Date
Director                                    Director


/s/ JOHN McCONNAUGHY          3/22/04       /s/ GIANDOMENICO PICCO       3/22/04
-------------------------------------       ------------------------------------
John McConnaughy               Date         Giandomenico Picco            Date
Director                                    Director

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

10.11 Accounts Receivable Financing Agreement dated January 24, 2002, among Blumenthal/Lansing Company, and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.2 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

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

10.28 1994 Carlyle Industries, Inc. 1994 Incentive Program, as Amended (incorporated herein by reference to Levcor's Registration Statement on Form S-8 filed on January 20, 2004). +

21    *  Subsidiaries of the Company.

23    *  Consent of Independent Auditors.

31.1 * Chief Executive Officer's Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 * Chief Financial Officer's Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 * Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 * Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
------------------
+ Indicates that exhibit is a management contract or compensatory plan or arrangement.
* Indicates that exhibit is filed as an exhibit hereto.