Form 10KSB/A
period 2003-12-31
LEVCOR INTERNATIONAL INC
filed 2004-04-29
CIK 76094

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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
           ----------------------------------------------------------
           (Exact name of the registrant as specified in its charter)


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

           Yes [X]                                  No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __

         Issuer's revenues for the fiscal year ended December 31, 2003:
$30,784,000

         At March 23, 2004, approximately 5,157,289 shares of common stock, par value $0.01 per share, of the issuer were outstanding and the aggregate market value of the voting common stock held by non-affiliates was approximately $12,899,816.

         Documents incorporated by reference: None

         Transitional Small Business Disclosure Format: Yes [ ]   No [X]

The undersigned registrant hereby amends the following items of its Annual Report on Form 10-KSB for the year ended December 31, 2003.

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers

         The following table sets forth the names of the directors and executive officers of the Company, their ages, and their current positions with Levcor International, Inc. (the "Company")

      Name                Age                           Title
-------------------       ---          ----------------------------------------
Robert A. Levinson         78          Chairman of the Board, President and
                                       Chief Executive Officer

Edward F. Cooke            50          Chief Financial Officer, Vice President,
                                       Secretary, Treasurer and Director
Joseph S. DiMartino        60          Director
Giandomenico Picco         55          Director
John McConnaughy           74          Director
Edward H. Cohen            65          Director

         Each director is elected to serve on the Board of Directors of the Company until the next annual meeting of stockholders and until their successors shall be duly elected and qualified. The term of the current directors expires at the next annual meeting of stockholders.

         Mr. Levinson has been Chairman of the Board and President of the Company, and its Chief Executive Officer, since June 1989. From June 1989 to January 2003, he also served as Secretary and Principal Financial Officer of the Company. Mr. Levinson served as Chairman of the Board, President and Chief Executive Officer of Carlyle Industries, Inc. ("Carlyle") from May 1998 to January 2003. From 1979 until May 1, 1995, Mr. Levinson was Chairman of the Board of Andrex Industries Corp., a company engaged in textile manufacturing and processing. Mr. Levinson is a member of the Board of the National Committee on U.S. China Relations and the World Peace Institute at New School University.

         Mr. Cooke has been Chief Financial Officer, Vice President, Secretary, Treasurer and a director of the Company since January 6, 2003. Prior to then, Mr. Cooke served as a director (from May 2000 to January 2003), Chief Financial Officer, Secretary and Vice President (from February 1998 to January 2003) of Carlyle. Since January 1, 1999, Mr. Cooke has been President and Chief Executive Officer of Blumenthal/Lansing Company, LLC, a wholly-owned subsidiary of the Company. Mr. Cooke was previously appointed to serve as Carlyle's Chief Financial Officer, Secretary and Vice President in February 1997, April 1996 and May 1996, respectively, until he resigned from such positions in September 1997. From October 1997 to January 1998, Mr. Cooke served as Chief Financial Officer for Missbrenner, Inc., a supplier of printed fabrics. Mr. Cooke served as Controller of Carlyle from April 1994 until May 1996 and served as Chief Accounting Officer of Carlyle from March 1995 until February 1997. Since 1999, Mr. Cooke has also been a member of the board of directors of the Home Sewing Association.

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

         Mr. McConnaughy has been a director of the Company since June 1989. He is Chairman and Chief Executive Officer of JEMC Corporation, a company engaged in exploring investment opportunities. From 1981 until his retirement in 1992, Mr. McConnaughy was Chairman of the Board and Chief Executive Officer of GEO International Corporation, a company engaged in screen-printing and oil services. From 1985 until his retirement in 1992, Mr. McConnaughy also served as President of GEO International Corporation. Mr. McConnaughy is Chairman of the Board of the Excellence Group, LLC, which filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code on January 13, 1999. The Excellence Group's subsidiaries produced labels for a variety of customers. Mr. McConnaughy serves as a director of Varsity Sports, Inc., Adrien Arpel, Inc., Mego Corporation, Transact International, Inc., Wave Systems Corp., DeVlieg-Bullard, Inc, Consumer Portfolio Services, Inc. and Overhill Farms, Inc.

         Mr. Cohen has been a director of the Company since June 1998. Mr. Cohen serves as Counsel to the law firm of Katten Muchin Zavis Rosenman, New York, New York, and for more than the past five years, until January 31, 2002, was a Senior Partner at its predecessor law firm, Rosenman & Colin LLP. Mr. Cohen also serves as a director of Franklin Electronic Publishers, Inc., a designer and developer of electronic reference products, Phillips-Van Heusen Corporation, a manufacturer and retailer of apparel and footwear, Merrimac Industries, Inc., a designer and producer of microwave and radio frequency components, and Gilman & Ciocia, Inc., a financial planning and tax preparation firm. Mr. Cohen does not share in any fees paid by the Company to Katten Muchin Zavis Rosenman.

         Officers serve at the discretion of the Board of Directors. There are no arrangements or understandings pursuant to which any person has been elected as a director or executive officer of the Company. There is no family relationship among any directors or executive officers of the Company.

Committees of the Board of Directors

         On January 6, 2003, the Company established an Audit Committee, Compensation Committee and Corporate Governance Committee of its Board of Directors.

         The Audit Committee currently consists of Messrs. DiMartino, McConnaughy and Picco and each member meets the independence requirements of NASDAQ and the Securities Exchange Act of 1934 (the "Exchange Act"). The Audit Committee's function is to provide assistance to the Board of Directors in fulfilling the Board's oversight functions relating to the quality and integrity of the Company's financial reports, monitor the Company's financial reporting process and internal control system, and perform such other activities consistent with its charter and the Company's By-laws as the Committee or the Board of Directors deems appropriate. The Audit Committee is directly responsible for the appointment, compensation and oversight of the work of the outside auditors (including resolution of disagreements between management of the Company and the outside auditors regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The Audit Committee must pre-approve all audit and non-audit services to be provided to the Company by its outside auditors. The Committee carries out all functions required by NASDAQ, the Securities and Exchange Commission and the federal securities laws. During fiscal year 2003, the Audit Committee held two meetings. The Audit Committee does not include an "audit committee financial expert" as defined in the SEC's Regulation S-B, Item 401(e)(2) because the Board of Directors believes that the members of the Audit Committee are collectively capable of analyzing and evaluating the Company's financial statements. In addition, the Board believes that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted at this time. A copy of the Audit Committee charter as adopted by the Board of Directors is filed as Exhibit 99.1 to this Annual Report on Form 10-KSB.

         Messrs. McConnaughy, DiMartino and Picco currently serve on the Compensation Committee and each member meets the independence requirements of NASDAQ and the Securities Exchange Act of 1934. The purpose of the Compensation Committee is to oversee the responsibilities relating to compensation of the Company's executives and produce an annual report on executive compensation for inclusion in the Company's proxy statement. Since its formation, the Compensation Committee has administered the Company's 2002 Stock Option Plan. During fiscal year 2003, the Compensation Committee held one meeting.

         Messrs. Cohen, DiMartino and McConnaughy currently serve on the Corporate Governance Committee and each member meets the independence requirements of NASDAQ and the Securities Exchange Act of 1934. The Governance Committee is responsible for identifying and recommending to the Board of Directors individuals qualified to become Board and Committee members; maintaining that a majority of the Board of Directors members are independent and that all the members of the Audit, Compensation and Governance Committees are independent; developing and recommending to the Board of Directors a set of corporate governance principles applicable to the Company; and addressing corporate governance issues for the Board. During fiscal year 2003, the Corporate Governance Committee held no meetings. A copy of the Corporate Governance Committee charter as adopted by the Board of Directors is filed as
Exhibit 99.2 to this Annual Report on Form 10-KSB.

Nominating Procedures

         The Corporate Governance Committee of the Company considers director candidates based upon a number of qualifications, including their independence, knowledge, judgment, integrity, character, leadership, skills, education, experience, financial literacy, standing in the community and ability to foster a diversity of backgrounds and views and to complement the Board's existing strengths. Specifically, the Corporate Governance Committee seeks directors who have demonstrated an ethical and successful career. Backgrounds giving rise to actual or perceived conflicts of interest are undesirable. There are no specific, minimum or absolute criteria for Board membership. The Corporate Governance Committee conducts an annual assessment of the composition of the Board and Committees and reviews the appropriate skills and characteristics required of Board members. The Corporate Governance Committee does not generally rely upon third-party search firms to identify director candidates, but may employ such firms if so desired. Instead, the Corporate Governance Committee relies upon recommendations from a wide variety of its business contacts, including current executive officers, directors, community leaders, and shareholders as a source for potential director candidates. The Corporate Governance Committee makes every effort to ensure that the Board and its committees include at least the required number of independent directors, as that term is defined by NASDAQ and the Securities and Exchange Commission. The Board retains complete discretion over making nominations for election as a member of the Board.

         The Corporate Governance Committee will consider qualified director candidates recommended by shareholders in compliance with the Company's procedures and subject to applicable inquiries. The Corporate Governance Committee's evaluation of candidates recommended by shareholders does not differ materially from its evaluation of candidates recommended from other sources. Any shareholder may recommend nominees for director prior to January 15, 2005, by writing to Robert A. Levinson of Levcor at 462 Seventh Avenue, New York, New York 10018, giving the name, stockholding and contact information of the person making the nomination, the candidate's name, address and other contact information, any direct or indirect holdings of the Company's securities by the nominee, any information required to be disclosed about directors under applicable securities laws and/or stock exchange requirements, information regarding related party transactions with the Company and/or the stockholder submitting the nomination, and any actual or potential conflicts of interest, the nominee's biographical data, current public and private company affiliations, employment history and qualifications and status as "independent" under applicable securities laws and/or stock exchange requirements. All of these communications will be reviewed by our Secretary and forwarded to Edward
H. Cohen, the Chair of the Corporate Governance Committee, for further review and consideration in accordance with this policy. Any such shareholder recommendation should be accompanied by a written statement from the candidate of his or her consent to be named as a candidate and, if nominated and elected, to serve as a director.

Stockholder Communications

         Any stockholder or other interested party who desires to communicate with the Company's Chairman of the Board of Directors or any of the other members of the Board of Directors may do by writing to: Robert A. Levinson, Levcor International, Inc., 462 Seventh Avenue, New York, New York 10018. Communications may be addressed to the Chairman of the Board, an individual director, a Board Committee, the non-management directors or the full Board. Communications received by the Chairman of the Board will then be distributed to the appropriate directors unless the Chairman determines that the information submitted constitutes "spam," pornographic material and/or communications offering to buy or sell products or services.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers, directors and persons who beneficially own greater than 10% of a registered class of the Company's equity securities to file certain reports ("Section 16 Reports") with the Securities and Exchange Commission with respect to ownership and changes in ownership of the Company's common stock, par value $0.01 per share ("Common Stock") and other equity securities of the Company. Based solely on the Company's review of the Section 16 Reports furnished to the Company, all Section 16(a) requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2003 except for the following: Joseph S. DiMartino failed to timely file an Initial Statement of Beneficial Ownership on Form 3 in January 2003 with respect to his acquisition of Common Stock and stock options and a Statement of Changes in Beneficial Ownership on Form 4 in February 2003 with respect to his acquisition of Common Stock, Edward H. Cohen failed to timely file a Statement of Changes in Beneficial Ownership on Form 4 in May 2003 with respect to his acquisition of Common Stock in payment of director's fees in lieu of cash, John McConnaughy failed to timely file a Statement of Changes in Beneficial Ownership on Form 4 in May 2003 with respect to his acquisition of Common Stock in payment of director's fees in lieu of cash and Edward F. Cooke failed to timely file a Statement of Changes in Beneficial Ownership on Form 4 in July 2003 with respect to his acquisition of Common Stock and stock options. Such transactions have since been reported.

Code of Ethics

         The Company has adopted a Code of Ethics for its Principal Executive Officer and its Senior Financial Officers. A copy of the Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-KSB.

Item 10. EXECUTIVE COMPENSATION.

         The following table summarizes compensation paid by the Company during fiscal years 2001, 2002 and 2003 to the Company's executive officers during such periods (the "Named Executive Officers") for services rendered in all capacities to the Company.

                                                     Summary Compensation Table
                                                                                                   Long-term Compensation
                                                                                        --------------------------------------------
                                                                                                Awards                 Payouts
                                                       Annual Compensation              -----------------------   ------------------
                                             -----------------------------------------  Restricted   Securities            All Other
                                                                          Other Annual    Stock      Underlying    LTIP     Compen-
                                                                          Compensation   Award(s)     Options/    Payouts   sation
Name And Principal Position                  Year   Salary($)  Bonus($)       ($)          ($)         SARs(#)      ($)       ($)
---------------------------                  ----   ---------  --------   ------------  ----------   ----------   -------  ---------

Robert A. Levinson                           2003   $237,500   $ 91,812   $         --     --                --     --      $    --
  Chairman of the Board, Chief               2002     37,500         --             --     --                --     --           --
  Executive Officer and President            2001     37,500         --             --     --                --     --           --


Edward F. Cooke                              2003    150,000    105,103          3,800     --           200,000     --           --
  Chief Financial Officer, Vice President,
  Secretary and Treasurer

         The following table sets forth information on stock options for the Named Executive Officers for the year ended December 31, 2003.

                                      Option/SAR Grants in Last Fiscal Year

                    Number of Securities    Percent of Total Options
                    Underlying Options /       / SARs Granted to
                        SARs Granted           Employees in Fiscal      Exercise or Base Price
Name                        (#)                       Year                      ($/Sh)            Expiration Date
---------------     --------------------    ------------------------    ----------------------    ---------------

Edward F. Cooke           200,000                     100%                       $2.45                7/16/2013

         The following table sets forth stock options exercised by Named Executive Officers during the year ended December 31, 2003, and the number and value of all unexercised options at fiscal year end.

            Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                           Number Of              Value Of
                                                           Securities         Unexercised In-
                        Shares Acquired     Value          Underlying             The-Money
                          On Exercise      Realized    Unexercised Options     Options At FY-
                              (#)            ($)         At FY- End (#)            End($)
                        ---------------    --------    -------------------    ----------------


                                                         Exercisable/          Exercisable/
Name                                                     Unexercisable         Unexercisable
-------------------                                      --------------       ----------------
Robert A. Levinson             0             $0.0          205,200/0            $587,625/$0.0

Edward F. Cooke                0             $0.0        60,400/200,000       $98,500/$310,000


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

         On January 6, 2003, the Company completed its acquisition of Carlyle. For information about the merger, see "Certain Relationships and Related Transactions--Merger with Carlyle. In connection with the merger, the Company assumed Carlyle's outstanding stock options. As set forth in the merger agreement, each five shares of Carlyle common stock was cancelled and converted into the right to receive one share of common stock of the Company. Therefore, the 1,100,000 shares of Carlyle common stock authorized to be issued for outstanding stock options were converted into 220,000 shares of common stock of the Company.

         Under the Carlyle 1994 Incentive Program, as amended, options are granted at prices equal to the fair market value at the date of grant and the options generally remain exercisable during employment until the tenth anniversary of the date of grant.

Compensation of Directors

         Each director of the Company who is not an employee of the Company receives an annual director's fee of $15,000, plus $1,000 for each Board meeting attended by such director and $250 for each Board committee meeting which is not held on the same day as a Board meeting. The fees are payable in cash or Common Stock, at the election of the director.

Employment Agreements

         The Company has employment agreements with the Robert A. Levinson and Edward F. Cooke. See "Certain Relationships and Related Transactions--Merger with Carlyle."

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information as of April 22, 2004 regarding the ownership of equity securities by (i) each person who is known to the management of the Company to have been the beneficial owner of more than 5% of the outstanding shares of the Company's equity securities, (ii) each director and nominee for director, (iii) the Named Executive Officers and (iv) all directors and executive officers of the Company as a group.

                                                 Common Stock            Series A Preferred Stock
                                         ---------------------------    --------------------------
                                         Amount and Nature              Amount and Nature
      Name and Address of                  of Beneficial      % of        of Beneficial      % of
       Beneficial Owner                      Ownership        Class         Ownership        Class
------------------------------------     -----------------    -----     -----------------    -----
GAMCO Investors, Inc.                        389,787 (1)      7.59%                --        --
Corporate Center
Rye, New York 10580

Robert A. Levinson                         1,393,726 (2)      26.8%         4,479,485 (3)    98.3%
462 Seventh Avenue
New York, New York 10018

Edward F. Cooke                               64,620 (4)       1.2%                --        --
c/o Blumenthal/Lansing, LLC
1 Palmer Terrace
Carlstadt, New Jersey 07072

Joseph S. DiMartino                            8,993 (5)        *                  --        --
c/o Dreyfus Corporation
200 Park Avenue, 10th Floor
New York, New York 10166

                                                 Common Stock            Series A Preferred Stock
                                         ---------------------------    --------------------------
                                         Amount and Nature              Amount and Nature
      Name and Address of                  of Beneficial      % of        of Beneficial      % of
       Beneficial Owner                      Ownership        Class         Ownership        Class
------------------------------------     -----------------    -----     -----------------    -----
Giandomenico Picco                             1,000            *                  --        --
c/o GDP Associates
950 Third Avenue, Suite 1800
New York, New York 10022

John McConnaughy                              43,677 (6)        *                  --        --
1011 High Ridge Road
Stamford, Connecticut 06905

Edward H. Cohen                               18,461 (7)        *                  --        --
c/o KMZ Rosenman
575 Madison Avenue
New York, New York 10022

All directors and executive officers       1,530,677 (8)      29%           4,479,485        98.3%
as a group (6 persons)

---------------

*    Less than one percent (1%).

(1) Represents shares held by GAMCO Investors, Inc. and various other entities which are directly or indirectly controlled by Mario J. Gabelli and for which he acts as chief investment officer, including registered investment companies and pension plans. This information is based solely upon the contents of a filing on Schedule 13D dated November 25, 2003, made by Mario
     J. Gabelli and related entities with the Securities and Exchange
     Commission.

(2) Includes: (i) 419,999 shares held by Swenvest Corporation, as to which Mr. Levinson has sole voting and investment power; (ii) 15,000 shares held by three trusts for the benefit of Mr. Levinson's children, as to all of which trusts Mr. Levinson serves as co-trustee; and (iii) 35,200 shares subject to currently exercisable stock options.

(3) Includes 4,479,485 shares of Series A Preferred Stock held by Swenvest Corporation, as to which Mr. Levinson has sole voting and investment power.

(4)  Includes 60,400 shares subject to currently exercisable stock options.

(5)  Includes 3,200 shares subject to currently exercisable stock options.

(6)  Includes 24,100 shares subject to currently exercisable stock options.

(7) Includes 3,300 shares subject to currently exercisable stock options which are held by Mr. Cohen for the benefit of his law firm, Katten Muchin Zaviz Rosenman. Mr. Cohen disclaims beneficial ownership of all options he holds for the benefit of Katten Muchin Zavis Rosenman.

(8)  Includes 155,900 shares subject to currently exercisable stock options.


                      Equity Compensation Plan Information

         The following table provides information, as of December 31, 2003, with respect to all of the Company's compensation plans under which Common Stock is authorized for issuance:

                                                                                                             Number of securities
                                                                                                            remaining available for
                                                                                                             future issuance under
                                                                                                           equity compensation plans
                                    Number of securities to be issued   Weighted-average exercise price      (excluding securities
                                      upon exercise of outstanding      of outstanding options, warrants    reflected in the first
Plan Category                         options, warrants and rights                  and rights                       column)
-------------                       ---------------------------------   --------------------------------   -------------------------

Equity compensation plans
approved by security holders                      661,600                              $3.05                         350,000
Equity compensation plans not
approved by security holders*                        0                                   0                              0
                                                  -------                              -----                         -------
                        Total:                    661,600                              $3.05                         350,000

---------------

* Each director of the Company who is not an employee of the Company receives an annual director's fee of $15,000, plus $1,000 for each Board meeting attended by such director and $250 for each Board committee meeting which is not held on the same day as a Board meeting. The fees are payable in cash or Common Stock, at the election of the director.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

            Mr. Levinson's employment agreement with Carlyle, which by operation of law is now an obligation of the Company (the "Employment Agreement"), commenced on January 1, 1999, continuing for a period of one year (the "Term of Employment"). The Employment Agreement allows for the Term of Employment to be renewed annually automatically thereafter, unless Mr. Levinson or the Company gives not less than thirty days written notice to the other. No such notice has been given. In addition, the Employment Agreement currently provides for a base salary of $200,000 per year (subject to increases as may be approved by the Board from time to time); Mr. Levinson also receives an additional $37,500 annually pursuant to his salary arrangement with Levcor (collectively the "Base Salary"). If Mr. Levinson's employment is terminated without cause, Mr. Levinson would be entitled to receive the Base Salary for a period equal to the remainder of the Term of Employment. Further, in the event of a change in control of the Company, Mr. Levinson would be entitled to a lump sum severance payment generally equal to 2.99 times his average annual compensation for the five calendar years preceding the calendar year during which a change in control occurred. Mr. Levinson agreed to waive such provision in connection with the merger with Carlyle.

         Mr. Cooke's employment agreement with Carlyle, which by operation of law is now an obligation of the Company, commenced in March 1998 and which sets forth the terms under which Mr. Cooke's employment with the Company may be terminated. Pursuant to such agreement, if within one year after a change in control of the Company Mr. Cooke's employment is terminated for any reason, the Company shall pay Mr. Cooke an amount equal to one year of his base salary then in effect.

Loans and Guarantees

         As of December 31, 2003, the Company owes Mr. Levinson $814,000, including accrued interest. The long-term loans, which total $500,000, together with accrued interest of $314,000, have been classified as a long-term obligation because Mr. Levinson has promised not to demand payment until at least January 1, 2006. Mr. Levinson reaffirmed this undertaking in writing on March 12, 2004.

         Additionally, Mr. Levinson has also provided certain collateral guaranteeing the Company's obligations under the $3,000,000 loan from JPMorgan Chase Bank pursuant to a promissory note due May 2, 2005 as amended. Furthermore, Mr. Levinson serves as a limited guarantor with respect to the obligations of Levcor and its subsidiaries under a financing arrangement with CIT, pursuant to which CIT has agreed to make an aggregate of $7,500,000 available to Carlyle and its subsidiaries. The Company pays Mr. Levinson interest of 6% per annum on outstanding loans and advances.

Other Relationships

         The law firm of Katten Muchin Zavis Rosenman, New York, New York, of which Edward H. Cohen, a director of the Company, serves as Counsel, acts as counsel to the Company. Legal fees for services rendered by Katten Muchin Zavis Rosenman to the Company during the fiscal year ended December 31, 2003 did not exceed 5% of the revenues of such firm for its most recent fiscal year. Mr. Cohen does not share in any fees paid by the Company to Katten Muchin Zavis Rosenman.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

         The aggregate fees billed or to be billed by Friedman Alpren & Green LLP ("FAG") for each of the last two fiscal years for professional services rendered for the audit of the Company's annual financial statements, review of financial statements included in the Company's quarterly reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements were $128,000 for 2003 and $68,000 for 2002.

Audit-related Fees

         The aggregate fees billed or to be billed by FAG for each of the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements were $0 for 2003 and $0 for 2002.

Tax Fees

         The aggregate fees billed by FAG in each of the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning were $0 for 2003 and $0 for 2002.

All Other Fees

         The aggregate fees billed by FAG in each of the last two fiscal years for products and services other than those reported in the three prior categories were $12,000 for 2003 and $12,000 for 2002. The nature of the services performed for these fees included audit of the Company's pension and 401K plans.

Policy on Pre-Approval of Services Provided by Friedman Alpren & Green LLP

         The Audit Committee has established policies and procedures regarding pre-approval of all services provided by the independent auditor. The Audit Committee will annually review and pre-approve the services that may be provided by the independent auditor without obtaining specific pre-approval from the Audit Committee. Unless a type of service has received general pre-approval, it requires specific pre-approval by the Audit Committee if it is to be provided by the independent auditor. The Audit Committee may delegate, subject to any rules or limitations it may deem appropriate, to one or more designated members of the Audit Committee the authority to grant such pre-approvals; provided, however, that the decisions of any member to whom authority is so delegated to pre-approve an activity shall be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee has delegated such authority to Mr. DiMartino, Chair of the Audit Committee.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              LEVCOR INTERNATIONAL, INC.


Date: April 28, 2004                          By: /s/ ROBERT A. LEVINSON
                                                 ------------------------------
                                                 Robert A. Levinson,
                                                 Chairman of the Board,
                                                 President and Chief Executive
                                                 Officer



Date: April 28, 2004                          By: /s/ EDWARD F. COOKE
                                                 -------------------------------
                                                 Edward F. Cooke,
                                                 Chief Financial Officer,
                                                 Vice President, Secretary,
                                                 Treasurer and Director

                                  Exhibit Index

Exhibit 14 Code of Ethics for Senior Financial Officers and the Principal Executive Officer.

Exhibit 31.1 Chief Executive Officer's Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Chief Financial Officer's Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1       Chief Executive Officer's Certificate, pursuant to 18 U.S.C.
                   Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2       Chief Financial Officer's Certificate, pursuant to 18 U.S.C.
                   Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1       Charter for the Audit Committee of the Board of Directors.

Exhibit 99.2 Charter for the Corporate Governance Committee of the Board of Directors.