Form 10QSB
period 2004-03-31
LEVCOR INTERNATIONAL INC
filed 2004-05-17
CIK 76094

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
                               --------------

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________to ___________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ): Yes [X] No [ ]

As of May 10, 2004, 5,303,541 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                           LEVCOR INTERNATIONAL, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet
           as of March 31, 2004 ..............................................1

           Condensed Consolidated Statements of Income
           for the Three Months Ended March 31, 2004 and 2003.................2

           Condensed Consolidated Statements of Comprehensive Income
           for the Three Months Ended March 31, 2004 and 2003.................2

           Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 2004 and 2003.................3

           Notes to Condensed Consolidated Financial Statements -
           March 31, 2004.....................................................4


Item 2.    Management's Discussion and Analysis or Plan of Operation ........10

Item 3.    Controls and Procedures...........................................18

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K..................................19

           Signatures........................................................20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                             (Dollars in thousands)

ASSETS
Current Assets:                                                       March 31, 2004
                                                                      --------------
     Cash                                                             $           60
     Accounts receivable trade, net                                            3,512
     Inventories, net                                                          6,572
     Deferred income taxes                                                       842
     Other current assets                                                        369
                                                                      --------------
         Total current assets                                                 11,355
                                                                      --------------

Property, Plant and Equipment, at cost                                         4,642
Less: Accumulated Depreciation and Amortization                                2,213
                                                                      --------------

         Net property, plant and equipment                                     2,429
                                                                      --------------

Goodwill                                                                       4,843
Deferred income taxes                                                          4,123
Other assets                                                                   1,719
                                                                      --------------
         Total Assets                                                 $       24,469
                                                                      ==============

LIABILITIES
Current Liabilities:
     Accounts payable                                                 $        2,051
     Due to factor                                                             1,380
     Other current liabilities                                                 1,483
     Revolving loan and current maturities of long-term debt                   3,523
                                                                      --------------
         Total current liabilities                                             8,437
                                                                      --------------
Long-term debt, less current maturities                                        4,551
Loan payable to stockholder                                                      792
Other liabilities                                                             10,045
Mandatory Redeemable Preferred Stock, par value $0.01 per share
     8,000,000 shares authorized:
     Shares issued and outstanding:
         Series A - 4,555,007                                                  4,555
                                                                      --------------
                           Total Liabilities                                  28,380
                                                                      --------------

STOCKHOLDERS' DEFICIT
Common Stock, par value $0.01 per share
      15,000,000 shares authorized;
      5,300,393 shares issued and outstanding                                     53
Paid in Capital                                                               33,192
Accumulated Deficit                                                          (34,172)
Accumulated Other Comprehensive Loss                                          (2,892)
Unearned compensation                                                            (92)
                                                                      --------------
Total Common Stockholders' Deficit                                            (3,911)
                                                                      --------------
Total Liabilities and Stockholders' Deficit                           $       24,469
                                                                      ==============

See Notes to Condensed Consolidated Financial Statements.

                           LEVCOR INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (Amounts in thousands, except per share data)

                                                               Three Months Ended March 31,
                                                               ---------------------------
                                                                   2004           2003
                                                               ------------   ------------
Net sales                                                      $      6,613   $      7,231
Cost of sales                                                         4,176          4,416
                                                               ------------   ------------
                                                                      2,437          2,815
Selling, general and administrative expenses                          2,166          2,222
                                                               ------------   ------------
Income before interest, preferred dividends and income taxes            271            593
Interest expense, net                                                   124            129
Dividends on mandatory redeemable preferred stock                        69             --
                                                               ------------   ------------
Income before income taxes                                               78            464
Provision for income taxes                                               56            177
                                                               ------------   ------------
Net income                                                               22            287
Less dividends on mandatory redeemable preferred stock                   --             68
                                                               ------------   ------------
Income applicable to common stock                              $         22   $        219
                                                               ============   ============

Earnings per share:
     Basic                                                     $         --*  $        .04
                                                               ============   ============
     Diluted                                                   $         --*  $        .04
                                                               ============   ============

Weighted average shares outstanding - basic                           5,222          4,970
Potential common stock                                                  101            170
                                                               ------------   ------------
Weighted average shares outstanding - diluted                         5,323          5,140
                                                               ============   ============

*  Less than $.005

See Notes to Condensed Consolidated Financial Statements.



                           LEVCOR INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                       STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                   Three Months Ended March  31,
                                                   ---------------------------
                                                       2004           2003
                                                   ------------   ------------
Net income                                         $         22   $        287
Other comprehensive income:
     Foreign currency translation adjustment                 11             12
                                                   ------------   ------------
Comprehensive income                               $         33   $        299
                                                   ============   ============

See Notes to Condensed Consolidated Financial Statements.

                           LEVCOR INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                   2004            2003
                                                               ------------    ------------
Cash Flows From Operating Activities:
Net income                                                     $         22    $        287
Reconciliation of net income to net cash used in operations:
      Depreciation and amortization                                     112             111
      Deferred tax provision                                             48             154
      Stock based compensation expense                                    9              --
      Changes in operating assets and liabilities:
        Accounts receivable trade, net                                 (737)            142
        Inventories                                                       2             339
        Other current assets                                           (138)            (63)
        Other assets                                                      6              (6)
        Accounts payable                                                224            (559)
        Other current liabilities                                      (167)           (747)
        Other liabilities                                              (296)            (97)
                                                               ------------    ------------
             Net cash used in operating activities                     (915)           (439)
                                                               ------------    ------------

Cash Flows From Investing Activities:
Capital expenditures                                                    (59)            (61)
Cash acquired from acquisition                                           --               4
Investment in other assets                                              (17)            (20)
                                                               ------------    ------------
             Net cash used in investing activities                      (76)            (77)
                                                               ------------    ------------

Cash Flows From Financing Activities:
Proceeds from revolving loan and long-term debt                         457             577
Due to factor                                                           535              --
Dividends on preferred stock                                             --             (67)
Proceeds from exercise of stock options                                  15              --
                                                               ------------    ------------
             Net cash provided by financing activities                1,007             510
                                                               ------------    ------------

Effect of exchange rate changes on cash                                  --              (1)
Increase (decrease) in cash                                              16              (7)
Cash at beginning of period                                              44              71
                                                               ------------    ------------
Cash at end of period                                          $         60    $         64
                                                               ============    ============

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Interest                                                    $        116    $        129
                                                               ============    ============
   Income taxes                                                $         20    $        300
                                                               ============    ============

Non-cash transactions:
   Stock options exercised                                     $        145    $         --
                                                               ============    ============
   Treasury stock purchased                                    $        145    $         --
                                                               ============    ============
   Retirement of treasury stock                                $        222    $         --
                                                               ============    ============

See Notes to Condensed Consolidated Financial Statements

                           LEVCOR INTERNATIONAL, INC.
                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 1: BASIS OF PRESENTATION
-----------------------------

The Unaudited Condensed Consolidated Balance Sheet as of March 31, 2004 and the Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2004 and 2003 include the accounts of Levcor International, Inc. ("Levcor" or "the Company") and its subsidiaries.

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

Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to Management's Discussion and Analysis or Plan of Operation, the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

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

Goodwill: The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") as of January 1, 2002. Under SFAS 142, goodwill is reviewed for impairment annually, or more frequently if impairment indicators arise.

Reclassifications: Certain reclassifications have been made to the prior period's financial statements to conform to the current period presentation.


NOTE 3: MERGER WITH CARLYLE INDUSTRIES, INC.
--------------------------------------------

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

NOTE 4: SEGMENT INFORMATION
---------------------------

The Company operates in two reportable segments: Textile and Craft. Accounting policies of the two segments are substantially the same as those described in the summary of significant accounting policies as presented in the financial statements as of and for the year ended December 31, 2003, which were included in the Company's most recent Form 10-KSB. All revenues generated in the segments are external. The following table sets forth information regarding operations and assets by reportable segment (dollars in thousands):

                                              Three Months Ended March 31,
                                              ----------------------------
                                                  2004            2003
                                              ------------    ------------
         Revenue:
           Textile                            $        901    $      1,472
           Craft                                     5,712           5,759
                                              ------------    ------------
                                              $      6,613    $      7,231
                                              ============    ============
         Operating income (loss):
           Textile                            $       (314)   $       (264)
           Craft                                       850           1,147
                                              ------------    ------------
                                              $        536    $        883
                                              ============    ============

         Corporate general and
           administrative expense             $        265    $        290
         Interest expense, net                         124             129
         Dividends on mandatory
           redeemable preferred stock                   69              --
         Provision for income taxes                     56             177
                                              ------------    ------------
         Net income                           $         22    $        287
                                              ============    ============

         Depreciation and amortization:
           Textile                            $         12    $          7
           Craft                                       100             104
                                              ------------    ------------
                                              $        112    $        111
                                              ============    ============

         Capital expenditures:
           Textile                            $         21    $         35
           Craft                                        38              26
                                              ------------    ------------
                                              $         59    $         61
                                              ============    ============

NOTE 5: EARNINGS PER COMMON SHARE
---------------------------------

Earnings per common share have been computed on the basis of weighted average common shares outstanding after providing for quarterly preferred dividend requirements. Diluted earnings per common share includes the effect of stock options. For the three months ended March 31, 2004 and 2003 there were 101,174 and 169,793, respectively, of stock options outstanding included in the fully diluted earnings per share calculations.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2004 and 2003 (dollars in thousands, except per share amounts):

Three months ended March 31, 2004:                            Income          Shares        Per Share
                                                            ----------      ----------      ----------
     Basic income attributable to common stockholders       $       22       5,222,048      $       --*
     Effect of dilutive options                                     --         101,174              --
                                                            ----------      ----------      ----------
     Diluted income attributable to common stockholders     $       22       5,323,222      $       --*
                                                            ==========      ==========      ==========

*  Less than $.005

Three Months ended March 31, 2003:
     Basic income attributable to common stockholders       $      219       4,970,415      $      .04
     Effect of dilutive options                                     --         169,793              --
                                                            ----------      ----------      ----------
     Diluted income attributable to common stockholders     $      219       5,140,208      $      .04
                                                            ==========      ==========      ==========

NOTE 6: INVENTORIES
-------------------

The components of inventories, net of reserves, are as follows (dollars in thousands):

                                       March 31, 2004      December 31, 2003
                                     -----------------     -----------------
         Raw materials               $           2,658     $           2,715
         Work in progress                          116                    69
         Finished goods                          3,798                 3,779
                                     -----------------     -----------------
                                     $           6,572     $           6,563
                                     =================     =================

At March 31, 2004 inventories were valued on an average cost method basis. Inventories are stated at the lower of cost or market.

NOTE 7: SHORT TERM AND LONG TERM DEBT
-------------------------------------

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

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.7 million of which was outstanding at March 31, 2004, (ii) revolving credit advances to the Company in an amount up to $500,000 and (iii) revolving credit advances to Blumenthal and Westwater based upon eligible accounts receivable and inventory, and a Letter of Credit facility with a limit of $500,000. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.4 million due on January 1, 2006. The revolving credit advances are also due on January 1, 2006. All amounts outstanding under the CIT Facility bear interest at the Chase Bank N.A. prime rate plus 0.5% with a minimum rate of 5.0%.

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

Pursuant to a factoring agreement between CIT and the Company, CIT purchases the Textile segment's eligible trade accounts receivable without recourse and assumes substantially all credit risk with respect to such accounts. The amounts due to the Company from CIT under the factoring agreement earn no interest. The factoring agreement allows the Company to obtain advances that bear interest at 0.5% above CIT's prime rate (4.0% at March 31, 2004). The Company pledged its Textile segment's accounts receivable and property and equipment as collateral under the factoring agreement. There is no set limit on borrowings. The amount available for borrowing is based on a formula consisting of 90% of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit.

The promissory note payable to JPMorgan in the amount of $3.0 million is dated May 2, 2002 and has a maturity date of August 16, 2005, as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at March 31, 2004 was 1.9375%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

Robert A. Levinson has made long-term loans totaling $500,000 to the Company at an interest rate of 6% per annum. Mr. Levinson has agreed not to require payment of these loans and $292,000 of related accrued interest at March 31, 2004 prior to January 1, 2006. Approximately $30,000 of accrued interest payable to Mr. Levinson has also been classified as a current liability as the Company expects to pay such amount within the next twelve months.

Mr. Levinson has agreed to personally support the Company's cash requirements to enable it to fulfill its obligations through January 1, 2006, to the extent necessary, up to a maximum amount of $3.0 million. The Company believes its reliance on such commitment is reasonable and that Mr. Levinson has sufficient liquidity and net worth to honor such commitment. The Company believes that Mr. Levinson's written commitment provides the Company with the legal right to request and receive such advances. In the event that Mr. Levinson did not honor such commitment, the Company would have the right to sue Mr. Levinson for breach of his agreement. Mr. Levinson reaffirmed this undertaking in writing on March 12, 2004. In connection with this agreement, Mr. Levinson advanced $895,000 to the Company at an interest rate of 6% per annum during April 2004, and all such advances are expected to be repaid by the Company to Mr. Levinson during the third and fourth quarters of 2004.

During the period ended March 31, 2004, the Company was in compliance with all debt covenants.

NOTE 8: MANDATORY REDEEMABLE PREFERRED STOCK
--------------------------------------------

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

Effective July 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities" ("SFAS 150"). Accordingly, the redeemable preferred stock has been classified as a liability in the balance sheet at redemption value as of March 31, 2004. The Statements of Operations for quarter ended March 31, 2004 include $69,000 of preferred stock dividends paid during the first quarter of 2004 which have been included in the determination of operating income. For periods prior to July 1, 2003, such redeemable preferred stock dividend payments are reported as an adjustment to net income to arrive at net income available to common stock. In accordance with SFAS 150, dividend payments made in the first and second quarters of 2003 are not permitted to be reclassified to the current accounting treatment and as a result they continue to be presented on a separate line.

NOTE 9: COMMON STOCK AND STOCK OPTIONS
--------------------------------------

Between January 1, 2004 and March 31, 2004, the Company issued an aggregate of 2,378 shares of common stock to Directors and recorded such issuance as stock based compensation expense.

During the three months ended March 31, 2004, in connection with a stock option exercise by Robert A. Levinson, a stockholder, officer and director of the Company, the Company issued 170,000 shares of common stock and accepted 45,274 shares of common stock previously held by the optionee as payment of the option exercise price. The common shares tendered were recorded as treasury stock. The Company also issued 16,000 shares of common stock in connection with the exercise of employee stock options during the first quarter of 2004.

NOTE 10: RELATED PARTY TRANSACTIONS
-----------------------------------

Robert A. Levinson has provided long-term loans of $500,000 to the Company, has made short term advances of $895,000 in April 2004 and has pledged collateral in support of certain Company obligations. See Note 7 for a description of these transactions. During the first quarter of 2004, Mr. Levinson exercised stock options and tendered previously held shares in payment of the option price. See
Note 9 for a description of this transaction.

In addition to being a director of the Company, Edward H. Cohen serves as counsel to Katten Muchin Zavis Rosenman, New York, New York, legal counsel to the Company. During the three months ended March 31, 2004, fees for services provided to the Company by Katten Muchin Zavis Rosenman totaled $17,579. Mr. Cohen does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Critical Accounting Policies and Estimates

The following is a brief discussion of the critical accounting policies used in the preparation of the Company's financial statements, including those accounting policies and methods used by the Company which require subjective judgments and are considered very important to the understanding of the Company's financial condition.

Receivables

Because the Textile segment factors substantially all of its accounts receivable, the accounts receivable amount shown on the Consolidated Balance Sheet is primarily related to the Company's Craft segment.

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

Accounts receivable, trade, is reported net of reserves for bad debts, returns and allowances. A reserve for bad debts is determined through analysis of the aging of accounts receivable at the date of the financial statements and assessments of collectability based on historical trends. The reserve for bad debts includes 100% of all invoices that management deems doubtful of collection. The Company also estimates reserves for sales returns and allowances based on historical experience.

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

Intangible Assets

Goodwill and other intangible assets such as trademarks are evaluated for impairment at least annually and, if necessary, impairment is recorded. Goodwill and other intangible assets are not amortized.

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

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net sales for the three months ended March 31, 2004 totaled $6.6 million as compared to $7.2 million during the first quarter of 2003.

Net sales of the Craft segment totaled $5.7 million in the first quarter of 2004 as compared to $5.8 million during the first quarter of 2003. The decline in craft segment sales was the result of a somewhat lower volume of seasonal programs in 2004 as compared to 2003.

Net sales of the Textile segment totaled $901,000 in the first quarter of 2004 as compared to $1.5 million during the first quarter of 2003. The decline in revenues in the textile segment was attributable to the segment's now completed transition (initiated in 2003) from domestic textile converting to offshore contract garment manufacturing. Sales in the first quarter of 2003 exclusively consisted of domestic textile converting, and sales in the first quarter of 2004 exclusively consisted of offshore contract garment manufacturing. The contract garment manufacturing business is very seasonal and based on our current customer base, sales are heavily weighted to the third and fourth quarters. The Company is working to secure additional contract garment manufacturing business in order to increase volume and to balance out seasonal activity.

Gross margin during the first quarter of 2004 totaled $2.4 million as compared to $2.8 million in the first quarter of 2003.

Gross margin for the Craft segment totaled $2.3 million during the three months ended March 31, 2004 as compared to $2.5 million during the first quarter of 2003. The lower gross margin in the Craft segment was attributable to the lower sales volume as described above and higher relative cost of goods sold due to a change in product mix between the first quarter of 2003 and the first quarter of 2004.

Gross margin for the Textile segment totaled $186,000 during the first quarter of 2004 as compared to $ 288,000 during the first quarter of 2003. The lower gross margin in the Textile segment was attributable to the lower sales volume as described above.

Selling, general and administrative expenses during the first quarter of 2004 and 2003 totaled $2.2 million.

Income before interest, preferred dividends and income taxes for the three months ended March 31, 2004 totaled $271,000 as compared to $593,000 during the same period last year. The decrease from 2003 to 2004 was attributable to lower gross profit in both operating segments as described above.

Net interest expense during the first quarter of 2004 totaled $124,000 as compared to net interest expense of $129,000 during the first quarter of 2003. The decrease in interest expense as compared to the same period last year was primarily the result of lower interest rates in the first quarter of 2004 as compared to the first quarter of 2003.

Income before income taxes for the three months ended March 31, 2004 was reduced by the accrual of the Series A Redeemable Preferred Stock dividends which totaled $69,000 for the period, due to the Company's adoption of the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities ("SFAS 150") during the third quarter of 2003. The accrual of preferred stock dividends totaling $67,000 during the first quarter of 2003 was previously reported as an adjustment to Net Income to arrive at Net Income Attributable to Common Stockholders and the provisions of SFAS 150 preclude the restatement of prior year financial statements.

The provision for income taxes during the first quarter of 2004 was $56,000 as compared to $177,000 during the first quarter of 2003. The reduction in provision for income taxes in the first quarter of 2004 as compared to 2003 was the result of the reduction in pretax income. Because of the Company's net operating loss carryforward, the Federal income tax provision at 34% reduces the deferred tax asset and does not require a cash payment.

First quarter results may not be indicative of future quarterly results due to programs with major apparel and retail customers which may vary as to timing and amount from quarter to quarter. In addition, consolidation within the Company's customer base and inventory reduction efforts by major retail customers may affect the Company's revenue and operating results in subsequent quarters.

Liquidity and Capital Resources

The Company's Textile division provides offshore contract garment manufacturing services for a major customer. The nature of this business is such that a significant inventory investment is required in our second and third fiscal quarters, the early phases of the production cycle. The Company's borrowing agreement with CIT does not provide funding for this production until the finished goods are shipped and billed to the customer. As a result, the Company will rely on temporary advances from Robert A. Levinson, a stockholder, officer and director of the Company.

At March 31, 2004 the Company's principal sources of liquidity included cash of $60,000 and trade accounts receivable of $3.5 million.

The Company's principal sources of cash flow are from internally generated funds, borrowings under revolving credit facilities, advances under the factoring agreement and advances from Robert A. Levinson, a stockholder, officer and director.

Cash Flow Summary:
(in thousands)
                                                           March 31,
                                                   ------------------------
                                                      2004          2003
                                                   ----------    ----------
         Net cash provided by (used in):
                  Operating activities             $     (915)   $     (439)
                  Investing activities                    (76)          (77)
                  Financing activities                  1,007           510
                  Effect of exchange rate
                          changes on cash                  --            (1)
                                                   ----------    ----------
         Net change in cash                        $       16    $       (7)
                                                   ==========    ==========


Net cash flow used in operating activities totaled $915,000 during the three months ended March 31, 2004, as compared to $439,000 cash used in operating activities during the same period last year. The increase in cash flow used by operating activities was the result of a $265,000 decrease in net income as compared to 2003, a $96,000 reduction in non-cash expenses and an increase of $115,000 in cash used attributable to changes in operating assets and liabilities in the 2004 period. Increased Craft segment accounts receivable at the end of the 2004 first quarter was a contributing factor in the increase in cash used in operating assets and liabilities.

Net cash flow used in investing activities totaled $76,000 during the quarter ended March 31, 2004, as compared to $77,000 during 2003. The decrease in net cash flows used in investing activity was not significant.

Net cash provided by financing activities totaled $1,007,000 during the quarter ended March 31, 2004, as compared to $510,000 of net cash provided by financing activities during the quarter ended March 31, 2003. Net borrowings under the Company's credit facilities during the quarter ended March 31, 2004 totaled $457,000 as compared to borrowings of $577,000 during the same period last year. Net amount borrowed from factor during the first quarter of 2004 totaled $535,000 as compared to none in 2003.

Cash used for preferred stock dividend payments during the quarter ended March 31, 2004 totaled none as compared to $67,000 during the quarter ended March 31, 2003. The reduction in cash flows used in preferred stock dividend payments was due to the effect of the adoption of SFAS 150 in the third quarter of 2003 which required that the 2004 preferred stock dividend payment of $69,000 be included in the determination of net income.

Cash provided by the exercise of stock options totaled $15,000 during the three months ended March 31, 2004 as compared to none in the first quarter of 2003. Common stock was issued in connection with the exercise of stock options and the payment of director fees to those directors who have opted to receive shares of Company stock in lieu of cash in payment of their fees.

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

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.7 million of which was outstanding at March 31, 2004, (ii) revolving credit advances to the Company in an amount up to $500,000 and (iii) revolving credit advances to Blumenthal and Westwater based upon eligible accounts receivable and inventory, and a Letter of Credit facility with a limit of $500,000. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.4 million due on January 1, 2006. The revolving credit advances are also due on January 1, 2006. All amounts outstanding under the CIT Facility bear interest at the Chase Bank N.A. prime rate plus 0.5% with a minimum rate of 5.0%.

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

Pursuant to a factoring agreement between CIT and the Company, CIT purchases the Textile segment's eligible trade accounts receivable without recourse and assumes substantially all credit risk with respect to such accounts. The amounts due to the Company from CIT under the factoring agreement earn no interest. The factoring agreement allows the Company to obtain advances that bear interest at 0.5% above CIT's prime rate (4.0% at March 31, 2004). The Company pledged its Textile segment's accounts receivable and property and equipment as collateral under the factoring agreement. There is no set limit on borrowings. The amount available for borrowing is based on a formula consisting of 90% of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit.

The promissory note payable to JPMorgan in the amount of $3.0 million is dated May 2, 2002 and has a maturity date of August 16, 2005, as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at March 31, 2004 was 1.9375%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

Robert A. Levinson has made long-term loans totaling $500,000 to the Company at an interest rate of 6% per annum. Mr. Levinson has agreed not to require payment of these loans and $292,000 of related accrued interest at March 31, 2004 prior to January 1, 2006. Approximately $30,000 of accrued interest payable to Mr. Levinson has also been classified as a current liability as the Company expects to pay such amount within the next twelve months.

Mr. Levinson has agreed to personally support the Company's cash requirements to enable it to fulfill its obligations through January 1, 2006, to the extent necessary, up to a maximum amount of $3.0 million. The Company believes its reliance on such commitment is reasonable and that Mr. Levinson has sufficient liquidity and net worth to honor such commitment. The Company believes that Mr. Levinson's written commitment provides the Company with the legal right to request and receive such advances. In the event that Mr. Levinson did not honor such commitment, the Company would have the right to sue Mr. Levinson for breach of his agreement. Mr. Levinson reaffirmed this undertaking in writing on March 12, 2004. In connection with this agreement, Mr. Levinson advanced $895,000 to the Company during April 2004 at an interest rate of 6% per annum, and all such advances and interest are expected to be repaid by the Company to Mr. Levinson during the third and fourth quarters of 2004.

During the period ended March 31, 2004, the Company was in compliance with all debt covenants.

The Series A Preferred Stock is subject to mandatory redemption, to the extent the Company may lawfully do so, in three equal annual installments on June 15, 2007, June 15, 2008 and June 15, 2009, in each case, from funds legally available therefore, at a price per share of Series A Preferred Stock equal to $1 per share, together with an amount representing accrued and unpaid dividends, whether or not declared, to the date of redemption. Dividends on the Series A Preferred Stock accrue at a rate of $0.06 per annum per share when, as and if declared by the Company and are payable quarterly on March 15, June 15, September 15 and December 15. Quarterly dividends which are not paid in full in cash on any dividend payment date will accumulate without interest. Under the terms of the CIT Facilities, preferred stock redemption payments are prohibited and preferred stock dividend payments are limited to $300,000 per year.

Summary of Contractual Obligations
----------------------------------
A summary of the Company's March 31, 2004 contractual obligations and commitments is as follows:

                                                       Less than                           More than
                                             Total      1 year     1-3 years   4-5 years    5 years
                                           ---------   ---------   ---------   ---------   ---------
     Due to Factor                         $   1,380   $   1,380   $      --   $      --   $      --
     CIT asset based loan                      3,523       3,523          --          --          --
     Term loans                                4,551          --       4,551          --          --
     Long term loan - stockholder                792          --         792          --          --
     Pension liabilities                       5,698         129         187         153       5,229
     Post retirement medical liabilities       2,347         150         165         182       1,851
     Environmental liabilities                 1,238          --         200         200         838
     Other liabilities                           542          27         108          72         335
     Preferred stock                           4,555          --       1,518       3,037          --
     Operating lease obligations               1,009         305         398         274          32
                                           ---------   ---------   ---------   ---------   ---------
                                           $  25,635   $   5,514   $   7,919   $   4,211   $   8,285
                                           =========   =========   =========   =========   =========

Seasonality and New Programs

The Company's Textile business is seasonal and as such the Company generally realizes significantly higher revenues and operating income in the third and fourth quarters. Such seasonality takes into account the standard lead-time required by the fashion industry to manufacture apparel, which corresponds to the respective retail selling seasons. Standard lead-time is the period of time commencing when the Company receives an order from a customer and ending when the Company ships the order to the customer. In response to this seasonality, the Company generally increases its inventory levels, and thereby has higher working capital needs during the second and third quarters of its fiscal year. The Company and the U.S. apparel industry in general are sensitive to the business cycle of the national economy. Moreover, the popularity, supply and demand for particular apparel products can change significantly from year to year based on prevailing fashion trends and other factors. Reflecting the cyclical nature of the apparel industry, many apparel producers tend to increase capacity during years in which sales are strong. These increases in capacity tend to accelerate a general economic downturn in the apparel markets when demand weakens. These factors have contributed historically to fluctuations in the Company's results of operations and they are expected to continue to occur in the future.

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

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Those statements include statements regarding the intent and belief or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, future revenue opportunities, the future growth of the Company's customer base and strategic and distribution relationships, future capital needs, marketing and sales force, the possible acquisition of complementary products and businesses and other risks and uncertainties that may be detailed herein, and from time-to-time, in the Company's other reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

No change occurred in the Company's internal controls concerning financial reporting during the first quarter of the fiscal year ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.




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

 31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1         Chief Executive Officer's Certificate, pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2         Chief Financial Officer's Certificate, pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------


(b)  Reports on Form 8-K

         The Company filed one Current Report on Form 8-K during the quarter ended March 31, 2004. Information regarding the items reported on is as follows:

                                  Item
    Date Filed or Furnished      Numbers                  Description
    -----------------------      -------      ----------------------------------

        March 17, 2004           5 and 7      Announced charge to fiscal 2003
                                              earnings to reflect the impairment
                                              of goodwill associated with the
                                              Company's Textile division.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           LEVCOR INTERNATIONAL, INC.



Date: May 14, 2004                /s/ ROBERT A. LEVINSON
      ------------                ----------------------------------------------
                                  Robert A. Levinson
                                  Chairman of the Board, President and Chief
                                  Executive Officer


Date: May 14, 2004                /s/ EDWARD F. COOKE
      ------------                ----------------------------------------------
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