Form 10QSB
period 2004-06-30
LEVCOR INTERNATIONAL INC
filed 2004-08-06
CIK 76094

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

For the quarterly period ended June 30, 2004
                               -------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ): Yes [X] No [ ]

As of August 6, 2004, 5,327,499 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                           LEVCOR INTERNATIONAL, INC.

                                      INDEX


                                                                            Page
                                                                            ----
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheet
             as of June 30, 2004 .............................................1

             Condensed Consolidated Statements of Income (Loss)
             for the Three and Six Months Ended June 30, 2004 and 2003........2

             Condensed Consolidated Statements of Comprehensive Income (Loss)
             for the Three and Six Months Ended June 30, 2004 and 2003........2

             Condensed Consolidated Statements of Cash Flows
             for the Six Months Ended June 30, 2004 and 2003..................3

             Notes to Condensed Consolidated Financial Statements -
             June 30, 2004....................................................4


Item 2.      Management's Discussion and Analysis or Plan of Operation ......11

Item 3.      Controls and Procedures.........................................20

PART II.     OTHER INFORMATION

Item 2       Changes In Securities, Use of Proceeds and Issuer Purchases
             of Equity Securities............................................21

Item 6.      Exhibits and Reports on Form 8-K................................22

             Signatures......................................................23

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                             (Dollars in thousands)

ASSETS
Current Assets:                                                        June 30, 2004
                                                                       -------------
     Cash                                                              $          48
     Accounts receivable trade, net                                            3,879
     Inventories, net                                                         10,035
     Deferred income taxes                                                       842
     Other current assets                                                        409
                                                                       -------------
         Total current assets                                                 15,213

Property, Plant and Equipment, at cost                                         4,596
Less: Accumulated Depreciation and Amortization                                2,226
                                                                       -------------
         Net property, plant and equipment                                     2,370

Goodwill                                                                       4,843
Deferred income taxes                                                          4,081
Other assets                                                                   1,691
                                                                       -------------
         Total Assets                                                  $      28,198
                                                                       =============

LIABILITIES
Current Liabilities:
     Revolving loan and current maturities of long-term debt           $       4,833
     Due to factor                                                             1,057
     Accounts payable                                                          3,359
     Other current liabilities                                                 1,574
     Loan payable to stockholder                                               1,436
                                                                       -------------
         Total current liabilities                                            12,259
Long-term debt, less current maturities                                        4,515
Loan payable to stockholder                                                      798
Pension liabilities                                                            5,667
Post retirement medical liabilities                                            2,296
Environmental liabilities                                                      1,238
Other liabilities                                                                757
Mandatory Redeemable Preferred Stock, par value $0.01 per share
     8,000,000 shares authorized:  Shares issued and outstanding:
     Series A - 4,555,007                                                      4,555
                                                                       -------------
         Total Liabilities                                                    32,085
                                                                       -------------

STOCKHOLDERS' DEFICIT
Common Stock, par value $0.01 per share
      15,000,000 shares authorized;
      5,303,541 shares issued and outstanding                                     53
Paid in Capital                                                               33,201
Accumulated Deficit                                                          (34,160)
Accumulated Other Comprehensive Loss                                          (2,893)
Unearned Compensation                                                            (88)
                                                                       -------------
Total Common Stockholders' Deficit                                            (3,887)
                                                                       -------------
Total Liabilities and Stockholders' Deficit                            $      28,198
                                                                       =============

See Notes to Condensed Consolidated Financial Statements.

                           LEVCOR INTERNATIONAL, INC.
                                AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)
                  (Amounts in thousands, except per share data)

                                                            Three Months Ended         Six Months Ended
                                                                 June 30,                   June 30,
                                                         -----------------------    -----------------------
                                                            2004         2003          2004         2003
                                                         ----------   ----------    ----------   ----------
Net sales                                                $    6,661   $    6,106    $   13,274   $   13,337
Cost of sales                                                 4,323        4,074         8,499        8,490
                                                         ----------   ----------    ----------   ----------
                                                              2,338        2,032         4,775        4,847
Selling, general and administrative expenses                  2,067        2,076         4,233        4,298
                                                         ----------   ----------    ----------   ----------
Income (loss) before interest, preferred dividends
     and income taxes                                           271          (44)          542          549
Interest expense, net                                           142          127           266          256
Dividends on mandatory redeemable preferred stock                68           --           137           --
                                                         ----------   ----------    ----------   ----------
Income (loss) before income taxes                                61         (171)          139          293
Provision (benefit) for income taxes                             49          (64)          105          113
                                                         ----------   ----------    ----------   ----------
Net income (loss)                                                12         (107)           34          180
Less dividends on mandatory redeemable preferred stock           --           69            --          137
                                                         ----------   ----------    ----------   ----------
Income (loss) applicable to common stock                 $       12   $     (176)   $       34   $       43
                                                         ==========   ==========    ==========   ==========

Earnings (loss) per share:
         Basic                                           $       --*  $     (.03)   $       --*  $      .01
                                                         ==========   ==========    ==========   ==========
         Diluted                                         $       --*  $     (.03)   $       --*  $      .01
                                                         ==========   ==========    ==========   ==========

Weighted average shares outstanding - basic                   5,303        5,132         5,262        5,052
Potential common stock                                           70          202            86          186
                                                         ----------   ==========    ----------   ==========
Weighted average shares outstanding - diluted                 5,373        5,334         5,348        5,238
                                                         ==========   ==========    ==========   ==========

*  Less than $.005

See Notes to Condensed Consolidated Financial Statements.


                           LEVCOR INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                           Three Months Ended          Six Months Ended
                                                                June 30,                    June 30,
                                                        ------------------------    ------------------------
                                                           2004          2003          2004          2003
                                                        ----------    ----------    ----------    ----------
Net income (loss) before dividends on preferred stock   $       12    $     (107)   $       34    $      180
Other comprehensive income (loss):
         Foreign currency translation adjustment                (1)           34           (12)           46
                                                        ----------    ----------    ----------    ----------
Comprehensive income (loss)                             $       11    $      (73)   $       22    $      226
                                                        ==========    ==========    ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                  Six Months Ended June 30,
                                                                  ------------------------
                                                                     2004          2003
                                                                  ----------    ----------
Cash Flows From Operating Activities:
Net income                                                        $       34    $      180
Reconciliation of net income to net cash used in operations:
      Depreciation and amortization                                      222           223
      Deferred tax provision                                              90            52
      Stock based compensation expense                                    17            13
      Changes in operating assets and liabilities:
        Accounts receivable trade, net                                (1,104)           39
        Inventories                                                   (3,459)       (2,587)
        Other current assets                                            (178)            9
        Other assets                                                      17           (51)
        Accounts payable                                               1,532         1,291
        Other current liabilities                                        (76)       (1,061)
        Pension liabilities                                              (43)          (41)
        Post retirement medical liabilities                              (90)          (49)
        Environmental liabilities                                         (1)           --
        Other liabilities                                               (120)         (275)
                                                                  ----------    ----------
             Net cash used in operating activities                    (3,288)       (2,257)
                                                                  ----------    ----------

Cash Flows From Investing Activities:
Capital expenditures                                                     (74)          (70)
Cash acquired from acquisition                                            --             4
Investment in other assets                                               (35)          (36)
                                                                  ----------    ----------
             Net cash used in investing activities                      (109)         (102)
                                                                  ----------    ----------

Cash Flows From Financing Activities:
Revolving loan and long-term debt, net                                 1,753          (533)
Due to factor                                                            212         1,697
Proceeds from stockholder loan, net                                    1,420         1,332
Dividends on preferred stock                                              --          (137)
Proceeds from exercise of stock options                                   16            --
                                                                  ----------    ----------
             Net cash provided by financing activities                 3,401         2,359
                                                                  ----------    ----------

Increase in cash                                                           4            --
Cash at beginning of period                                               44            71
                                                                  ----------    ----------
Cash at end of period                                             $       48    $       71
                                                                  ==========    ==========

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Interest                                                       $      254    $      239
                                                                  ==========    ==========
   Income taxes                                                   $       48    $      365
                                                                  ==========    ==========

Non-cash transactions:
   Stock issued on option exercise                                $      145    $       --
                                                                  ==========    ==========
   Treasury stock acquired in relation to stock option exercise   $      145    $       --
                                                                  ==========    ==========
   Retirement of treasury stock                                   $      222    $       --
                                                                  ==========    ==========

See Notes to Condensed Consolidated Financial Statements

                           LEVCOR INTERNATIONAL, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE 1:  BASIS OF PRESENTATION
------------------------------

The Unaudited Condensed Consolidated Balance Sheet as of June 30, 2004 and the Unaudited Condensed Consolidated Statements of Income (Loss) and Cash Flows for the three and six months ended June 30, 2004 and 2003 include the accounts of Levcor International, Inc. ("Levcor" or "the Company") and its subsidiaries.

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

Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to Management's Discussion and Analysis or Plan of Operation, the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Nature of Operation: The Company (i) operates a textile business that produces fabrics and manufactures garments on a contract basis for sale in the apparel industry and (ii) manufactures, packages and distributes a line of buttons and other craft products for sale in the home sewing and craft retail industry. The Company sells its products to customers primarily in the United States and also has distribution in Canada and Europe.

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

Goodwill: The Company reviews goodwill for impairment annually, or more frequently if impairment indicators arise.

Reclassifications: Certain reclassifications have been made to the prior period's financial statements to conform to the current period presentation.


NOTE 3:  MERGER WITH CARLYLE INDUSTRIES, INC.
---------------------------------------------

On January 6, 2003, the Company completed its acquisition of Carlyle Industries, Inc. ("Carlyle"), which was effected as a merger of Carlyle with and into the Company. In the merger, each five shares of Carlyle common stock were converted into one share of Company common stock, par value $0.01 per share ("Common Stock"), and each share of Carlyle Series B preferred stock was converted into one share of Company Series A preferred stock, par value $0.01 per share ("Series A Preferred Stock" or "Redeemable Preferred Stock"). In addition, the Company assumed Carlyle stock options, which became options to purchase approximately 220,000 shares of Company Common Stock. The purchase price was valued at approximately $6.8 million.

NOTE 4:  SEGMENT INFORMATION
----------------------------

The Company operates in two reportable segments: Textile and Craft. Accounting policies of the two segments are substantially the same as those described in the summary of significant accounting policies as presented in the financial statements as of and for the year ended December 31, 2003, which were included in the Company's most recent Form 10-KSB. All revenues generated in the segments are external. The following table sets forth information regarding revenue and operating income by reportable segment (dollars in thousands):

                                 Three Months Ended June 30,     Six Months Ended June 30,
                                ----------------------------    ----------------------------
                                    2004            2003            2004            2003
                                ------------    ------------    ------------    ------------
     Revenue:
       Textile                  $      1,026    $        471    $      1,927    $      1,943
       Craft                           5,635           5,635          11,347          11,394
                                ------------    ------------    ------------    ------------
                                $      6,661    $      6,106    $     13,274          13,337
                                ============    ============    ============    ============
     Operating income (loss):
       Textile                  $       (254)   $       (354)   $       (568)   $       (618)
       Craft                             806             568           1,656           1,715
                                ------------    ------------    ------------    ------------
                                $        552    $        214    $      1,088    $      1,097
                                ============    ============    ============    ============

                                             Three Months Ended June 30,     Six Months Ended June 30,
                                             ---------------------------    ---------------------------
                                                 2004           2003            2004           2003
                                             ------------   ------------    ------------   ------------
     Corporate general and
       administrative expense                $        281   $        258    $        546   $        548
     Interest expense, net                            142            127             266            256
     Dividends on mandatory
       redeemable preferred stock                      68             --             137             --
     Provision (benefit) for income taxes              49            (64)            105            113
                                             ------------   ------------    ------------   ------------
     Net income (loss)                                 12           (107)             34            180
     Less dividends on mandatory
       redeemable preferred stock                      --             69              --            137
                                             ------------   ------------    ------------   ------------
     Net income applicable to common stock   $         12   $       (176)   $         34   $         43
                                             ============   ============    ============   ============

     Depreciation and amortization:
       Textile                               $         12   $          9    $         24   $         16
       Craft                                           98            103             198            207
                                             ------------   ------------    ------------   ------------
                                             $        110   $        112    $        222   $        223
                                             ============   ============    ============   ============

     Capital expenditures:
       Textile                               $         --   $         --    $         21   $         35
       Craft                                           15              9              53             35
                                             ------------   ------------    ------------   ------------
                                             $         15   $          9    $         74   $         70
                                             ============   ============    ============   ============

See Note 8 for a description of changes in presentation of dividends on mandatory redeemable preferred stock in accordance with SFAS 150.

NOTE 5:  INVENTORIES
--------------------

The components of inventories, net of reserves, are as follows (dollars in thousands):

                                   June 30, 2004     December 31, 2003
                                 -----------------   -----------------
              Raw materials      $           2,879   $           2,715
              Work in progress                  54                  69
              Finished goods                 7,102               3,779
                                 -----------------   -----------------
                                 $          10,035   $           6,563
                                 =================   =================

At June 30, 2004 inventories were valued on an average cost method basis. Inventories are stated at the lower of cost or market.

NOTE 6:  SHORT TERM AND LONG TERM DEBT
--------------------------------------

The Company has a credit facility with the CIT Group, Inc. ("CIT") and a promissory note payable to JPMorgan Chase Bank ("JPMorgan"). In addition, the Company has borrowings and advances outstanding from Robert A. Levinson, a stockholder, officer and director of the Company.

The Company's credit facility with CIT (the "CIT Facility") provides for maximum aggregate borrowings of up to $7.5 million in the form of revolving credit, letters of credit and term loans. The CIT Facility is comprised of separate financing agreements with the Company and its wholly-owned subsidiary, Blumenthal Lansing Company, LLC ("Blumenthal"), which now includes the former Westwater Industries, LLC ("Westwater") which was merged into Blumenthal as of May 1, 2004.

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.7 million of which was outstanding at June 30, 2004, (ii) revolving credit advances to the Company in an amount up to $500,000 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, and a Letter of Credit facility with a limit of $500,000. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.4 million due on January 1, 2006. The revolving credit advances are also due on January 1, 2006. All amounts outstanding under the CIT Facility bear interest at the Chase Bank N.A. prime rate plus 0.5% with a minimum rate of 5.0%.

In connection with the CIT Facility, the Company and its subsidiary have made cross corporate guarantees and have issued first priority liens covering substantially all of the assets of the Company and its subsidiary. In addition, Mr. Robert A. Levinson, a stockholder, officer and director of the Company, provided certain collateral against advances provided under the CIT Facility.

The CIT Facility contains representations and warranties and events of default customary for agreements of this nature such as restrictions on incurring more debt, acquisitions, the use of proceeds from the sales of assets, the prohibition of preferred stock redemptions, dividend payments in excess of $300,000 per year, and a change in voting control of the Company. The CIT Facility also contains a subjective acceleration clause which states that, except for the Term Loan, all obligations shall, at CIT's option, be immediately due and payable without notice or demand upon the occurrence of any change in the Company's condition or affairs (financial or otherwise) that, in CIT's sole discretion exercised by CIT in accordance with CIT's business judgment, materially impairs the collateral or increases CIT's risk. In the case of the Term Loan, CIT may accelerate the maturity in the event of a default by the Company after thirteen months notice of such acceleration. Management of the Company believes that the likelihood of CIT accelerating the payment of any of the obligations under the CIT Facility during the next twelve months is remote.

Pursuant to a factoring agreement between CIT and the Company, CIT purchases the Textile segment's eligible trade accounts receivable without recourse and assumes substantially all credit risk with respect to such accounts. The amounts due to the Company from CIT under the factoring agreement earn no interest. The factoring agreement allows the Company to obtain advances that bear interest at 0.5% above CIT's prime rate (4.25% at June 30, 2004). The Company pledged its Textile segment's accounts receivable and property and equipment as collateral under the factoring agreement. There is no set limit on borrowings. The amount available for borrowing is based on a formula consisting of 90% of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit.

The promissory note payable to JPMorgan in the amount of $3.0 million is dated May 2, 2002 and has a maturity date of August 16, 2005, as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at June 30, 2004 was 1.93705%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

Robert A. Levinson has made long-term loans totaling $500,000 to the Company at an interest rate of 6% per annum. Mr. Levinson has agreed not to require payment of these loans and $298,000 of related accrued interest at June 30, 2004 prior to January 1, 2006. Approximately $28,000 of accrued interest payable to Mr. Levinson has also been classified as a current liability as the Company expects to pay such amount within the next twelve months.

Mr. Levinson has agreed to personally support the Company's cash requirements to enable it to fulfill its obligations through January 1, 2006, to the extent necessary, up to a maximum amount of $3.0 million. The Company believes its reliance on such commitment is reasonable and that Mr. Levinson has sufficient liquidity and net worth to honor such commitment. The Company believes that Mr. Levinson's written commitment provides the Company with the legal right to request and receive such advances. In the event that Mr. Levinson did not honor such commitment, the Company would have the right to sue Mr. Levinson for breach of his agreement. Mr. Levinson reaffirmed this undertaking in writing on March 12, 2004. In connection with this agreement, Mr. Levinson has advanced $1,436,000 to the Company at an interest rate of 6% per annum during the second quarter of 2004, and all such advances are expected to be repaid by the Company to Mr. Levinson during the third and fourth quarters of 2004.

During the period ended June 30, 2004, the Company was in compliance with all debt covenants.

NOTE 7:  PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
--------------------------------------------------------

The Company sponsors a defined benefit plan, which requires no contribution from the employees. The plan was frozen as of December 31, 1994, and no new employees have been eligible to join this plan since that date. Prior to December 31, 1994, the plan covered substantially all employees. The employees covered under the plan do not receive any additional accruals for service rendered after December 31, 1994. Plan assets consist principally of common stocks, U.S. Government obligations, and mutual funds.

The benefits under this plan are determined based on formulas, which reflect the employees' years of service and compensation during their employment period. The projected unit credit method is used to determine pension cost. Funding requirements for the plan are based on the unit credit method. The Company's policy is to fund pension cost as required by ERISA. For 2004, there are no minimum funding requirements for the plan.

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

A summary of net periodic benefit costs of the Company's defined benefit plan and post retirement medical benefit plan for the three and six months ended June 30, 2004 and 2003, respectively, are as follows (dollars in thousands):

                                               Three Months Ended           Six Months Ended
                                                    June 30,                    June 30,
                                            ------------------------    ------------------------
     Pension Benefits                          2004          2003          2004          2003
     ----------------                       ----------    ----------    ----------    ----------
     Service                                $       --    $       --    $       --    $       --
     Interest cost                                 323           339           646           678
     Expected return on plan assets               (341)         (352)         (682)         (704)
     Amortization of prior service cost             --            --            --            --
     Recognized net actuarial loss                  38            18            76            36
                                            ----------    ----------    ----------    ----------
     Net periodic benefit cost              $       20    $        5    $       40    $       10
                                            ==========    ==========    ==========    ==========


                                               Three Months Ended           Six Months Ended
                                                    June 30,                    June 30,
                                            ------------------------    ------------------------
     Other Benefits                            2004          2003          2004          2003
     --------------                         ----------    ----------    ----------    ----------
     Service                                $       --    $       --    $       --    $       --
     Interest cost                                  17            31            34            62
     Expected return on plan assets                 --            --            --            --
     Amortization of prior service cost             (4)           (4)           (8)           (8)
     Recognized net actuarial loss (gain)          (20)          (10)          (40)          (20)
                                            ----------    ----------    ----------    ----------
     Net periodic benefit cost (gain)       $       (7)   $       17    $      (14)   $       34
                                            ==========    ==========    ==========    ==========

For more information on the Company's pension and other post-retirement benefit plans, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB.


NOTE 8:  MANDATORY REDEEMABLE PREFERRED STOCK
---------------------------------------------

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

Effective July 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities" ("SFAS 150"). Accordingly, the redeemable preferred stock has been classified as a liability in the balance sheet at redemption value as of June 30, 2004. The Statements of

Income (Loss) for quarter ended June 30, 2004 includes $68,000 of preferred stock dividends paid during the second quarter of 2004 which have been included in the determination of operating income. For periods prior to July 1, 2003, such redeemable preferred stock dividend payments are reported as an adjustment to net income to arrive at net income available to common stock. In accordance with SFAS 150, dividend payments made in the first and second quarters of 2003 are not permitted to be reclassified to the current accounting treatment and as a result they continue to be presented on a separate line.

NOTE 9:  COMMON STOCK AND STOCK OPTIONS
---------------------------------------

Between January 1, 2004 and June 30, 2004, the Company issued an aggregate of 5,526 shares of common stock to Directors and recorded such issuance as stock based compensation expense.

During the six months ended June 30, 2004, in connection with a stock option exercise by Robert A. Levinson, a stockholder, officer and director of the Company, the Company issued 170,000 shares of common stock and accepted 45,274 shares of common stock previously held by the optionee as payment of the option exercise price. The common shares tendered were recorded as treasury stock. All 102,874 shares of treasury stock were retired as of March 31, 2004. The Company also issued 16,000 shares of common stock in connection with the exercise of employee stock options during the six months ended June 30, 2004.

The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for stock options. No stock-based employee compensation expense is reflected in net income for employee stock options since all stock options are granted at an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recognized ratably over a period of up to 36 months based on the quarter-end market values of the stock. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                   Three Months Ended           Six Months Ended
                                                        June 30,                    June 30,
                                                ------------------------    -----------------------
                                                   2004          2003          2004         2003
                                                ----------    ----------    ----------   ----------
     Income (loss) applicable to common stock
          As Reported                           $       12    $     (176)   $       34   $       43
           Pro Forma                            $       (4)   $     (176)   $        3   $       43
     Basic EPS:
          As Reported                           $       --*   $     (.03)   $       --*  $      .01
          Pro Forma                             $       --*   $     (.03)   $       --*  $      .01
     Diluted EPS:
          As Reported                           $       --*   $     (.03)   $       --*  $      .01
          Pro Forma                             $       --*   $     (.03)   $       --*  $      .01

* Less than $.005

The fair value of the option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions, risk-free interest rate of 3.93 percent, expected dividend yields of zero percent; expected life of 10 years; expected volatility of 45 percent.

NOTE 10:  RELATED PARTY TRANSACTIONS
------------------------------------

Robert A. Levinson has provided long-term loans of $500,000 to the Company, has made short term advances of $1,436,000 during the second quarter of 2004 and has pledged collateral in support of certain Company obligations. See Note 7 for a description of these transactions. During the first quarter of 2004, Mr. Levinson exercised stock options and tendered previously held shares in payment of the option price. See Note 9 for a description of this transaction.

In addition to being a director of the Company, Edward H. Cohen serves as counsel to Katten Muchin Zavis Rosenman, New York, New York, legal counsel to the Company. During the six months ended June 30, 2004, fees for services provided to the Company by Katten Muchin Zavis Rosenman totaled approximately $65,000. Mr. Cohen does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.




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

Receivables

The Textile segment factors substantially all of its accounts receivable, therefore, the accounts receivable amount shown on the Consolidated Balance Sheet is primarily related to the Company's Craft segment.

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

Inventories

Inventories are stated at the lower of cost (principally average cost) or market. Inventories consist of loose buttons, unpackaged craft products, yarn and greige goods (collectively considered raw materials), packaged craft and button products, finished fabric and garments (collectively considered finished goods). The Company estimates markdowns required for inventories based upon future marketability as well as general economic conditions. The Company regularly reviews inventory quantities on hand, by item, and records a provision for excess inventory based primarily upon the Company's historical experience and estimated forecast of product demand using historical and recent ordering data relative to the quantity on hand for each item. A significant decrease in demand for the Company's products could result in an increase in the amount of excess inventory quantities on hand; however, the Company manages inventory and monitors product purchasing to reduce this risk.

Intangible Assets

Goodwill and other intangible assets such as trademarks are evaluated for impairment at least annually and, if necessary, impairment is recorded. Goodwill and other intangible assets are not amortized.

Pension Liabilities

The Company used an estimated rate of return of 8.00% and a discount rate of 6.25% in computing its defined benefit plan pension liability.

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

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net sales for the three months ended June 30, 2004 totaled $6.7 million as compared to $6.1 million during the three months ended June 30, 2003.

Net sales of the Craft segment totaled $5.6 million for each of the three-month periods ended June 30, 2004 and 2003, respectively.

Net sales of the Textile segment totaled $1.0 million in the three months ended June 30, 2004 as compared to $471,000 during the three months ended June 30, 2003. Revenues in the Textile segment in 2004 were derived primarily from contract garment manufacturing activities whereas revenues in the Textile segment in 2003 consisted primarily of fabric converting. The contract garment manufacturing business in which the Textile division competes is very seasonal and, based on our current customer base, sales are heavily weighted to the third and fourth quarters. The Company is working to secure additional contract garment manufacturing business in order to increase volume and to balance out seasonal activity.

Gross margin during the three months ended June 30, 2004 totaled $2.3 million as compared to $2.0 million during the second quarter of 2003.

Gross margin for the Craft segment totaled $2.1 million during the three months ended June 30, 2004 as compared to $1.9 million during the second quarter of 2003. The improvement in gross margin as compared to the second quarter of 2003 was due to lower variable costs.

Gross margin for the Textile segment totaled $208,000 during the three months ended June 30, 2004 as compared to $179,000 during the three months ended June 30, 2003. The improvement versus the second quarter of 2003 was due to the increase in sales, which effect was partially offset by a lower gross margin percent in 2004 as compared to 2003. Gross margin in 2003 also included $48,000 of other revenue related to the textile conversion business. There was no such other revenue included in gross margin in 2004.

Selling, general and administrative expenses during each of the three months ended June 30, 2004 and 2003 totaled $2.1 million, respectively.

Income before interest, preferred dividends and income taxes for the three months ended June 30, 2004 totaled $271,000 as compared to a loss of $44,000 during the same period last year. The increase from 2003 to 2004 was due to the improvement in gross profit, as discussed above.

Net interest expense during the three months ended June 30, 2004 totaled $142,000 as compared to net interest expense of $127,000 during the three months ended June 30, 2003. The increase in interest expense as compared to the same period last year was primarily the result of higher average debt levels in the second quarter of 2004 as compared to 2003.

Income before income taxes for the three months ended June 30, 2004 was reduced by the accrual of the Series A Redeemable Preferred Stock dividends which totaled $68,000 for the period, due to the Company's adoption of the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities ("SFAS 150") during the third quarter of 2003. The accrual of preferred stock dividends totaling $69,000 during the second quarter of 2003 was previously reported as an adjustment to Net Income to arrive at Net Income Attributable to Common Stockholders and the provisions of SFAS 150 preclude the restatement of prior year financial statements.

The provision for income taxes during the three months ended June 30, 2004 was $49,000 as compared to a benefit of $64,000 during the three months ended June 30, 2003. Because of the Company's net operating loss carryforward, the Federal income tax provision at 34% reduces the deferred tax asset and does not require a cash payment.

Three-month results may not be indicative of full year results due to programs with major apparel and retail customers which may vary as to timing and amount from quarter to quarter. In addition, consolidation within the Company's customer base and inventory reduction efforts by major retail customers may adversely affect the Company's revenue and operating results in subsequent quarters.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net sales for each of the six-month periods ended June 30, 2004 and 2003 was $13.3 million. Net sales of the Craft segment was $11.4 million in each of the six months ended June 30, 2004 and 2003.

Net sales of the Textile segment totaled $1.9 million in each of the six months ended June 30, 2004 and 2003. The contract garment manufacturing business in which the Textile division competes is very seasonal and, based on our current customer base, sales are heavily weighted to the third and fourth quarters. The Company is working to secure additional contract garment manufacturing business in order to increase volume and to balance out seasonal activity.

Gross margin during each of the six-month periods ended June 30 of 2004 and 2003 totaled $4.8 million. Gross margin for the Craft segment totaled $4.4 million during each of the six-month periods ended June 30, 2004 and 2003.

Gross margin for the Textile segment totaled $394,000 during the six months ended June 30, 2004 as compared to $467,000 during the six months ended June 30, 2003. Gross margin in 2003 also included $85,000 of other revenue related to the textile conversion business as compared to none in 2004.

Selling, general and administrative expenses during the six months ended June 30, 2004 totaled $4.2 million as compared to $4.3 million during the first six months of 2003.

Income before interest, preferred dividends and income taxes for the six months ended June 30, 2004 totaled $542,000 as compared to $549,000 during the same period last year.

Net interest expense during the six months ended June 30, 2004 totaled $266,000 as compared to net interest expense of $256,000 during the six months ended June 30, 2003. The increase in interest expense as compared to the same period last year was primarily the result of higher average debt levels during the first half of 2004 as compared to 2003.

Income before income taxes for the six months ended June 30, 2004 was reduced by the accrual of the Series A Redeemable Preferred Stock dividends which totaled $137,000 for the period, due to the Company's adoption of the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities ("SFAS 150") during the third quarter of 2003. The accrual of preferred stock dividends totaling $137,000 during the first half of 2003 was previously reported as an adjustment to Net Income to arrive at Net Income Attributable to Common Stockholders and the provisions of SFAS 150 preclude the restatement of prior year financial statements.

The provision for income taxes during the six months ended June 30, 2004 was $105,000 as compared to $113,000 during the six months ended June 30, 2003. Because of the Company's net operating loss carryforward, the Federal income tax provision at 34% reduces the deferred tax asset and does not require a cash payment.

Six-month results may not be indicative of full year results due to programs with major apparel and retail customers which may vary as to timing and amount from quarter to quarter. In addition, consolidation within the Company's customer base and inventory reduction efforts by major retail customers may adversely affect the Company's revenue and operating results in subsequent quarters.


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

At June 30, 2004 the Company's principal sources of liquidity included cash of $48,000 and trade accounts receivable of $3.9 million.

The Company's principal sources of cash flow are from internally generated funds, borrowings under revolving credit facilities, advances under the factoring agreement and advances from Robert A. Levinson, a stockholder, officer and director.

Cash Flow Summary:
(in thousands)
                                                        Six Months ended
                                                            June 30,
                                                   ---------------------------
                                                      2004              2003
                                                   ---------         ---------
         Net cash provided by (used in):
                  Operating activities             $  (3,288)        $  (2,257)
                  Investing activities                  (109)             (102)
                  Financing activities                 3,401             2,359
                                                   ---------         ---------
         Net change in cash                        $       4         $      --
                                                   =========         =========


Net cash flow used in operating activities totaled $3.3 million during the six months ended June 30, 2004, as compared to $2.3 million cash used in operating activities during the same period last year. The increase in cash flow used by operating activities was primarily the result of higher levels of inventory and accounts receivable as compared to the six-month period ended June 30, 2003. The higher level of accounts receivable at June 30, 2004 was the result of a change in customer mix in the Craft segment during the six months ended June 30, 2004 as compared to 2003.

Net cash flow used in investing activities totaled $109,000 during the six months ended June 30, 2004, as compared to $102,000 during 2003.

Net cash provided by financing activities totaled $3.4 million during the six months ended June 30, 2004, as compared to $2.4 million of net cash provided by financing activities during the six months ended June 30, 2003. Net borrowings under the Company's credit facilities during the six months ended June 30, 2004 totaled $1.8 million as compared to repayments of $533,000 during the same period last year. Net amount borrowed from factor during the six months ended June 30, 2004 totaled $212,000 as compared to $1.7 million in 2003. Net proceeds from stockholder loan totaled $1.4 million as compared to $1.3 million in 2003.

Cash used for preferred stock dividend payments during the six months ended June 30, 2004 totaled none as compared to $137,000 during the six months ended June 30, 2003. The reduction in cash flows used in preferred stock dividend payments was due to the effect of the adoption of SFAS 150 in the third quarter of 2003 which required that the 2004 preferred stock dividend payment of $137,000 be included in the determination of net income.

Cash provided by the exercise of stock options totaled $16,000 during the six months ended June 30, 2004 as compared to none in the six months ended June 30, 2003. Common stock was issued in connection with the exercise of stock options and the payment of director fees to those directors who have opted to receive shares of Company stock in lieu of cash in payment of their fees.

The Company has a credit facility with the CIT Group, Inc. ("CIT") and a promissory note payable to JPMorgan Chase Bank ("JPMorgan"). In addition, the Company has borrowings and advances outstanding from Robert A. Levinson, a stockholder, officer and director of the Company.

The Company's credit facility with CIT (the "CIT Facility") provides for maximum aggregate borrowings of up to $7.5 million in the form of revolving credit, letters of credit and term loans. The CIT Facility is comprised of separate financing agreements with the Company and its wholly-owned subsidiary, Blumenthal Lansing Company, LLC ("Blumenthal"), which now includes the former Westwater Industries, LLC ("Westwater") which was merged into Blumenthal as of May 1, 2004.

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.7 million of which was outstanding at June 30, 2004, (ii) revolving credit advances to the Company in an amount up to $500,000 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, and a Letter of Credit facility with a limit of $500,000. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.4 million due on January 1, 2006. The revolving credit advances are also due on January 1, 2006. All amounts outstanding under the CIT Facility bear interest at the Chase Bank N.A. prime rate plus 0.5% with a minimum rate of 5.0%.

In connection with the CIT Facility, the Company and its subsidiary have made cross corporate guarantees and have issued first priority liens covering substantially all of the assets of the Company and its subsidiary. In addition, Mr. Robert A. Levinson, a stockholder, officer and director of the Company, provided certain collateral against advances provided under the CIT Facility.

The CIT Facility contains representations and warranties and events of default customary for agreements of this nature such as restrictions on incurring more debt, acquisitions, the use of proceeds from the sales of assets, the prohibition of preferred stock redemptions, dividend payments in excess of $300,000 per year, and a change in voting control of the Company. The CIT Facility also contains a subjective acceleration clause which states that, except for the Term Loan, all obligations shall, at CIT's option, be immediately due and payable without notice or demand upon the occurrence of any change in the Company's condition or affairs (financial or otherwise) that, in CIT's sole discretion exercised by CIT in accordance with CIT's business judgment, materially impairs the collateral or increases CIT's risk. In the case of the Term Loan, CIT may accelerate the maturity in the event of a default by the Company after thirteen months notice of such acceleration. Management of the Company believes that the likelihood of CIT accelerating the payment of any of the obligations under the CIT Facility during the next twelve months is remote.

Pursuant to a factoring agreement between CIT and the Company, CIT purchases the Textile segment's eligible trade accounts receivable without recourse and assumes substantially all credit risk with respect to such accounts. The amounts due to the Company from CIT under the factoring agreement earn no interest. The factoring agreement allows the Company to obtain advances that bear interest at 0.5% above CIT's prime rate (4.25% at June 30, 2004). The Company pledged its Textile segment's accounts receivable and property and equipment as collateral under the factoring agreement. There is no set limit on borrowings. The amount available for borrowing is based on a formula consisting of 90% of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit.

The promissory note payable to JPMorgan in the amount of $3.0 million is dated May 2, 2002 and has a maturity date of August 16, 2005, as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at June 30, 2004 was 1.93705%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

Robert A. Levinson has made long-term loans totaling $500,000 to the Company at an interest rate of 6% per annum. Mr. Levinson has agreed not to require payment of these loans and $298,000 of related accrued interest at June 30, 2004 prior to January 1, 2006. Approximately $28,000 of accrued interest payable to Mr. Levinson has also been classified as a current liability as the Company expects to pay such amount within the next twelve months.

Mr. Levinson has agreed to personally support the Company's cash requirements to enable it to fulfill its obligations through January 1, 2006, to the extent necessary, up to a maximum amount of $3.0 million. The Company believes its reliance on such commitment is reasonable and that Mr. Levinson has sufficient liquidity and net worth to honor such commitment. The Company believes that Mr. Levinson's written commitment provides the Company with the legal right to request and receive such advances. In the event that Mr. Levinson did not honor such commitment, the Company would have the right to sue Mr. Levinson for breach of his agreement. Mr. Levinson reaffirmed this undertaking in writing on March 12, 2004. In connection with this agreement, Mr. Levinson has advanced $1,436,000 to the Company at an interest rate of 6% per annum during the second quarter of 2004, and all such advances are expected to be repaid by the Company to Mr. Levinson during the third and fourth quarters of 2004.

During the period ended June 30, 2004, the Company was in compliance with all debt covenants.

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

Summary of Contractual Obligations
----------------------------------
A summary of the Company's June 30, 2004 contractual obligations and commitments is as follows:

                                                        Less than                               More than
                                             Total        1 year      1-3 years    4-5 years     5 years
                                           ----------   ----------   ----------   ----------   ----------
     Due to Factor                         $    1,057   $    1,057   $       --   $       --   $       --
     CIT asset based loan                       4,833        4,833           --           --           --
     Short term loan - stockholder              1,436        1,436           --           --           --
     Term loans                                 4,515           --        4,515           --           --
     Long term loan - stockholder                 798           --          798           --           --
     Pension liabilities                        5,667          111          187          153        5,216
     Post retirement medical liabilities        2,296          150          165          181        1,800
     Environmental liabilities                  1,238           --          200          200          838
     Other liabilities                            533           27          108           72          326
     Preferred stock                            4,555           --        1,518        3,037           --
     Operating lease obligations                  907          204          398          273           32
                                           ----------   ----------   ----------   ----------   ----------
                                           $   27,835   $    7,818   $    7,889   $    3,916   $    8,212
                                           ==========   ==========   ==========   ==========   ==========

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

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Those statements include statements regarding the intent and belief or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, future revenue opportunities, development and growth of the Company's contract garment manufacturing business, the future growth of the Company's customer base and strategic and distribution relationships, future capital, marketing and sales force needs, the possible acquisition of complementary products and businesses and other risks and uncertainties that may be detailed herein, and from time-to-time, in the Company's other reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ITEM 3.       CONTROLS AND PROCEDURES

The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

In designing and evaluating the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.

No change occurred in the Company's internal controls concerning financial reporting during the second quarter of the fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.



                           PART II. OTHER INFORMATION

ITEM 2. CHANGE IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

During 2004, the Company issued shares of its common stock, par value $0.01 per share, to two of its non-employee directors in lieu of cash for quarterly director fees. The issue price was the average trading price on the last day of the quarter. On January 12, 2004, an aggregate of 2,378 shares were issued to the directors at a price of $3.58 per share. On April 19, 2004, an aggregate of 3,148 shares were issued to the directors at a price of $2.70 per share. On July 9, 2004, an aggregate of 3,958 shares were issued to the directors at a price of $2.40 per share. On July 19, 2004, 20,000 options were exercised resulting in gross proceeds to the Company of $19,000. These shares were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act.

              Small Business Issuer Purchases of Equity Securities
              ----------------------------------------------------

The following table sets forth information regarding the Company's purchases of shares of its common stock for the six months ended June 30, 2004.

                                                                     Total Number of      Maximum Number of
                                                                   Shares Purchased as     Shares that May
                                                                    Part of Publicly      Yet Be Purchased
                          Total Number of     Average Price Paid   Announced Plans or    Under the Plans or
Period                    Shares Purchased         Per Share             Programs             Programs
------                    ----------------         ---------             --------             --------
January 1, 2004 to
         January 31,             --                   --                    --                   --
         2004
February 1, 2004 to
         February 29,        45,274(1)             $3.20                    --                   --
         2004
March 1, 2004, to
         March 31,               --                   --                    --                   --
         2004
April 1, 2004, to
         April 30,               --                   --                    --                   --
         2004
May 1, 2004, to May              --                   --                    --                   --
         31, 2004
June 1, 2004, to June            --                   --                    --                   --
         30, 2004

(1) In connection with a stock option exercise by Robert A. Levinson, a stockholder, officer and director of the Company, the Company issued 170,000 shares of common stock and accepted 45,274 shares of common stock previously held by the optionee as payment of the option exercise price. The common shares tendered were recorded as treasury stock and cancelled subsequently.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1              Chief Executive Officer's Certificate, pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2              Chief Financial Officer's Certificate, pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------

(b)      Reports on Form 8-K

         There were no Current Reports on Form 8-K filed during the three months ended June 30, 2004.




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           LEVCOR INTERNATIONAL, INC.



Date: August 6, 2004                /s/ ROBERT A. LEVINSON
      --------------                --------------------------------------------
                                    Robert A. Levinson
                                    Chairman of the Board, President and Chief
                                    Executive Officer


Date: August 6, 2004                /s/ EDWARD F. COOKE
      --------------                --------------------------------------------
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