Form 10QSB
period 2004-09-30
LEVCOR INTERNATIONAL INC
filed 2004-11-10
CIK 76094

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
                               ------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days): Yes [X] No [ ]

As of November 9, 2004, 5,329,564 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                           LEVCOR INTERNATIONAL, INC.

                                         INDEX

                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheet
          as of September 30, 2004.........................................   1

          Condensed Consolidated Statements of Income
          for the Three and Nine Months Ended September 30, 2004 and 2003..   2

          Condensed Consolidated Statements of Comprehensive Income
          for the Three and Nine Months Ended September 30, 2004 and 2003..   2

          Condensed Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30, 2004 and 2003............   3

          Notes to Condensed Consolidated Financial Statements -
          September 30, 2004...............................................   4


Item 2.   Management's Discussion and Analysis or Plan of Operation........  12

Item 3.   Controls and Procedures..........................................  21

PART II.  OTHER INFORMATION

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds......  23

Item 6.   Exhibits and Reports on Form 8-K.................................  23

          Signatures.......................................................  24

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                             (Dollars in thousands)

ASSETS                                                        September 30, 2004
                                                              ------------------

Current Assets:
   Cash                                                          $        73
   Due from factor                                                       147
   Accounts receivable trade, net                                      4,320
   Inventories, net                                                    8,326
   Deferred income taxes                                                 817
   Other current assets                                                  320
                                                                 -----------
      Total current assets                                            14,003

Property, Plant and Equipment, at cost                                 4,633
Less: Accumulated Depreciation and Amortization                        2,306
                                                                 -----------
      Net property, plant and equipment                                2,327

Goodwill                                                               4,843
Deferred income taxes                                                  3,781
Other assets                                                           1,670
                                                                 -----------
      Total Assets                                               $    26,624
                                                                 ===========

LIABILITIES
Current Liabilities:
   Revolving loan and current maturities of long-term debt       $     5,396
   Accounts payable                                                    3,339
   Other current liabilities                                           1,456
                                                                 -----------
      Total current liabilities                                       10,191
Long-term debt, less current maturities                                4,479
Loan payable to stockholder                                              809
Pension liabilities                                                    5,646
Post retirement medical liabilities                                    2,222
Environmental liabilities                                              1,238
Other liabilities                                                        766
Mandatory Redeemable Preferred Stock, par value $0.01 per share
   8,000,000 shares authorized:  Shares issued and outstanding:
   Series A - 4,555,007                                                4,555
                                                                 -----------
      Total Liabilities                                               29,906
                                                                 -----------

STOCKHOLDERS' DEFICIT
Common Stock, par value $0.01 per share
    15,000,000 shares authorized;
    5,327,499 shares issued and outstanding                               54
Paid in Capital                                                       33,229
Accumulated Deficit                                                  (33,591)
Accumulated Other Comprehensive Loss                                  (2,890)
Unearned Compensation                                                    (84)
                                                                 -----------
Total Common Stockholders' Deficit                                    (3,282)
                                                                 -----------
Total Liabilities and Stockholders' Deficit                      $    26,624
                                                                 ===========

See Notes to Condensed Consolidated Financial Statements.


                                              LEVCOR INTERNATIONAL, INC.
                                                   AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                      (UNAUDITED)
                                     (Amounts in thousands, except per share data)

                                                                Three Months Ended             Nine Months Ended
                                                                   September 30,                  September 30,
                                                            ---------------------------    ---------------------------
                                                               2004            2003           2004            2003
                                                            -----------     -----------    -----------     -----------

Net sales                                                   $    13,141     $    10,781    $    26,415     $    24,118
Cost of sales                                                     9,836           7,689         18,335          16,179
                                                            -----------     -----------    -----------     -----------
                                                                  3,305           3,092          8,080           7,939
Selling, general and administrative expenses                      2,214           2,124          6,447           6,422
Other income                                                       (102)             --           (102)             --
                                                            -----------     -----------    -----------     -----------
Income before interest, preferred dividends
   and income taxes                                               1,193             968          1,735           1,517
Interest expense, net                                               178             148            444             404
Dividends on mandatory redeemable preferred stock                    68              69            205              69
                                                            -----------     -----------    -----------     -----------
Income before income taxes                                          947             751          1,086           1,044
Provision for income taxes                                          378             306            483             419
                                                            -----------     -----------    -----------     -----------
Net income                                                          569             445            603             625
Less dividends on mandatory redeemable preferred stock               --              --             --             137
                                                            -----------     -----------    -----------     -----------
Income applicable to common stock                           $       569     $       445    $       603     $       488
                                                            ===========     ===========    ===========     ===========

Earnings per share:
      Basic                                                 $       .11     $       .08    $       .11     $       .09
                                                            ===========     ===========    ===========     ===========
      Diluted                                               $       .11     $       .08    $       .11     $       .09
                                                            ===========     ===========    ===========     ===========

Weighted average shares outstanding - basic                       5,323           5,136          5,283           5,080
Potential common stock                                               61             250             79             207
                                                            -----------     -----------    -----------     -----------
Weighted average shares outstanding - diluted                     5,384           5,386          5,362           5,287
                                                            ===========     ===========    ===========     ===========

See Notes to Condensed Consolidated Financial Statements.


                                              LEVCOR INTERNATIONAL, INC.
                                                   AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED
                                          STATEMENTS OF COMPREHENSIVE INCOME
                                                      (UNAUDITED)
                                                (Dollars in thousands)

                                                                Three Months Ended             Nine Months Ended
                                                                   September 30,                  September 30,
                                                            ---------------------------    ---------------------------
                                                               2004            2003           2004            2003
                                                            -----------     -----------    -----------     -----------

Net income                                                  $       569     $       445    $       603     $       625
Other comprehensive income (loss):
   Foreign currency translation adjustment                            3              (4)            (9)             42
                                                            -----------     -----------    -----------     -----------
Comprehensive income                                        $       572     $       441    $       594     $       667
                                                            ===========     ===========    ===========     ===========

See Notes to Condensed Consolidated Financial Statements.


                        LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED
                                  STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                   (Dollars in thousands)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                   ---------------------------
                                                                      2004            2003
                                                                   -----------     -----------

Cash Flows From Operating Activities:
Net income                                                         $       603     $       625
Reconciliation of net income to net cash used in operations:
   Depreciation and amortization                                           338             344
   Deferred tax provision                                                  415             317
   Stock based compensation expense                                         27              21
   Gain on sale of investment                                             (102)             --
   Changes in operating assets and liabilities:
      Accounts receivable trade, net                                    (1,545)           (434)
      Inventories                                                       (1,758)           (627)
      Other current assets                                                 (89)             93
      Other assets                                                          13             (91)
      Accounts payable                                                   1,512            (459)
      Other current liabilities                                           (194)           (867)
      Pension liabilities                                                  (64)            (61)
      Post retirement medical liabilities                                 (164)            (81)
      Environmental liabilities                                             (1)             --
      Other liabilities                                                   (240)           (267)
                                                                   -----------     -----------
          Net cash used in operating activities                         (1,249)         (1,487)
                                                                   -----------     -----------

Cash Flows From Investing Activities:
Capital expenditures                                                       (93)           (108)
Cash acquired from acquisition                                              --               4
Investment in other assets                                                 (49)            (67)
Proceeds from sale of investment                                           102              --
                                                                   -----------     -----------
          Net cash used in investing activities                            (40)           (171)
                                                                   -----------     -----------

Cash Flows From Financing Activities:
Revolving loan and long-term debt, net                                   2,280            (208)
Due to/from factor                                                        (992)          1,144
Stockholder loans, net                                                      (5)            852
Dividends on preferred stock                                                --            (137)
Proceeds from exercise of stock options                                     35              --
                                                                   -----------     -----------
          Net cash provided by financing activities                      1,318           1,651
                                                                   -----------     -----------

Increase (decrease) in cash                                                 29              (7)
Cash at beginning of period                                                 44              71
                                                                   -----------     -----------
Cash at end of period                                              $        73     $        64
                                                                   ===========     ===========

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Interest                                                        $       449     $       358
                                                                   ===========     ===========
   Income taxes                                                    $        66     $       339
                                                                   ===========     ===========

Non-cash transactions:
   Stock issued on option exercise                                 $       145     $        --
                                                                   ===========     ===========
   Treasury stock acquired in relation to stock option exercise    $       145     $        --
                                                                   ===========     ===========
   Retirement of treasury stock                                    $       222     $        --
                                                                   ===========     ===========

See Notes to Condensed Consolidated Financial Statements

                           LEVCOR INTERNATIONAL, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004


NOTE 1:   BASIS OF PRESENTATION
-------------------------------

The Unaudited Condensed Consolidated Balance Sheet as of September 30, 2004 and the Unaudited Condensed Consolidated Statements of Income and Cash Flows for the three and nine months ended September 30, 2004 and 2003 include the accounts of Levcor International, Inc. ("Levcor" or "the Company") and its subsidiaries.

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

Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to Management's Discussion and Analysis or Plan of Operation, and the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.


NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------

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

Revenue Recognition: Revenue is recognized upon shipment of merchandise in the Craft segment and on receipt by customer in the Textile segment.

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


NOTE 3:   MERGER WITH CARLYLE INDUSTRIES, INC.
----------------------------------------------

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


NOTE 4:   SEGMENT INFORMATION
-----------------------------

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

                           Three Months Ended            Nine Months Ended
                              September 30,                 September 30,
                       --------------------------    --------------------------
                          2004           2003           2004           2003
                       -----------    -----------    -----------    -----------

   Revenue:
      Textile          $     6,968    $     4,753    $     8,895    $     6,696
      Craft                  6,173          6,028         17,520         17,422
                       -----------    -----------    -----------    -----------
                       $    13,141    $    10,781    $    26,415         24,118
                       ===========    ===========    ===========    ===========

   Operating income:
      Textile          $       858    $       435    $       290    $      (183)
      Craft                    594            816          2,250          2,531
                       -----------    -----------    -----------    -----------
                       $     1,452    $     1,251    $     2,540    $     2,348
                       ===========    ===========    ===========    ===========

                                                   Three Months Ended              Nine Months Ended
                                                      September 30,                  September 30,
                                               ---------------------------    ---------------------------
                                                  2004            2003           2004            2003
                                               -----------     -----------    -----------     -----------

   Corporate general and
      administrative expense                   $       361     $       283    $       907     $       831
   Other income                                       (102)             --           (102)             --
   Interest expense, net                               178             148            444             404
   Dividends on mandatory
      redeemable preferred stock                        68              69            205              69
   Provision for income taxes                          378             306            483             419
                                               -----------     -----------    -----------     -----------
   Net income                                          569             445            603             625
   Less dividends on mandatory
      redeemable preferred stock                        --              --             --             137
                                               -----------     -----------    -----------     -----------
   Net income applicable to common stock       $       569     $       445    $       603     $       488
                                               ===========     ===========    ===========     ===========

   Depreciation and amortization:
      Textile                                  $        12     $         9    $        36     $        25
      Craft                                            100             103            286             289
      Corporate                                          4              10             16              30
                                               -----------     -----------    -----------     -----------
                                               $       116     $       122    $       338     $       344
                                               ===========     ===========    ===========     ===========

   Capital expenditures:
      Textile                                  $        --     $        27    $        21     $        62
      Craft                                             19              11             72              46
                                               -----------     -----------    -----------     -----------
                                               $        19     $        38    $        93     $       108
                                               ===========     ===========    ===========     ===========

See Note 8 for a description of changes in presentation of dividends on mandatory redeemable preferred stock in accordance with SFAS 150.


NOTE 5:   INVENTORIES
---------------------

The components of inventories, net of reserves, are as follows (dollars in thousands):

                                September 30, 2004       December 31, 2003
                                ------------------       -----------------

      Raw materials                 $     2,936             $     2,715
      Work in progress                       55                      69
      Finished goods                      5,335                   3,779
                                    -----------             -----------
                                    $     8,326             $     6,563
                                    ===========             ===========

At September 30, 2004 inventories were valued on an average cost method basis. Inventories are stated at the lower of cost or market.


NOTE 6:   SHORT TERM AND LONG TERM DEBT
---------------------------------------

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

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.6 million of which was outstanding at September 30, 2004, (ii) revolving credit advances to the Company in an amount up to $500,000 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, and a Letter of Credit facility with a limit of $500,000. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.4 million due on January 1, 2006. The revolving credit advances are also due on January 1, 2006. All amounts outstanding under the CIT Facility bear interest at the Chase Bank N.A. prime rate plus 0.5% with a minimum rate of 5.0%.

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

Pursuant to a factoring agreement between CIT and the Company, CIT purchases the Textile segment's eligible trade accounts receivable without recourse and assumes substantially all credit risk with respect to such accounts. The amounts due to the Company from CIT under the factoring agreement earn no interest. The factoring agreement allows the Company to obtain advances that bear interest at 0.5% above CIT's prime rate (4.75% at September 30, 2004). The Company pledged its Textile segment's accounts receivable and property and equipment as collateral under the factoring agreement. There is no set limit on borrowings. The amount available for borrowing is based on a formula consisting of 90% of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit.

The promissory note payable to JPMorgan in the amount of $3.0 million is dated May 2, 2002 and has a maturity date of December 31, 2005, as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at September 30, 2004 was 2.68%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

Robert A. Levinson has made long-term loans totaling $500,000 to the Company at an interest rate of 6% per annum. Mr. Levinson has agreed not to require payment of these loans and $309,000 of related accrued interest at September 30, 2004 prior to January 1, 2006.

Mr. Levinson has agreed to personally support the Company's cash requirements to enable it to fulfill its obligations through January 1, 2006, to the extent necessary, up to a maximum amount of $3.0 million. The Company believes its reliance on such commitment is reasonable and that Mr. Levinson has sufficient liquidity and net worth to honor such commitment. The Company believes that Mr. Levinson's written commitment provides the Company with the legal right to request and receive such advances. In the event that Mr. Levinson did not honor such commitment, the Company would have the right to sue Mr. Levinson for breach of his agreement. Mr. Levinson reaffirmed this undertaking in writing on March 12, 2004. In connection with this agreement, Mr. Levinson advanced $2,036,000 to the Company at an interest rate of 6% per annum during the second and third quarters of 2004. All such advances and related accrued interest have been repaid by the Company to Mr. Levinson as of September 30, 2004.

During the period ended September 30, 2004, the Company was in compliance with all debt covenants.


NOTE 7:   PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
---------------------------------------------------------

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

A summary of net periodic benefit costs of the Company's defined benefit plan and post retirement medical benefit plan for the three and nine months ended September 30, 2004 and 2003, respectively, are as follows (dollars in thousands):


                                                   Three Months Ended              Nine Months Ended
                                                      September 30,                  September 30,
                                               ---------------------------    ---------------------------
      Pension Benefits                            2004            2003           2004            2003
      ----------------                         -----------     -----------    -----------     -----------

      Service                                  $        --     $        --    $        --     $        --
      Interest cost                                    323             339            969           1,017
      Expected return on plan assets                  (341)           (352)        (1,023)         (1,056)
      Amortization of prior service cost                --              --             --              --
      Recognized net actuarial loss                     38              18            114              54
                                               -----------     -----------    -----------     -----------
      Net periodic benefit cost                $        20     $         5    $        60     $        15
                                               ===========     ===========    ===========     ===========


                                                   Three Months Ended              Nine Months Ended
                                                      September 30,                  September 30,
                                               ---------------------------    ---------------------------
      Other Benefits                              2004            2003           2004            2003
      --------------                           -----------     -----------    -----------     -----------

      Service                                  $        --     $        --    $        --     $        --
      Interest cost                                     17              31             51              93
      Expected return on plan assets                    --              --             --              --
      Amortization of prior service cost                (4)             (4)           (12)            (12)
      Recognized net actuarial loss (gain)             (20)            (10)           (60)            (30)
                                               -----------     -----------    -----------     -----------
      Net periodic benefit cost (gain)         $        (7)    $        17    $       (21)    $        51
                                               ===========     ===========    ===========     ===========

For more information on the Company's pension and other post-retirement benefit plans, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB.


NOTE 8:   MANDATORY REDEEMABLE PREFERRED STOCK
----------------------------------------------

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

Effective July 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities" ("SFAS 150"). Accordingly, the redeemable preferred stock has been classified as a liability in the balance sheet at redemption value as of September 30, 2004. The Statements of Income for the three and nine months ended September 30, 2004 includes $68,000 and $205,000 respectively of preferred stock dividends paid during 2004 which have been included in the determination of operating income. For periods prior to July 1, 2003, such redeemable preferred stock dividend payments are reported as an adjustment to net income to arrive at net income available to common stock. In accordance with SFAS 150, dividend payments made in the first and second quarters of 2003 are not permitted to be reclassified to the current accounting treatment and as a result they continue to be presented on a separate line.


NOTE 9:  COMMON STOCK AND STOCK OPTIONS
---------------------------------------

Between January 1, 2004 and September 30, 2004, the Company issued an aggregate of 9,484 shares of common stock to Directors and recorded such issuance as stock based compensation expense.

During the nine months ended September 30, 2004, in connection with a stock option exercise by Robert A. Levinson, a stockholder, officer and director of the Company, the Company issued 170,000 shares of common stock and accepted 45,274 shares of common stock previously held by the optionee as payment of the option exercise price. The common shares tendered were recorded as treasury stock. All 102,874 shares of treasury stock were retired as of March 31, 2004. The Company issued 20,000 stock options to employees at an exercise price of $1.83 per share during the nine months ended September 30, 2004. The Company also issued 36,000 shares of common stock in connection with the exercise of employee stock options during the nine months ended September 30, 2004.

The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for stock options. No stock-based employee compensation expense is reflected in net income for employee stock options since all stock options are granted at an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                Three Months Ended              Nine Months Ended
                                                   September 30,                  September 30,
                                            ---------------------------    ---------------------------
                                               2004            2003           2004            2003
                                            -----------     -----------    -----------     -----------

      Income applicable to common stock
         As Reported                        $       569     $       445    $       603     $       488
         Pro Forma                          $       553     $       445    $       556     $       488
      Basic EPS:
         As Reported                        $       .11     $       .08    $       .11     $       .09
         Pro Forma                          $       .10     $       .08    $       .11     $       .09
      Diluted EPS:
         As Reported                        $       .11     $       .08    $       .11     $       .09
         Pro Forma                          $       .10     $       .08    $       .10     $       .09

The fair value of the option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions, risk-free interest rate of 3.93 percent, expected dividend yields of zero percent; expected life of 10 years; expected volatility of 45 percent.


NOTE 10:  RELATED PARTY TRANSACTIONS
------------------------------------

Robert A. Levinson has provided long-term loans of $809,000 including accrued interest of $309,000 to the Company. He has also made short term advances of $2,036,000 during the second and third quarters of 2004 all of which had been repaid as of September 30, 2004, and he has pledged collateral in support of certain Company obligations. See Note 6 for a description of these transactions. During the first quarter of 2004, Mr. Levinson exercised stock options and tendered previously held shares in payment of the option price. See Note 9 for a description of this transaction.

In addition to being a director of the Company, Edward H. Cohen serves as counsel to Katten Muchin Zavis Rosenman, New York, New York, legal counsel to the Company. During the nine months ended September 30, 2004, fees for services provided to the Company by Katten Muchin Zavis Rosenman totaled approximately $98,000. Mr. Cohen does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.


NOTE 11:  SUBSEQUENT EVENT
--------------------------

During the fourth quarter of 2004, the Company entered into a lease cancellation agreement with the landlord of its New York City office space. In connection with this agreement, the Company will record a charge of approximately $75,000 in the fourth quarter of 2004. The Company estimates that its new office space will lower its annual occupancy cost by approximately $125,000 per year.

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

Revenue Recognition

In the Craft segment, revenue is recognized when goods are shipped to customers. Shipment is made by UPS or common carrier. Deliveries generally take place within three days of shipment. Standard terms for shipments are F.O.B. shipping point, at which time the Company has completed all performance obligations to consummate the sale. In some circumstances, shipments are made F.O.B. destination, in which case the Company insures the sales value of most shipments.

In the Textile segment, shipments are made F.O.B. destination and revenue is recognized when goods are received by the customer.

Revenue is reported net of a reserve for sales returns and allowances. Sales returns and allowances are estimated based upon specific agreements and historical patterns with major accounts and are accrued in the period in which a customer becomes entitled to an allowance or return of product.

Shipping and Handling Costs

Shipping and handling costs are included in the cost of sales.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net sales for the three months ended September 30, 2004 totaled $13.1 million as compared to $10.8 million during the three months ended September 30, 2003 for an increase of $2.3 million.

Net sales in the Textile segment totaled $7.0 million during the third quarter of 2004 as compared to $4.8 million during the third quarter of 2003, for an increase of $2.2 million. The increase in Textile segment sales during the three months ended September 30, 2004 as compared to 2003 was the result of additional contract garment manufacturing programs in 2004 as compared to 2003. The women's wear segment of the contract garment manufacturing business in which the Textile division competes is very seasonal and, based on our current customer base, sales are heavily weighted primarily to the third quarter and to a lesser extent the fourth quarter. The Company continues to work to secure additional contract garment manufacturing business in order to increase volume, leverage fixed costs and to balance out seasonal activity.

Net sales in the Craft segment totaled $6.2 million during the three months ended September 30, 2004 as compared to $6.0 million during the three months ended September 30, 2003. The small increase in Craft segment sales was the result of higher seasonal orders during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

Gross margin during the three months ended September 30, 2004 totaled $3.3 million as compared to $3.1 million during the three months ended September 30, 2003. The increase in gross margin was primarily the result of the increase in sales as described above. The gross margin percent decreased from 28.7% to 25.2% during the three months ended September 30, 2003 and 2004 respectively, primarily as a result of higher variable cost of goods sold.

Gross margin in the Textile segment totaled $1.4 million during the third quarter of 2004 versus $1.0 million during the three months ended September 30, 2003. The increase in Textile segment gross margin during the third quarter of 2004 as compared to the third quarter of 2003 was primarily the result of the higher level of sales in the segment during the quarter. The gross margin percent in the Textile segment declined from 21.7% to 19.9% during the three months ended September 30, 2003 as compared 2004 as a result of the Company's transition from fabric converting to contract garment manufacturing.

Gross margin in the Craft segment totaled $1.9 million during the three months ended September 30, 2004 as compared to $2.1 million during the third quarter of 2003. The gross margin percent declined from 34.2% to 31.1% during the three months ended September 30, 2003 and 2004 respectively. The decrease in Craft segment gross margin dollars and percent was the result of higher variable cost of goods sold during the quarter. Contributing to the increase in cost of goods sold during the third quarter of 2004 were increases in product development expenses and freight and shipping costs.

Selling, general and administrative expenses totaled $2.2 million during the three months ended September 30, 2004 as compared to $2.1 million during the third quarter of 2003.

Other income of $102,000 resulted from the sale of an investment in the third quarter of 2004. There was no such sale in the third quarter of 2003.

Income before interest, preferred dividends and income taxes for the three months ended September 30, 2004 totaled $1.2 million as compared to $968,000 during the three months ended September 30, 2003. The increase in income before interest, preferred dividends and income taxes from 2003 to 2004 was due to the improvement in gross margin, as discussed above.

Net interest expense during the three months ended September 30, 2004 totaled $178,000 as compared to net interest expense of $148,000 during the three months ended September 30, 2003. The increase in interest expense as compared to the same period last year was primarily the result of higher average debt levels in the third quarter of 2004 as compared to 2003.

Dividends on mandatory redeemable preferred stock totaled $68,000 during the three months ended September 30, 2004 as compared to $69,000 in 2003.

The provision for income taxes during the three months ended September 30, 2004 was $378,000 as compared to $306,000 during the three months ended September 30, 2003. The increase in the provision for income taxes is the result of the higher level of income before income taxes in the third quarter of 2004 as compared to the third quarter of 2003. Because of the Company's net operating loss carryforward, the Federal income tax provision at 34% reduces the deferred tax asset and does not require a cash payment.

Three-month results are not indicative of full year results due to programs with major apparel and retail customers which may vary as to timing and amount from quarter to quarter. In addition, consolidation within the Company's customer base and inventory reduction efforts by major retail customers may adversely affect the Company's revenue and operating results in subsequent quarters.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Net sales for the nine months ended September 30, 2004 totaled $26.4 million as compared to $24.1 million during the nine months ended September 30, 2003 for an increase of $2.3 million.

Net sales in the Textile segment totaled $8.9 million during the nine months ended September 30, 2004 as compared to $6.7 million during the third quarter of 2003, for an increase of $2.2 million. The increase in Textile segment sales during the nine month period ended September 30, 2004 was the result of additional contract garment manufacturing programs in 2004 as compared to 2003. The women's wear segment of the contract garment manufacturing business in which the Textile division competes is very seasonal and, based upon our current customer base, sales are heavily weighted primarily to the third quarter and to a lesser extent the fourth quarter. The Company continues to work to secure additional contract garment manufacturing business in order to increase volume, leverage fixed costs and to balance out seasonal activity.

Net sales in the Craft segment totaled $17.5 million during the first nine months of 2004 as compared to $17.4 million during the nine months ended September 30, 2003. The small increase in Craft segment sales was the result of higher seasonal orders in 2004 as compared to 2003.

Gross margin during the nine months ended September 30, 2004 was $8.1 million as compared to $7.9 million during the nine months ended September 30, 2003. The increase in gross margin dollars was the result of increased sales as described above. The gross margin percent during the nine months ended September 30, 2004 totaled 30.6% as compared to 32.9% during the nine-month period in 2003. The lower gross margin percent was the result of higher variable cost of goods sold.

Gross margin in the Textile segment totaled $1.8 million during the nine months ended September 30, 2004 versus $1.5 million during the 2003 year to date period. The increase in Textile segment gross margin during the third quarter of 2004 was the result of the higher level of sales in the segment during the quarter. The gross margin percent during the nine months ended September 30, 2004 totaled 20.0% as compared to 22.4% during the nine-month period in 2003. The decrease in gross margin percent was the result of the Company's transition from fabric converting to contract manufacturing.

Gross margin in the Craft segment totaled $6.3 million during the nine months ended September 30, 2004 as compared to $6.4 million during 2003. The gross margin percent during the nine months ended September 30, 2004 totaled 36.0% as compared to 37.0% during 2003. The decrease in Craft segment gross margin and gross margin percent was the result of higher variable cost of goods sold. Contributing to the increase in cost of goods sold during 2004 as compared to 2003 were increases in product development expenses and freight and shipping costs.

Selling, general and administrative expenses totaled $6.4 million during the nine months ended September 30, 2004 and 2003.

Other income of $102,000 in the nine months ended September 30, 2004 was the result of a sale of an investment. There was no such sale in 2003.

Income before interest, preferred dividends and income taxes during the nine months ended September 30, 2004 totaled $1.7 million as compared to $1.5 million during the nine months ended September 30, 2003. The increase in income before interest, preferred dividends and income taxes in 2004 compared to 2003 was due to the improvement in gross profit and the gain on sale of investment.

Net interest expense during 2004 totaled $444,000 as compared to net interest expense of $404,000 during 2003. The increase in interest expense as compared to the same period last year was primarily the result of higher average debt levels in 2004 as compared to 2003.

Dividends on mandatory redeemable preferred stock totaled $205,000 during the nine months ended September 30, 2004 as compared to $206,000 in 2003.

The provision for income taxes during 2004 was $483,000 as compared to $419,000 during 2003. The increase in the provision for income taxes is the result of the higher level of income before income taxes in 2004 as compared to 2003. Because of the Company's net operating loss carry-forward, the Federal income tax provision at 34% reduces the deferred tax asset and does not require a cash payment.

Nine-month results are not indicative of full year results due to programs with major apparel and retail customers which may vary as to timing and amount from quarter to quarter. In addition, consolidation within the Company's customer base and inventory reduction efforts by major retail customers may adversely affect the Company's revenue and operating results in subsequent quarters.

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

At September 30, 2004 the Company's principal sources of liquidity included cash of $73,000, trade accounts receivable of $4.3 million and due from Factor of $147,000.

The Company's principal sources of cash flow are from internally generated funds, borrowings under revolving credit facilities, advances under the factoring agreement and advances from Robert A. Levinson, a stockholder, officer and director.

Cash Flow Summary:
(in thousands)
                                               Nine Months ended
                                                  September 30,
                                           --------------------------
                                              2004            2003
                                           ---------       ----------

      Net cash provided by (used in):
         Operating activities              $  (1,249)      $   (1,487)
         Investing activities                    (40)            (171)
         Financing activities                  1,318            1,651
                                           ---------       ----------
      Net change in cash                   $      29       $       (7)
                                           =========       ==========

Net cash flow used in operating activities totaled $1.2 million during the nine months ended September 30, 2004, as compared to $1.5 million cash used in operating activities during the nine months ended September 30, 2003. The decrease in cash flow used by operating activities totaling $238,000 was primarily the result of a decrease in net income totaling $22,000 and a lower level of non-cash working capital as of September 30, 2004 as compared to September 30, 2003.

Net cash flow used in investing activities totaled $40,000 during the nine months ended September 30, 2004, as compared to $171,000 during the nine months ended September 30, 2003.

Net cash provided by financing activities totaled $1.3 million during the nine months ended September 30, 2004, as compared to $1.7 million of net cash provided by financing activities during the nine months ended September 30, 2003. The reduction in cash provided by financing activities was the result of reduced cash needs due to the improvement in net cash used in operating activities and net cash used in investing activities as discussed above.

Net borrowings under the Company's credit facilities during the nine months ended September 30, 2004 totaled $2.3 million as compared to repayments of $208,000 during the same period last year. Net amount repaid to factor during the nine months ended September 30, 2004 totaled $992,000 as compared to $1.1 million borrowed in 2003. Net reduction in stockholder loan totaled $5,000 as compared to borrowings of $852,000 in 2003.

Cash used for preferred stock dividend payments during the nine months ended September 30, 2004 totaled none as compared to $137,000 during the nine months ended September 30, 2003. The reduction in cash flows used in preferred stock dividend payments was due to the effect of the adoption of SFAS 150 in the third quarter of 2003 which required that preferred stock dividend payments be included in the determination of net income.

Cash provided by the exercise of stock options totaled $35,000 during the nine months ended September 30, 2004 as compared to none in the nine months ended September 30, 2003. Common stock was issued in connection with the exercise of stock options and the payment of director fees to those directors who have opted to receive shares of Company stock in lieu of cash in payment of their fees.

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

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.6 million of which was outstanding at September 30, 2004, (ii) revolving credit advances to the Company in an amount up to $500,000 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, and a Letter of Credit facility with a limit of $500,000. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.4 million due on January 1, 2006. The revolving credit advances are also due on January 1, 2006. All amounts outstanding under the CIT Facility bear interest at the Chase Bank N.A. prime rate plus 0.5% with a minimum rate of 5.0%.

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

Pursuant to a factoring agreement between CIT and the Company, CIT purchases the Textile segment's eligible trade accounts receivable without recourse and assumes substantially all credit risk with respect to such accounts. The amounts due to the Company from CIT under the factoring agreement earn no interest. The factoring agreement allows the Company to obtain advances that bear interest at 0.5% above CIT's prime rate (4.75% at September 30, 2004). The Company pledged its Textile segment's accounts receivable and property and equipment as collateral under the factoring agreement. There is no set limit on borrowings. The amount available for borrowing is based on a formula consisting of 90% of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit.

The promissory note payable to JPMorgan in the amount of $3.0 million is dated May 2, 2002 and has a maturity date of December 31, 2005, as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at September 30, 2004 was 2.68%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

Robert A. Levinson has made long-term loans totaling $500,000 to the Company at an interest rate of 6% per annum. Mr. Levinson has agreed not to require payment of these loans and $309,000 of related accrued interest at September 30, 2004 prior to January 1, 2006.

Mr. Levinson has agreed to personally support the Company's cash requirements to enable it to fulfill its obligations through January 1, 2006, to the extent necessary, up to a maximum amount of $3.0 million. The Company believes its reliance on such commitment is reasonable and that Mr. Levinson has sufficient liquidity and net worth to honor such commitment. The Company believes that Mr. Levinson's written commitment provides the Company with the legal right to request and receive such advances. In the event that Mr. Levinson did not honor such commitment, the Company would have the right to sue Mr. Levinson for breach of his agreement. Mr. Levinson reaffirmed this undertaking in writing on March 12, 2004. In connection with this agreement, Mr. Levinson advanced $2,036,000 to the Company at an interest rate of 6% per annum during the second and third quarters of 2004. All such advances and related accrued interest have been repaid by the Company to Mr. Levinson as of September 30, 2004.

During the period ended September 30, 2004, the Company was in compliance with all debt covenants.

The Series A Preferred Stock is subject to mandatory redemption, to the extent the Company may lawfully do so, in three equal annual installments on September 15, 2007, September 15, 2008 and September 15, 2009, in each case, from funds legally available therefore, at a price per share of Series A Preferred Stock equal to $1 per share, together with an amount representing accrued and unpaid dividends, whether or not declared, to the date of redemption. Dividends on the Series A Preferred Stock accrue at a rate of $0.06 per annum per share when, as and if declared by the Company and are payable quarterly on March 15, September 15, September 15 and December 15. Quarterly dividends which are not paid in full in cash on any dividend payment date will accumulate without interest. Under the terms of the CIT Facilities, preferred stock redemption payments are prohibited and preferred stock dividend payments are limited to $300,000 per year.

Summary of Contractual Obligations
----------------------------------

A summary of the Company's September 30, 2004 contractual obligations and commitments is as follows:

                                                       Less than                                    More than
                                          Total         1 year        1-3 years      4-5 years       5 years
                                       -----------    -----------    -----------    -----------    -----------

CIT asset based loan                         5,396          5,396             --             --             --
Term loans                                   4,479             --          4,479             --             --
Long term loan - stockholder                   809             --            809             --             --
Pension liabilities                          5,646            103            187            153          5,203
Post retirement medical liabilities          2,222            150            165            181          1,726
Environmental liabilities                    1,238             --            200            200            838
Other liabilities                              523             27            108             72            316
Preferred stock                              4,555             --          1,518          3,037             --
Operating lease obligations                    528            176            352             --             --
                                       -----------    -----------    -----------    -----------    -----------
                                       $    25,396    $     5,852    $     7,818    $     3,643    $     8,083
                                       ===========    ===========    ===========    ===========    ===========


Seasonality and New Programs

The Company's Textile business is seasonal and as such the Company generally realizes significantly higher revenues and operating income in the third quarter. Such seasonality takes into account the standard lead-time required by the fashion industry to manufacture apparel, which corresponds to the respective retail selling seasons. Standard lead-time is the period of time commencing when the Company receives an order from a customer and ending when the Company ships the order to the customer. In response to this seasonality, the Company generally increases its inventory levels, and thereby has higher working capital needs during the second and third quarters of its fiscal year. The Company and the U.S. apparel industry in general are sensitive to the business cycle of the national economy. Moreover, the popularity, supply and demand for particular apparel products can change significantly from year to year based on prevailing fashion trends and other factors. Reflecting the cyclical nature of the apparel industry, many apparel producers tend to increase capacity during years in which sales are strong. These increases in capacity tend to accelerate a general economic downturn in the apparel markets when demand weakens. These factors have contributed historically to fluctuations in the Company's results of operations and they are expected to continue to occur in the future.

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

No change occurred in the Company's internal controls concerning financial reporting during the third quarter of the fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the Company issued shares of its common stock, par value $0.01 per share, to two of its non-employee directors in lieu of cash for quarterly director fees. The issue price was the average trading price on the last day of the quarter. On July 9, 2004, an aggregate of 3,958 shares were issued to the directors at a price of $2.40 per share. These shares were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act.


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


                                      LEVCOR INTERNATIONAL, INC.



Date: November 9, 2004                /s/ ROBERT A. LEVINSON
      ----------------                ------------------------------------------
                                      Robert A. Levinson
                                      Chairman of the Board, President and Chief
                                      Executive Officer



Date: November 9, 2004                /s/ EDWARD F. COOKE
      ----------------                ------------------------------------------
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