Form 10KSB
period 2004-12-31
LEVCOR INTERNATIONAL INC
filed 2005-03-30
CIK 76094

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                            For the fiscal year ended
                                December 31, 2004

                             Commission File Number
                                     0-50186

                           LEVCOR INTERNATIONAL, INC.
                 (Name of Small Business Issuer in its Charter)

              Delaware                                     06-0842701
   (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                     Identification No.)

              1065 Avenue of the Americas, New York, New York 10018
                    (Address of Principal Executive Offices)

                                 (212) 354-8500
                (Issuer's Telephone Number, Including Area Code)

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

                                 Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the fiscal year ended December 31, 2004:
$33,736,000

         At March 28, 2005 approximately 5,331,881 shares of common stock, par value $0.01 per share, of the issuer were outstanding and the aggregate market value of the voting common stock held by non-affiliates was $7,251,705.

         Documents incorporated by reference: Portions of Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated into Part III of this Form 10-KSB.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]
================================================================================

                INDEX TO ANNUAL REPORT ON FORM 10-KSB FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 2004

                              ITEMS IN FORM 10-KSB
                              --------------------



                                                                            Page

PART I.   ....................................................................2
-------
   Item 1.  DESCRIPTION OF BUSINESS...........................................2

   Item 2.  DESCRIPTION OF PROPERTY..........................................11

   Item 3.  LEGAL PROCEEDINGS................................................11

   Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............12

PART II.  ...................................................................13
--------
   Item 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
            BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES...................13

   Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........14

   Item 7.  FINANCIAL STATEMENTS.............................................23

   Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE.............................................47

   Item 8A. CONTROLS AND PROCEDURES..........................................47

   Item 8B. OTHER INFORMATION................................................48

PART III. ...................................................................49
--------
   Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............49

   Item 10. EXECUTIVE COMPENSATION...........................................49

   Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS..................................49

   Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................49

   Item 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K..........................49

   Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES...........................53

                                    PART I.

This 2004 Annual Report on Form 10-KSB contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, future revenue opportunities, development and growth of the Company's contract garment manufacturing business, reliance on a limited number of significant customers, reliance on third party suppliers and manufacturers, inventory risk, growth of the Company's craft business in Europe and North America, the expansion and future growth of the Company's customer base and strategic and distribution relationships, future capital, marketing and sales force needs, the Company's ability to manage expenses and maintain margins, the possible acquisition of complementary products and businesses, and other risks and uncertainties that may be detailed herein, and from time-to-time, in the Company's other reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Item 1.     DESCRIPTION OF BUSINESS.

General

Levcor International, Inc. ("Levcor" or the "Company") was incorporated in 1964 as Pantepec International, Inc. under the laws of the Islands of Bermuda and was reorganized in 1967 under the laws of the State of Delaware. In 1995, Pantepec International, Inc. changed its name to Levcor International, Inc.

In 1995, the Company acquired a woven fabric converting business that converts cotton, synthetics and blended fabrics for sale to domestic apparel manufacturers. In 1999, the Company purchased a knit fabric and processing business that produces knit fabrics used in the production of apparel. These acquisitions formed the basis of the Textile division's historic fabric conversion business.

In 2003, the Company acquired by merger Carlyle Industries, Inc. ("Carlyle"). This acquisition formed the basis of the Company's current Craft business. In the merger, each five shares of Carlyle common stock were converted into one share of Company common stock, par value $0.01 per share, and each share of Carlyle Series B preferred stock was converted into one share of Company Series A preferred stock, par value $0.01 per share. In addition, the Company assumed Carlyle stock options which became options to purchase approximately 220,000 shares of Company common stock. The merger was accounted for as a reverse acquisition. The purchase price, exclusive of assumed liabilities, was valued at approximately $6.8 million. Liabilities of approximately $5.7 million were also assumed.

During 2003, the Textile division results were adversely affected due to ongoing competitive pressures in the fabric converting industry. As a result of operating losses incurred by the Textile division, the Company recorded a $5,367,000 charge to fiscal 2003 earnings to reflect the impairment of goodwill associated with the Textile division. The charge was based upon a third party goodwill impairment evaluation conducted in connection with the fiscal 2003 audit. As a strategic response to these pressures, the Company took steps to transition the focus of its Textile division from fabric converting to garment manufacturing, which the Company believes offers greater potential for growth.

Strategy

The Company's strategy to expand its business and improve profitability includes, among other things:

     o expanding the sales of its new contract garment manufacturing product lines and introduction of additional garment lines; and

     o expanding its craft distribution product offerings, business and customer base within retail and wholesale markets, including an expansion into international markets, primarily in Canada and Europe.

Products and Customers

Textile Division

In 2003, as a result of declining margins, the Company recorded a charge to earnings for the impairment of goodwill in the Textile division's fabric converting business. The Company began to transition the Textile division to contract garment manufacturing beginning in the second half of 2003, and the Textile division is now primarily engaged in construction of garments by third party manufacturers according to customer orders. The Textile division, to a very limited extent, also converts woven textile fabrics and processes woven and knit textile fabrics. These fabrics are either sold for production principally to domestic manufacturers of women's apparel or, to a limited extent, used when Levcor contracts construction of garments by third party manufacturers according to customer's orders.

Sales related to contract garment manufacturing represented 96% of the Textile division's sales in 2004 as compared to 57% in 2003. The Company anticipates that sales related to contract garment manufacturing by the Textile division will continue to represent in excess of 90 % of the Textile division's revenue base in 2005.

The Company currently manufactures primarily women's coordinated sportswear, tops, blazers and pants, which are targeted for the classical consumer and are marketed at moderate price points, primarily in department and retail chain stores.

The Company's garment manufacturing business consists of (i) receiving customer orders for the manufacturing of garments, (ii) purchasing raw materials from various U.S. sources, (iii) shipping the raw material to off shore manufacturers who manufacture the garments according to the customer's specifications and (iv) directing the flow of production, quality control and shipment of the finished goods. The Company uses several third party manufacturers to eliminate the significant capital investment requirements associated with maintaining manufacturing facilities. Upon completion of the manufacturing process, the Company's products are shipped from the contract manufacturers to the customer.

The principal raw materials used by the Textile division to manufacture garments are typically a combination or blend of two or more fibers, such as rayon, acetate, polyester and acrylic. Two suppliers accounted for approximately 16% and 10%, respectively, of the Textile division's purchases in 2004.

The Textile division's two largest customers accounted for approximately 90% and 6%, respectively, during 2004, and 71% and 4%, respectively, during 2003, of the division's sales; the largest customer has been purchasing textile fabrics and garments from the Company for over 20 years.

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

During 2003, the Textile division results were adversely affected by ongoing competitive pressures in the fabric converting industry, including reduced margins and significant foreign competition. As a strategic response to these pressures, the Company took steps to transition the focus of its Textile division from fabric converting to contract garment manufacturing, which the Company believes offers greater potential for growth. The Company also initiated a series of cost savings initiatives in the Textile division, including reducing headcount, in an effort to achieve future improved results.

As a result of operating losses incurred by the Textile division during 2003, the Company recorded a $5,367,000 charge to fiscal 2003 earnings to reflect the impairment of goodwill associated with the Textile division. The charge was based upon on a third party goodwill impairment evaluation conducted in connection with the fiscal 2003 audit. There was no further impairment in 2004.

Craft Division

The Craft division manufactures, packages and distributes buttons, embellishments, craft products and complimentary product lines, including appliques, craft kits and fashion and jewelry accessories. These products are marketed to the home sewing and craft customers. The Craft division's products are sold to mass merchandisers, specialty chains and independent retailers and wholesalers. Products are sold under the La Mode (R), Le Chic (R), Streamline
(R), Favorite Findings (R), Crafter's Images (R), and Button Fashion (R) registered trademarks and the Le Bouton, La Petite, Classic, Boutique Elegant and Mill Mountain brand names. The Craft division also produces and distributes a private-label button line for one of the nation's best-known retailers.

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

All imported and domestically purchased products for sale in the North American market are shipped to the Company's Lansing, Iowa facility for packaging and distribution to customers. As thousands of button styles are received in bulk, computerized card printing systems enable the Company's wholly-owned subsidiary, Blumenthal Lansing Company, LLC ("Blumenthal") to economically imprint millions of button cards with such necessary data as style number, price, number of buttons, bar code, country of origin and care instructions. The Company also blister-packages and shrink-wraps some products. Domestic shipments are made primarily to individual stores with a smaller percentage to warehouse locations. The European business is primarily serviced by third party distributors from the Company's button manufacturing and distribution facility in Veendam, the Netherlands.

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

The Craft division conducted business with three customers (one mass merchandiser and two specialty chains) representing approximately 47%, 22% and 9%, respectively, in 2004 and 48%, 22% and 8%, respectively, in 2003, of the division's net revenues. These customers also represented approximately 74% of the Craft division's outstanding accounts receivable as of December 31, 2004.

The Company believes that its craft business depends on trends within the craft market including the more mature home-sewing market. The retail customer base for buttons has changed substantially over the past two decades as department stores and small independent fabric stores have been replaced by mass merchandisers and specialty retail chains which have continued to consolidate. In response to this trend, the Company has broadened its lines to include embellishments, novelty buttons and products used in the craft industry which are not viewed by management as mature markets. In addition, the Company has sought to expand its markets beyond the traditional U.S. retail outlets by expansion into the major European countries.

Competition

The Company faces significant competition in connection with its new contract garment manufacturing business, where it competes on the basis of price, quality and on-time delivery. The contract garment manufacturing industry is highly fragmented. The Company competes with many companies, including foreign competitors, engaged in the production and distribution of women's apparel, some of which have longer operating histories and financial, sales and marketing capabilities and other competitive resources which are substantially greater than those of the Company. Foreign competition, in particular, is a significant factor in the textile business, as the United States textile industry has been and continues to be negatively impacted by existing worldwide trade practices. The textile fabric converting business in which the Company competes is extremely competitive, and it competes on the basis of the price and uniqueness in styling of its fabrics. The Company competes with numerous domestic and foreign fabric manufacturers, including companies that are larger in size and have financial resources that are greater than that of the Company.

The bulk of the Company's craft revenues are derived in the United States. The general craft market in the United States is served by many competitors including companies that are larger in size and have financial resources that are greater than that of the Company. The Company competes on the basis of product innovation, range of selection, brand names, price, display techniques and speed of distribution. The Company competes primarily with full-line button packagers and distributors in the general button market and several smaller competitors in the promotional button market. The Craft division's button product lines are sourced from more than 75 button manufacturers from around the world, with most buttons coming from the traditional markets of Europe and Asia. Button manufacturers specialize in different materials (e.g., plastic, wood, glass, leather, metal, jewel and pearl) and have varying approaches to fashion, coloration, finishing and other factors. Craft products are developed by the

Craft division's product development team and most of these products are sourced and produced in the U.S. and Asia. The general craft market is served by many and varied competitors with innovation and competitive pricing being of major importance.

Backlog

The Textile division's customers order specific quantities of goods on a fixed-price basis significantly in advance of scheduled delivery periods. This standard lead-time results in significant backlogs during the second and third quarters. The Company generally ships orders to customers during the third and fourth quarters, and, as a result, the Textile division has no material backlog as of December 31, 2004. Although the Company has not had significant cancellations in the past, no assurance can be given that it will not experience a significant level of cancellations in the future or that its backlog at any point in time will be converted to sales.

The Craft division fills at least 95% of its orders within 48 hours and as a result, had no backlog of any significance at either December 31, 2004 or 2003.

Employees

The Company currently employs 140 persons, all of whom are employed full time, and none of its employees are represented by a collective bargaining agreement. The Company believes relations with employees are satisfactory.


Factors That Could Affect Our Future Results

The Company May Be Dependent Upon Its Principal Stockholder, Officer and Director To Fund Its Future Operations.

Losses sustained in prior years have adversely affected the Company's liquidity. Robert A. Levinson has agreed to continue to personally support the Company's cash requirements through January 1, 2007. Levcor has successfully implemented several actions to reduce losses and improve cash flow. There can be no assurance that Mr. Levinson will continue to personally support the Company's cash requirements, or that these measures will otherwise continue to be successful.

Expansion of Garment Manufacturing Business.

During 2004, the Textile division results were favorably affected by a 26% increase in revenues as our contract garment manufacturing business expanded. There is no assurance that the Company will be able to continue to expand its garment manufacturing business or that such expansion and certain cost saving initiatives will further improve results in the Textile division. The Company remains vulnerable to a variety of business risks generally associated with the entry into a new line of business, the introduction of new product lines and the broadening of its product offerings. The Company will be required to continue to implement changes to certain aspects of its business and could need to expand operations to respond to increased demands. Accordingly, the Company's past growth in 2004 in contract garment manufacturing cannot be assumed to be indicative of its future operating results. In addition, the encountering of unexpected difficulties or delays, loss of a key customer or manufacturing relationship could adversely affect the Company's business, financial condition or results of operations.

Our Business Is In An Industry That Is Subject To Significant Fluctuations In Operating Results That May Result In Unexpected Reductions In Revenue.

Our business is in an industry that is subject to significant fluctuations in operating results, which may lead to unexpected reductions in revenues. Factors that may influence the Company's operating results include:

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

The Company's Business Is Extremely Competitive.

In the event the Company is unable to continue to be competitive in its product offerings and services, the Company's business, results of operations and financial condition may suffer. Competition in contract garment manufacturing is based on price, quality and on-time delivery. The contract garment manufacturing industry is highly fragmented. The Company competes with many companies, including foreign competitors, engaged in the production and distribution of women's apparel, some of which have longer operating histories and financial, sales and marketing capabilities and other competitive resources which are substantially greater than those of the Company. The Company also faces competition from its existing customers, who may themselves begin to produce women's apparel directly.

Competition in the domestic textile fabric converting business is based on price, uniqueness in styling of fabrics and the ability to quickly respond to customers' orders.

Competition in the craft business is based on product innovation, range of selection, brand names, price, display techniques and speed of distribution. We cannot assure you that our domestic or foreign competitors will not be able to offer products that are more attractive to our customers or potential customers than what we are able to provide. A large number of domestic and foreign manufacturers supply craft products to the United States market, many of which have a much more significant market presence and also have substantially greater financial, marketing, personnel and other resources than the Company. This may enable the Company's competitors to compete more aggressively in pricing and marketing and to react more quickly to market trends and to better weather market downturns. Increased competition by existing and future competitors could result in reductions in sales or reductions in prices of the Company's products. There is no assurance that the Company will be able to compete successfully against present or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's results of operations or financial condition.

A Substantial Portion Of The Company's Revenues And Gross Profits Is Derived From A Small Number Of Large Customers And The Loss Of Any Of These Customers Could Substantially Reduce Our Revenue's.

The Company's customer base has been and continues to be highly concentrated. The Textile division's two largest customers accounted for approximately 90% and 6%, respectively, during 2004 and 71% and 4%, respectively, during 2003, of the division's sales. The Craft division conducted business with three customers (one mass merchandiser and two specialty chains) representing approximately 47%, 22% and 9%, respectively, in 2004 and 48%, 22% and 8%, respectively, in 2003, of the division's net revenues. These customers also represented approximately 74% of the Craft division's outstanding accounts receivable as of December 31, 2004. Based upon historical and recent results and existing relationships with customers, the Company believes that a substantial portion of its net sales and gross profits will continue to be derived from a small number of large customers. We do not have long-term agreements with any of our major customers and purchases generally occur on an order-by-order basis. As a result, a customer that generates substantial revenue for the Company in one period may not be a substantial source of revenue in a future period. In addition, customers generally have the right to terminate their relationship with the Company without penalty and with little or no notice. Without long-term contracts with the majority of its customers, the Company cannot be certain that its customers will continue to purchase its products or that it will be able to maintain a consistent level of sales. A decision by any of our major customers, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from us, or to change their manner of doing business with us, could substantially reduce our revenues and have a material adverse effect on our financial condition and results of operations. There can be no assurance that the Company's largest customers will continue to place orders with the Company or that orders by such customers will continue at their previous levels.

Dependence On Contract Manufacturers

Substantially all of the Company's textile products are manufactured by unaffiliated foreign contract manufacturers. The Company does not have long-term contracts or formal arrangements with any of these manufacturers. Foreign manufacturing is subject to a number of risks, including transportation delays and interruptions, political and economic disruptions, tariffs, import and export controls and changes in governmental policies. In addition, stringent controls, such as review and inspection of fabrics, samples, specifications, fit and completed garments and factory visits, must be undertaken to ensure the production of quality products. Although the Company believes that it has instituted such controls, there can be no assurance that such events will not occur in the future, resulting in possible increases in costs and delays of product deliveries resulting in losses of revenue and goodwill. During 2004, the Textile division relied upon three manufacturers for 100% of its production. The Company believes that alternate sources of manufacturing are available if the need were to arise, although there can be no assurance that such alternate facilities would be available on a timely basis or on commercially reasonable terms. Any substantial delay in locating, or inability to locate, acceptable alternate sources of manufacturing could have a material adverse effect on the Company's business, financial condition or results of operations.

The Textile Division Depends On Third Parties For Crucial Raw Materials And Services.

The principal raw materials used by the Textile division are rayon, acetate, acrylic and polyester. The price of polyester varies and is determined by supply and demand as well as the price of petroleum used to produce polyester. If any of its third party knitters, finishers and transporters fail to timely produce quality products and in sufficient quantity or fail to timely deliver finished products, the Company's results would suffer. Two suppliers provided approximately 16% and 10%, respectively, of the Textile division's purchases in 2004.

The Company's Business Is Subject To The Seasonal Nature Of The Industry.

The textile business is seasonal and the Company expects to realize higher revenues and operating income in the third quarter, as compared to other quarters of the year. Such seasonality takes into account the standard lead-time required by the fashion industry to manufacture apparel, which corresponds to the respective retail selling seasons. Standard lead-time is the period of time commencing when the Company receives an order from a customer and ending when the order ships. In response to this seasonality, the Company generally increases its inventory levels, and therefor has higher working capital needs during the second and third quarters of its fiscal year. This standard lead-time also results in significant backlogs during the second and third quarters. The Company ships these large seasonal orders to the customers during the third and fourth quarters, and, as a result, the Textile division has no material backlog as of December 31, 2004. Although the Company has not had significant cancellations in the past, no assurance can be given that it will not experience a significant level of cancellations in the future or that its backlog at any point in time will be converted to sales. The Company and the U.S. apparel industry in general are sensitive to the business cycle of the national economy. Moreover, the popularity, supply and demand for particular apparel products can change significantly from year to year based on prevailing fashion trends and other factors. The Company may be unable to compete successfully in any industry downturn.

The craft business is largely based on reorders from its retail customers and on its ability to place new product lines with retail customers; as a result, the business is influenced by the buying habits of consumers. Home sewing and craft activities take place on a year-round basis; however, they are generally indoor activities and as a result they experience an increased participation level during the fall, winter and early spring months. Anticipating this pattern, the Company's retail customers place somewhat larger reorders during the July through March period. Sales are influenced by the introduction of new product lines and the discontinuance of existing product lines. A successful new program requires the retail customer to add the program and experience an acceptable level of sell-through. The Company develops and introduces new program ideas on a regular basis. However, there is no assurance that its retail customers will buy the new product lines and if they do, there is no assurance the consumer will purchase the new product at an acceptable level.

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

Tariffs, Import Restrictions and Other Risks Associated with International Business

The Company's textile products are subject to bilateral textile agreements between the United States and a number of foreign countries. Such agreements, which have been negotiated under the framework established by the Arrangement

Regarding International Trade in Textiles, allow the United States to impose restraints at any time on the importation of categories of merchandise that, under the terms of the agreements are not currently subject to specified limits. A substantial portion of our products is manufactured by contractors located outside the United States. These products are imported and are subject to U.S. customs laws, which impose tariffs as well as import quota restrictions for textiles and apparel established by the U.S. government. In addition, a portion of our imported products is eligible for certain duty-advantage programs commonly known as NAFTA and CBI.

The Future Of The Company Will Depend On Key Personnel That It May Not Be Able To Retain.

If the Company does not succeed in retaining and motivating existing personnel, its business will be affected, and the loss of such personnel might result in the Company not being able to retain customer accounts, generate new business or maintain sales. The Company depends on the continued services of its key personnel particularly its employees comprising its sales and marketing department, product development, purchasing and distribution groups as well as its two executive officers, Robert A. Levinson and Edward F. Cooke. Each of these individuals has acquired specialized knowledge and skills with respect to the Company's lines of businesses and their respective operations. As a result, if any of these individuals were to leave the Company, the Company could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience.

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

The Company May Not Have The Necessary Funds To Finance A Required Mandatory Redemption Of The Series A Preferred Stock.

The Company's Series A preferred stock is subject to mandatory redemption, in three equal annual installments on June 15, 2007, June 15, 2008 and June 15, 2009, at a price per share of Series A preferred stock equal to $1 per share, together with an amount representing accrued and unpaid dividends, whether or not declared, to the date of redemption. This represents a significant future liability of the Company. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in sufficient amounts to enable the Company to redeem the Series A preferred stock when required to do so. In the event that the Company fails to redeem the Series A preferred stock on any of the mandatory redemption dates, the Series A preferred stockholders will be entitled to receive cumulative cash dividends, and no distribution or dividend in cash, shares of capital stock or other property will be paid or declared on the common stock. Similarly, if the redemption on the Series A preferred is not met, and should the Company liquidate or dissolve, no payment of any kind may be made to the common stockholders without first satisfying the accrued cash dividends owed to the Series A preferred stockholders. In addition, Series A preferred stock payments are currently restricted under the Company's financing arrangements with its lenders.

Item 2.     DESCRIPTION OF PROPERTY.

The Company's principal offices are located at 1065 Avenue of the Americas - 28th floor, New York, New York 10018. The Company leases this property, approximately 2,700 square feet, at approximately $6,250 per month, from National Spinning, Inc. National Spinning, Inc. is also a raw material supplier to the Company's textile division.

The Company also leases an 11,000 square foot office facility in Carlstadt, New Jersey, at approximately $15,633 per month. The lease expires on May 31, 2006. The Company also owns a 104,000 square foot packaging and distribution facility located in Lansing, Iowa and a 35,000 square foot manufacturing and distribution facility located in Veendam, the Netherlands.

The Company owns a former dye facility located in Emporia, Virginia, which is leased at a nominal amount to the purchaser of the Company's former Home Furnishings division under a triple net fifty-year lease which lease has forty-one years remaining. In addition, the Company owns one facility no longer used in operations: a 100,000 square foot former production facility at Watertown, Connecticut of which approximately 42,000 square feet are leased to unrelated third parties.

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

On or about June 1992, Carlyle received notices from the EPA that Carlyle, Belding Corticelli Thread Co. ("BCTC") (a discontinued operation) and CM had been identified, along with 1,300 other parties, as PRPs in connection with the alleged release of hazardous substances from the Solvents Recovery Service of New England Superfund Site in Southington, Connecticut (the "SRS site"). Carlyle settled its alleged liability in connection with the SRS sites by paying $1,626 in connection with a settlement offered to de minimis parties at the SRS site in 1994. BCTC and CM, along with other PRPs, committed to perform the Remedial Investigation and Feasibility Study ("RIFS") and two Non-Time Critical Removal Actions ("NTCRA") at the SRS site. The RIFS, and the first NTCRA (except for certain maintenance activities) have been completed. BCTC and CM have been allocated approximately 0.04% and 1.30%, respectively, of costs incurred to date, based on their alleged volume of waste shipped to the SRS site. It is presently anticipated that the EPA will issue a proposed plan this spring and issue the record of decision for this site in September 2005. The Company is unable, at this time, to estimate the ultimate cost of the remedy for the SRS site.

The issues referred to above do not include costs that the Company or its subsidiaries may incur for consultants' or attorneys' fees or for administrative expenses in connection with the Company's participation as part of a PRP group. The reserve the Company has established for environmental liabilities, in the amount of $1.2 million, represents the Company's best current estimate of the costs of addressing all identified environmental situations, based on the Company's review of currently available evidence, and takes into consideration the Company's prior experience in remediation and that of other companies, as well as public information released by EPA and by the PRP groups in which the Company or its subsidiaries are participating. Although the reserve currently appears to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and no assurances can be given that the Company's estimate of any environmental liability will not increase or decrease in the future. The uncertainties relate to the difficulty of estimating the ultimate cost of any remediation that may be undertaken, including any operating costs associated with remedial measures, the duration of any remediation required, the amount of consultants' or attorneys' fees that may be incurred, the administrative costs of participating in the PRP groups, and any additional regulatory requirements that may be imposed by the federal or state environmental agencies.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During 2004 no matters were submitted to stockholders for a vote.

                                    PART II.

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is traded on the Over The Counter Bulletin Board under the symbol "LEVC.OB." The par value of the Company's common stock was changed from $0.56 to $0.01 per share, on January 6, 2003 in connection with its merger with Carlyle. The common stock is thinly traded and no established liquid trading market currently exists therefor.

The following table sets forth the range of high and low bids of the Company's common stock for the calendar quarters indicated.

             2004                              High              Low
                                              ------           ------
             First Quarter                    $ 3.95           $ 2.50
             Second Quarter                     2.70             1.83
             Third Quarter                      2.48             1.45
             Fourth Quarter                     2.45             1.55

             2003                              High              Low
                                              ------           ------
             First Quarter                    $ 3.00           $ 1.55
             Second Quarter                     2.80             1.75
             Third Quarter                      3.50             2.40
             Fourth Quarter                     4.00             2.60

Holders of Record

As of March 28, 2005 there were approximately 6,385 holders of record of Company common stock.

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

Recent Sales of Unregistered Securities

During the fourth quarter of 2004, the Company issued shares of its common stock to one of its non-employee directors in lieu of cash for quarterly director fees. The issue price was the average trading price on the last day of the quarter. On October 14, 2004, 2,065 shares were issued to the director at a price of $2.30 per share. These shares were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act.

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

Receivables

The Textile segment factors substantially all of its accounts receivable, therefor, the accounts receivable amount shown on the Consolidated Balance Sheet is substantially all related to the Company's Craft segment.

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

Inventories

Inventories are stated at the lower of cost (principally average cost) or market. Inventories consist of loose buttons, unpackaged craft products, yarn and greige goods, packaged craft and button products, finished fabric and garments. The Company estimates markdowns required for inventories based upon future marketability as well as general economic conditions. The Company regularly reviews inventory quantities on hand, by item, and records a provision for excess inventory based primarily upon the Company's historical experience and estimated forecast of product demand using historical and recent ordering data relative to the quantity on hand for each item. A significant decrease in demand for the Company's products could result in an increase in the amount of excess inventory quantities on hand; however, the Company manages inventory and monitors product purchasing to reduce this risk.

Intangible Assets

Goodwill and other intangible assets such as trademarks are evaluated for impairment at least annually and, if necessary, impairment is recorded. Goodwill and other intangible assets are not amortized. The Company's annual goodwill and other intangible asset impairment tests performed in the fourth quarter of 2004 indicated no impairment of goodwill as of December 31, 2004. In the fourth quarter of 2003 the Company recorded a goodwill impairment charge of $5.4 million.

Pension Liabilities

The Company used an estimated rate of return of 8.00% and a discount rate of 5.75% in computing its defined benefit plan pension liability.

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

In the Textile segment, shipments are generally made F.O.B. destination and revenue is recognized when goods are received by the customer. In some circumstances, shipments are made F.O.B. shipping point, in which case revenue is recognized when goods are shipped to the customer.

Revenue is reported net of a reserve for sales returns and allowances. Sales returns and allowances are estimated based upon specific agreements and historical patterns with major accounts and are accrued in the period in which a customer becomes entitled to an allowance or return of product.

Shipping and Handling Costs

Shipping and handling costs are included in the cost of sales.


Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net sales for the year ended December 31, 2004 increased approximately $3.0 million to $33.7 million from $30.8 million for the year ended December 31, 2003.

Net sales in the Textile segment increased $2.2 million to $10.6 million for the year ended December 31, 2004 from $8.4 million during 2003. The increase in Textile segment sales during 2004 was the result of additional sales to existing customers of additional contract garment manufacturing product lines in 2004 as compared to 2003. The women's wear segment of the contract garment manufacturing business in which the Textile division competes is very seasonal and, based upon our current customer base, sales are heavily weighted primarily to the third quarter and to a lesser extent the fourth quarter.

Net sales in the Craft segment totaled $23.1 million during 2004 as compared to $22.3 million during 2003. The increase in Craft segment sales was the result of higher seasonal craft orders and increased button sales in 2004 as compared to 2003 and lower reserves for sales returns and allowances in 2004 as compared to 2003. These reserves are anticipated to increase in 2005, as discussed below.

Gross margin during 2004 was $10.4 million as compared to $9.5 million during 2003. The increase in gross margin dollars was the result of increased sales as described above. The gross margin percent totaled 31.0% during 2004 and 2003.

Gross margin in the Textile segment totaled $2.1 million during 2004 versus $1.3 million during 2003. The increase in Textile segment gross margin during 2004 was the result of the higher level of sales in the segment. The gross margin percent during 2004 totaled 19.8% as compared to 15.4% during 2003. The increase in gross margin percent was the result of the Company's improved leverage of fixed cost of sales.

Gross margin in the Craft segment totaled $8.3 million during 2004 as compared to $8.2 million during 2003. The gross margin percent during 2004 totaled 36.1% as compared to 36.9% during 2003. The increase in Craft segment gross margin dollars was the result of increased sales. The decrease in Craft segment gross margin percent was the result of higher variable cost of goods sold, particularly in the categories of product development and freight and shipping.

The Company anticipates that it will incur a higher level of sales returns in 2005, primarily in connection with sales arrangements made with a large Craft division customer. These returns are anticipated to result in lower reported 2005 net sales as compared to 2004, and accordingly earnings in 2005 are anticipated to be materially lower as compared to 2004.

Selling, general and administrative expenses totaled $8.3 million during 2004 as compared to $9.0 million in 2003. The reduction in general and administrative expenses was primarily the result of reduced compensation expense.

Other income of $102,000 included in selling, general and administrative expenses in 2004 was the result of a sale of an investment. There was no comparable item in 2003.

Goodwill impairment totaling $5.4 million was recorded in 2003 as a result of operating losses sustained by the Textile division. There was no further impairment recorded in 2004.

Income before interest, preferred dividends and income taxes during 2004 totaled $2.1 million as compared to a loss of $4.8 million during 2003. The increase in income before interest, preferred dividends and income taxes in 2004 compared to 2003 was due to the improvement in gross profit, lower general and administrative expenses, the absence of goodwill impairment and the gain on sale of investment, as discussed above.

Net interest expense during 2004 totaled $605,000 as compared to net interest expense of $526,000 during 2003. The increase in interest expense as compared to the same period last year was primarily the result of higher average debt levels in 2004 as compared to 2003.

Dividends on mandatory redeemable preferred stock totaled $274,000 in 2004 as compared to $273,000 in 2003.

The provision for income taxes during 2004 was $582,000 as compared to $499,000 during 2003. The increase in the provision for income taxes was the result of the higher level of income before income taxes in 2004 as compared to 2003. Because of the Company's net operating loss carry-forward, the Federal income tax provision at 34% reduces the deferred tax asset and does not require a cash payment.

Liquidity and Capital Resources

The Company's Textile division provides offshore contract garment manufacturing services for a major customer. The nature of this business is such that a significant inventory investment is required in our second and third fiscal quarters, the early phases of the production cycle. The Company's borrowing agreement with CIT does not provide funding for this production until the finished goods are shipped and billed to the customer. As a result, the Company has and will rely on temporary advances from Robert A. Levinson, a stockholder, officer and director of the Company.

At December 31, 2004 the Company's principal sources of liquidity included cash of $32,000 and trade accounts receivable of $3.6 million.

The Company's principal sources of cash flow are from internally generated funds, borrowings under revolving credit facilities, advances under the factoring agreement and advances from Robert A. Levinson, a stockholder, officer and director.

Cash Flow Summary:
(in thousands)

                                                  2004          2003
                                               ----------    ----------
         Net cash provided by (used in):
               Operating activities            $   (1,382)   $     (740)
               Investing activities                   (61)         (239)
               Financing activities                 1,431           952
                                               ----------    ----------
         Net change in cash                    $      (12)   $      (27)
                                               ==========    ==========


Net cash flow used in operating activities totaled $1.4 million in 2004, as compared to $740,000 cash used in operating activities during 2003. The increase in cash flow used in operating activities totaling $642,000 was primarily the result of an increase in cash used for inventories and accounts receivable totaling $2.0 million offset by an increase in net income.

Net cash flow used in investing activities totaled $61,000 during 2004, as compared to $239,000 during 2003, as the Company recognized $102,000 in cash from investing activity in 2004 from the sale of an investment.

Net cash provided by financing activities totaled $1.4 million during 2004, as compared to $952,000 of net cash provided by financing activities during 2003. The increase in cash provided by financing activities was the result of increased cash needs due to the increase in net cash used in operating activities and off set by the decrease in net cash used in investing activities as discussed above.

Net borrowings under the Company's credit facilities during the year ended December 31, 2004 totaled $837,000 as compared to repayments of $79,000 during the same period last year. Net amount borrowed from factor during 2004 totaled $558,000 as compared to $1.2 million borrowed in 2003.

Cash used for preferred stock dividend payments during 2004 totaled none as compared to $137,000 during the year ended December 31, 2003. The reduction in cash flows used in preferred stock dividend payments was due to the effect of the adoption of SFAS 150 in the third quarter of 2003 which required that preferred stock dividend payments be included in the determination of net income.

Cash provided by the exercise of stock options totaled $36,000 during 2004 as compared to $6,000 in 2003. Common stock was issued in connection with the exercise of stock options and the payment of director fees to those directors who have opted to receive shares of Company stock in lieu of cash in payment of their fees.

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

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.6 million of which was outstanding at December 31, 2004, (ii) revolving credit advances to the Company in an amount up to $500,000 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, and a Letter of Credit facility with a limit of $500,000. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.4 million due on January 1, 2007. The revolving credit advances are also due on January 1, 2007. All amounts outstanding under the CIT Facility bear interest at the Chase Bank N.A. prime rate plus 0.5% with a minimum rate of 5.0%.

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

Pursuant to a factoring agreement between CIT and the Company, CIT purchases the Textile segment's eligible trade accounts receivable without recourse and assumes substantially all credit risk with respect to such accounts. The amounts due to the Company from CIT under the factoring agreement earn no interest. The factoring agreement allows the Company to obtain advances that bear interest at

0.5% above CIT's prime rate (5.25% at December 31, 2004). The Company pledged its Textile segment's accounts receivable and property and equipment as collateral under the factoring agreement. There is no set limit on borrowings. The amount available for borrowing is based on a formula consisting of 90% of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit.

The promissory note payable to JPMorgan in the amount of $3.0 million is dated May 2, 2002 and has a maturity date of December 31, 2006 as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at December 31, 2004 was 2.68%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

Robert A. Levinson has made long-term loans totaling $500,000 to the Company at an interest rate of 6% per annum. Mr. Levinson has agreed not to require payment of these loans and $316,000 of related accrued interest at December 31, 2004 prior to January 1, 2007.

Mr. Levinson has agreed to personally support the Company's cash requirements to enable it to fulfill its obligations through January 1, 2007, to the extent necessary, up to a maximum amount of $3.0 million. The Company believes its reliance on such commitment is reasonable and that Mr. Levinson has sufficient liquidity and net worth to honor such commitment. The Company believes that Mr. Levinson's written commitment provides the Company with the legal right to request and receive such advances. In the event that Mr. Levinson did not honor such commitment, the Company would have the right to sue Mr. Levinson for breach of his agreement. Mr. Levinson reaffirmed this undertaking in writing on March 12, 2004. In connection with this agreement, Mr. Levinson advanced $2,036,000 to the Company at an interest rate of 6% per annum during the second and third quarters of 2004. All such advances and related accrued interest had been repaid by the Company to Mr. Levinson as of December 31, 2004. In addition, during the first quarter of 2005, Mr. Levinson advanced approximately $1.4 million to the Company under this agreement.

During the period ended December 31, 2004, the Company was in compliance with all debt covenants.

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

Summary of Contractual Obligations
----------------------------------
A summary of the Company's December 31, 2004 contractual obligations and commitments is as follows:

                                                      Less than                           More than
                                            Total       1 year    1-3 years   4-5 years    5 years
                                          ---------   ---------   ---------   ---------   ---------
    CIT asset based loan                      3,843       3,843          --          --          --
    CIT Factor payable                        1,403       1,403          --          --          --
    Term loans                                4,587         144       4,443          --          --
    Long term loan - stockholder                816          --         816          --          --
    Pension liabilities                       5,907          94         311         238       5,264
    Post retirement medical liabilities       2,154         150         165         182       1,657
    Environmental liabilities                 1,388          --         200         200         988
    Preferred stock                           4,555          --       3,037       1,518          --
    Operating lease obligations                 379         242         114          23          --
                                          ---------   ---------   ---------   ---------   ---------
                                          $  25,032   $   5,876   $   9,086   $   2,161   $   7,909
                                          =========   =========   =========   =========   =========

Seasonality and New Product Lines

The Company's Textile business is seasonal and as such the Company generally realizes significantly higher revenues and operating income in the third quarter, as compared to other quarters of the year. Such seasonality takes into account the standard lead-time required by the fashion industry to manufacture apparel, which corresponds to the respective retail selling seasons. Standard lead-time is the period of time commencing when the Company receives an order from a customer and ending when the Company ships the order to the customer. In response to this seasonality, the Company generally increases its inventory levels, and therefor has higher working capital needs during the second and third quarters of its fiscal year. This standard lead-time also results in significant backlogs during the second and third quarters. The Company ships these seasonal orders to the customers during the third and fourth quarters, and, as a result, the Textile division has no material backlog as of December 31, 2004. Although the Company has not had significant cancellations in the past, no assurance can be given that it will not experience a significant level of cancellations in the future or that its backlog at any point in time will be converted to sales. The Company and the U.S. apparel industry in general are sensitive to the business cycle of the national economy. Moreover, the popularity, supply and demand for particular apparel products can change significantly from year to year based on prevailing fashion trends and other factors.

The Company's Craft business is largely based on its ability to fulfill reorders of existing product lines and to place new product lines with its retail customers. The business is fundamentally influenced by the buying habits of consumers. Home sewing and craft activities take place on a year-round basis; however, they are generally indoor activities and as a result they experience an increased participation level during the fall, winter and early spring months. Anticipating this pattern, the Company's retail customers place somewhat larger reorders during the July through March period. Sales are influenced by the introduction of new product lines and the discontinuance of existing product lines. A successful new program requires the retail customer to add the program and experience an acceptable level of sell-through. The Company develops and introduces new program ideas on a regular basis. However, there is no assurance that its retail customers will buy the new product lines and if they do, there is no assurance the consumer will purchase the new product at an acceptable level.

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

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities". In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of the provisions of this interpretation has no effect on our financial condition or results of operations.

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (SFAS") No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4 Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes that the impact that this statement will have on its financial position or results of operations will not be significant.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29. SFAS No. 153 amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, for certain exceptions to the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company believes that the impact that this statement will have on its financial position or results of operations will not be significant.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Accounting for Stock-Based Compensation. The statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123 (revised 2004) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123 (revised 2004) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued. SFAS No. 123 (revised 2004) is effective as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company believes that the impact that this statement will have on its financial position or results of operations will not be significant.

Item 7.     FINANCIAL STATEMENTS



                           LEVCOR INTERNATIONAL, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
Audited Consolidated Financial Statements


Report of Independent Registered Public Accounting Firm......................24


Consolidated Balance Sheet at December 31, 2004 .............................25


Consolidated Statements of Operations for the Years Ended December 31,
2004 and 2003................................................................26


Consolidated Statements of Stockholders' Deficit for the Years Ended
December 31, 2004 and 2003...................................................27


Consolidated Statements of Cash Flows for the Years Ended December 31,
2004 and 2003................................................................28


Notes to Consolidated Financial Statements...................................29

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
  LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES


         We have audited the accompanying consolidated balance sheet of LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit, cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES as of December 31, 2004, and the results of their operations, stockholders' deficit and cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.





                                          Friedman LLP


New York, New York
March 9, 2005

                           LEVCOR INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004
                 (In thousands except share and per share data)

ASSETS
Current Assets:
   Cash                                                              $       32
   Accounts receivable trade, net                                         3,601
   Inventories, net                                                       7,729
   Deferred income taxes                                                    898
   Other current assets                                                     214
                                                                     ----------
      Total current assets                                               12,474
                                                                     ----------
Property, Plant and Equipment, net                                        2,305
Goodwill                                                                  4,843
Deferred income taxes                                                     3,611
Other assets                                                              1,651
                                                                     ----------
      Total Assets                                                   $   24,884
                                                                     ==========

LIABILITIES
Current Liabilities:
   Accounts payable                                                  $    1,848
   Due to factor                                                          1,403
   Revolving loan and current maturities of long-term debt                3,987
   Other current liabilities                                              1,219
                                                                     ----------
      Total current liabilities                                           8,457
                                                                     ----------
Long-term debt, less current maturities                                   4,443
Loan payable to stockholder                                                 816
Pension liabilities                                                       5,907
Post retirement medical liabilities                                       2,154
Environmental liabilities                                                 1,388
Other liabilities                                                           349
Redeemable Preferred Stock, par value $0.01 per share
   8,000,000 shares authorized:
   Shares issued and outstanding:
      Series A - 4,555,007                                                4,555
                                                                     ----------
      Total Liabilities                                                  28,069
                                                                     ----------

STOCKHOLDERS' DEFICIT
Common Stock, par value $0.01 per share
    15,000,000 shares authorized;
    5,329,564 shares issued and outstanding                                  54

Paid in Capital                                                          33,234
Accumulated Deficit                                                     (33,535)
Accumulated Other Comprehensive Loss                                     (2,858)
Unearned compensation                                                       (80)
                                                                     ----------
Total  Stockholders' Deficit                                             (3,185)
                                                                     ----------
Total Liabilities and Stockholders' Deficit                          $   24,884
                                                                     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                           LEVCOR INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)

                                                                      Years Ended December 31,
                                                                      ------------------------
                                                                         2004          2003
                                                                      ----------    ----------
Net sales                                                             $   33,736    $   30,784
Cost of sales                                                             23,301        21,249
                                                                      ----------    ----------
Gross profit                                                              10,435         9,535
Selling, general and administrative expenses                               8,315         8,984
Goodwill impairment - textile segment                                         --         5,367
                                                                      ----------    ----------
Income (loss) before interest, preferred dividends and income taxes        2,120        (4,816)
Interest expense, net                                                        605           526
Dividends on  mandatory redeemable preferred stock                           274           136
                                                                      ----------    ----------
Income (loss) before income taxes                                          1,241        (5,478)
Provision for income taxes                                                  (582)         (499)
                                                                      ----------    ----------
Net income (loss)                                                            659        (5,977)
Less dividends on mandatory redeemable preferred stock                        --           137
                                                                      ----------    ----------
Income (loss) applicable to common stock                              $      659    $   (6,114)
                                                                      ==========    ==========

Income (loss) per common share:
  Basic                                                               $      .12    $    (1.20)
                                                                      ==========    ==========
  Diluted                                                             $      .12    $    (1.20)
                                                                      ==========    ==========

Weighted average common shares outstanding:
  Basic                                                                    5,294         5,104
  Potential                                                                   73            --
                                                                      ----------    ----------
  Diluted                                                                  5,367         5,104
                                                                      ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                           LEVCOR INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                      (In thousands except per share data)

                                                             Accumulated
                             Compre                             Other
                             hensive               Additional   Compre-       Common Stock          Treasury Stock
                             Income   Accumulated   Paid in     hensive   ---------------------  ----------------------   Unearned
                   Total     (Loss)     Deficit     Capital     Losses      Amount    Shares      Amount      Shares    Compensation
                ---------- ----------  ----------  ---------- ----------  ----------  ---------  ----------  ---------- ------------
January 1,
   2003         $   (5,081)            $  (28,080) $   26,345 $   (3,485) $      139  2,786,972  $       --          --  $
                ==========             ==========  ========== ==========  ==========  =========  ==========  ==========  ==========

Acquisition
   of Levcor         6,588                         $    6,864             $      (87) 2,338,280  $      (77)    (57,600) $     (112)
Common stock
   issued                6                                  6                            17,800
Stock-based
   compensation         31                                 31                            14,237
Net loss before
   preferred
   stock activity   (5,977)    (5,977)     (5,977)
Preferred stock
   dividends          (137)      (137)       (137)
Foreign
   translation
   adjustment           42         42                                 42
Amortization
   unearned
   compensation         16         16                                                                                            16
Pension adjustment     562        562                                562
                           ----------
Total
   comprehensive
   loss                    $   (5,494)
                           ==========

                ----------             ----------  ---------- ----------  ----------  ---------  ----------  ----------  ----------
December 31,
   2003         $   (3,950)            $  (34,194) $   33,246 $   (2,881) $       52  5,157,289  $      (77)    (57,600) $      (96)
                ==========             ==========  ========== ==========  ==========  =========  ==========  ==========  ==========

Treasury stock
   acquired in
   relation to
   stock option
   exercise             --                                144                      1    170,000        (145)    (45,274)
Common stock
   issued               36                                 35                      1     36,000
Retirement of
   treasury
   stock                --                               (222)                          (45,274)        222     102,874
Stock-based
   compensation         31                                 31                            11,549
Net income             659        659         659
Foreign
   translation
   adjustment            2          2                                  2
Amortization
   unearned
   compensation         16         16                                                                                            16
Pension adjustment      21         21                                 21
                           ----------
Total
   comprehensive
   income                  $      698
                           ==========

                ----------             ----------  ---------- ----------  ----------  ---------  ----------  ----------  ----------
December 31,
   2004         $   (3,185)            $  (33,535) $   33,234 $   (2,858) $       54  5,329,564          --          --  $      (80)
                ==========             ==========  ========== ==========  ==========  =========  ==========  ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                           LEVCOR INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                      Years Ended December 31
                                                                      ------------------------
                                                                         2004          2003
                                                                      ----------    ----------
Cash Flows From Operating Activities:
Net income (loss)                                                     $      659    $   (5,977)
Reconciliation of net income (loss) to net cash used in operations:
    Goodwill impairment - textile segment                                     --         5,367
    Depreciation and amortization                                            459           470
    Deferred tax provision                                                   490           557
    Stock based compensation                                                  31            31
    Gain on sale of investment                                              (102)           --
    Changes in operating assets and liabilities:
      Accounts receivable trade, net                                        (826)         (146)
      Inventories, net                                                    (1,204)           85
      Other current assets                                                    17            72
      Other assets                                                            12          (121)
      Accounts payable                                                        21          (528)
      Other current liabilities                                             (560)         (345)
      Pension liabilities                                                   (126)          (10)
      Post retirement medical liabilities                                   (232)          (77)
      Environmental liabilities                                               (8)          (19)
      Other liabilities                                                      (13)          (99)
                                                                      ----------    ----------
        Net cash used in operating activities                             (1,382)         (740)
                                                                      ----------    ----------

Cash Flows From Investing Activities:
Capital expenditures                                                         (96)         (158)
Cash acquired from acquisition                                                --             4
Investment in other assets                                                   (67)          (85)
Proceeds from sale of investment                                             102            --
                                                                      ----------    ----------
        Net cash used in investing activities                                (61)         (239)
                                                                      ----------    ----------

Cash Flows From Financing Activities:
Revolving loan and long-term debt, net                                       837           (79)
Due to factor                                                                558         1,162
Dividends on redeemable preferred stock                                       --          (137)
Proceeds from exercise of stock options                                       36             6
                                                                      ----------    ----------
        Net cash provided by financing activities                          1,431           952
                                                                      ----------    ----------

Decrease in cash                                                             (12)          (27)
Cash at beginning of year                                                     44            71
                                                                      ----------    ----------
Cash at end of year                                                   $       32    $       44
                                                                      ==========    ==========

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Interest                                                           $      594    $      526
                                                                      ==========    ==========
   Income taxes                                                       $       69    $      299
                                                                      ==========    ==========
Non-cash transactions:
   Stock issued on option exercise                                    $      145    $       --
                                                                      ==========    ==========
   Treasury stock acquired in relation to stock option exercise       $      145    $       --
                                                                      ==========    ==========
   Retirement of treasury stock                                       $      222    $       --
                                                                      ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   Levcor International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements



1 -      SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Liquidity:
----------------------------------
Levcor International, Inc. (the "Company") (i) operates a textile business that manufactures garments for sale , and to a lesser extent fabrics, in the apparel industry and (ii) manufactures, packages and distributes a line of buttons and other craft products for sale in the home sewing and craft retail industry. The Company sells its products to customers primarily in the United States and also has distribution in Canada and Europe. Effective January 6, 2003 Carlyle Industries, Inc. was merged into Levcor International, Inc. as discussed in note 2.

Consolidation:
-------------
The Consolidated Financial Statements include the accounts of the Company and all subsidiaries after elimination of intercompany items and transactions.

Use of Estimates:
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents:
----------------
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Property, Plant and Equipment:
-----------------------------
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed principally by the straight-line method for each class of depreciable and amortizable assets based on their estimated useful lives. Buildings and improvements, machinery and equipment, and furniture, fixtures and leasehold improvements are generally depreciated over periods of 15-40, 5-25 and 5-10 years, respectively.

Credit Risk
-----------
Financial instruments which potentially subject us to concentration of credit risk consist principally of accounts receivable from Craft division customers. We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers. The allowance for non collection of accounts receivable is based upon the expected collectibility of all accounts receivable.

Accounts Receivable
-------------------
Accounts receivable (substantially all related to the Company's Craft segment) are stated at the amount management expects to collect. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Accounts balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $50,000 as of December 31, 2004.

Accounts Receivable Factored:
----------------------------
Under a factoring agreement with CIT Group/Financial Services, Inc. ("CIT" or the "factor"), the factor purchases the Textile division's trade accounts receivable without recourse and assumes substantially all credit risks with respect to such accounts. The factoring agreement allows the Company to obtain advances, computed on a borrowing base formula from the factor at 5.75% (prime rate plus 0.5%). The amounts due to the Company from the factor earn no interest. The Company has pledged its accounts receivable and property and equipment as collateral under the factoring agreement.

Inventories
-----------
Inventories are valued at the lower of cost or market using a weighted-average cost method basis. We make provisions for obsolete or slow moving inventories as necessary to properly reflect inventory value.

Long-Lived Assets
-----------------
The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of its long-lived assets may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, as impairment charge is recognized based on the fair value of the asset. No such impairments were recorded during the years ended December 31, 2004 and 2003.

Goodwill:
--------
The Company reviews goodwill for impairment annually, or more frequently if impairment indicators arise and goodwill is written off when impaired. The Company's annual goodwill and other intangible asset impairment tests performed in the fourth quarter of 2004 indicated no impairment of goodwill as of December 31, 2004. In the fourth quarter of 2003 the Company recorded a goodwill impairment charge of $5.4 million.

Income Taxes:
------------
The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. The Company recognizes a liability or asset for net operating loss carryforwards and the deferred tax consequences of temporary differences between tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. A valuation allowance is established to reduce deferred tax assets to the amount expected to be realized.

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

This equity account includes the results of translating all balance sheet assets and liabilities at current exchange rates. Net currency transaction and translation gains and losses included in income were not material

Fair Value of Financial Instruments:
-----------------------------------
The Company's financial instruments are comprised of revolving debt, long-term debt, loans payable to Robert A. Levinson and Series A Redeemable Preferred Stock at December 31, 2004. The fair values of the revolving debt, long-term debt and loans payable to Robert A. Levinson approximate the carrying values because these obligations had market-based interest rates.

Revenue Recognition:
-------------------
In the Craft segment, revenue is recognized when goods are shipped to customers. Shipment is made by UPS or common carrier. Deliveries generally take place within three days of shipment. Standard terms for shipments are F.O.B. shipping point, at which time the Company has completed all performance obligations to consummate the sale. In some circumstances, shipments are made F.O.B. destination, in which case the Company insures the sales value of most shipments.

In the Textile segment, shipments are generally made F.O.B. destination and revenue is recognized when goods are received by the customer. In some circumstances, shipments are made F.O.B. shipping point, in which case revenue is recognized when goods are shipped to the customer.

Classification of Expenses:
--------------------------
The significant components of cost of sales are raw materials, labor, product development, shipping and handling and depreciation. The significant components of selling, general and administrative expenses are commissions, sales salaries, trade and consumer advertising, trade show costs, management salaries, office rent and professional fees.

Advertising:
-----------
The Company expenses the cost of advertising at the time the cost is incurred. Advertising expense totaled approximately $189,000 in 2004 and $86,000 in 2003.

Stock-Based Compensation Plans:
------------------------------
The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", using an intrinsic value approach to measure compensation expense, if any. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Options issued to non-employees are accounted for in accordance with SFAS 123, "Accounting for Stock-Based Compensation" (which supersedes APB No. 25 effective as of the beginning of the first annual reporting period that begins after December 15, 2005), and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services", using a fair value approach.

SFAS No. 123 established accounting and disclosure requirements using a fair value-basis method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described in APB Opinion No. 25 above, and has adopted the disclosure requirements of SFAS No. 123. Had the Company elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS 123, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company's net loss and net loss per common share would have decreased to the pro forma amounts indicated in the table below. (dollars in thousands, except per share amounts)

                                                    2004         2003
                                                 ----------   ----------
      Income (loss) applicable to common stock
         As Reported                             $      659   $   (6,114)
         Pro Forma                               $      591   $   (6,147)
      Basic EPS:
         As Reported                             $      .12   $    (1.20)
         Pro Forma                               $      .11   $    (1.20)
      Diluted EPS:
         As Reported                             $      .12   $    (1.20)
         Pro Forma                               $      .11   $    (1.20)

The fair value of each option grant in 2004 and 2003 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, risk-free interest rates of 4.74 and 3.93 percent, expected dividend yields of zero percent; expected lives of 10 years; and expected volatility of 39 and 45 percent.

Earnings (Loss) Per Common Share:
--------------------------------
Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential increase in outstanding shares that could result from exercising in-the-money stock options. The shares issueable upon the exercise of in-the-money stock options were not included in the computation of loss per common share, for the year ended December 31, 2003, as the effect would be anti-dilutive. Accordingly, 2003 diluted loss per share is the same as basic loss per share.

Reclassifications:
-----------------
Certain reclassifications have been made to the prior period's financial statements to conform to the current period presentation.

New Accounting Pronouncements:
-----------------------------
In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities". In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of the provisions of this interpretation has no effect on our financial condition or results of operations.

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (SFAS") No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4 Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes that the impact that this statement will have on its financial position or results of operations will not be significant.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29. SFAS No. 153 amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, for certain exceptions to the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company believes that the impact that this statement will have on its financial position or results of operations will not be significant.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Accounting for Stock-Based Compensation. The statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123 (revised 2004) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123 (revised 2004) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued. SFAS No. 123 (revised 2004) is effective as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company believes that the impact that this statement will have on its financial position or results of operations will not be significant.

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

The transaction was accounted for as a reverse acquisition under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." As a reverse acquisition, Carlyle is treated as the acquiror and the continuing entity for financial accounting and reporting purposes. Under reverse acquisition accounting rules, Carlyle is treated as if it declared a 1-for-5 reverse stock split of its common stock and subsequently exchanged its common stock for the Company's Common Stock on a one-to-one ratio and its stock options for the Company's stock options on a one-to-one ratio. The aggregate estimated purchase price plus liabilities assumed totaled $12,542,000, based upon the fair value of the Common Stock and options deemed acquired for similar Carlyle instruments. The purchase price reflects Carlyle's acquisition of the Company's net assets, which are total assets less the assumption of $5,730,000 of the Company's debt and liabilities. The merger agreement did not require any contingent consideration to be issued.

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

                                                          Year Ended
                                                         December 31,
                                                     --------------------
                                                       2004        2003
                                                     --------    --------
      Revenue:
        Textile                                      $ 10,632    $  8,436
        Craft                                          23,104      22,348
                                                     --------    --------
                                                     $ 33,736    $ 30,784
                                                     ========    ========
      Operating income (loss):
        Textile                                      $     71    $ (6,531)
        Craft                                           3,149       3,116
                                                     --------    --------
                                                     $  3,220    $ (3,415)
                                                     ========    ========

      Corporate general and
        administrative expense                       $ (1,202)   $ (1,401)
      Other income                                        102          --
      Interest expense, net                              (605)       (526)
      Dividends on mandatory redeemable
         preferred stock                                 (274)       (273)
      Provision for income taxes                         (582)       (499)
                                                     --------    --------
      Net income (loss) applicable to common stock   $    659    $ (6,114)
                                                     ========    ========

      Depreciation and amortization:
        Textile                                      $     50    $     34
        Craft                                             409         436
                                                     --------    --------
                                                     $    459    $    470
                                                     ========    ========
      Capital expenditures:
        Textile                                      $     21    $     62
        Craft                                              75          96
                                                     --------    --------
                                                     $     96    $    158
                                                     ========    ========
      Total assets:
        Textile                                      $  5,482    $  4,339
        Craft                                          19,402      19,338
                                                     --------    --------
                                                     $ 24,884    $ 23,677
                                                     ========    ========


4 -      INVENTORIES

The components of inventories as of December 31, 2004, net of reserves are as follows (dollars in thousands):

                                                      2004
                                                    --------
                   Raw materials                    $  4,641
                   Work in progress                      167
                   Finished goods                      2,921
                                                    --------
                                                    $  7,729
                                                    ========

At December 31, 2004 inventories were valued on a weighted-average cost method basis. Inventories are stated at the lower of cost or market. Cost elements included in inventory are material, labor and overhead, primarily using standard cost, which approximates actual cost.

5 -      PROPERTY, PLANT AND EQUIPMENT

The components of Property, Plant and Equipment as of December 31, are as follows (dollars in thousands):

                                                                  2004
                                                                --------
      Land and improvements                                     $     49
      Buildings and improvements                                   2,256
      Machinery and equipment                                      2,400
                                                                --------
                                                                   4,705
      Less: Accumulated depreciation and amortization             (2,400)
                                                                --------
                                                                $  2,305
                                                                ========

Depreciation and amortization expense for the years ended December 31, 2004 and 2003 were approximately $459,000 and $470,000, respectively.

6 -      GOODWILL AND OTHER INTANGIBLE ASSETS

As required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company does not amortize its goodwill and other intangible asset balances, but instead tests its goodwill and other intangible assets for impairment annually and more frequently upon the occurrence of certain events in accordance with the provisions of SFAS 142. The Company's annual goodwill and other intangible asset impairment tests performed in the fourth quarter of 2004 indicated no impairment of goodwill as of December 31, 2004. In the fourth quarter of 2003 the Company recorded a goodwill impairment charge of $5.4 million.

7-       OTHER CURRENT LIABILITIES

Other current liabilities as of December 31 consist of the following (dollars in thousands):

                                                                2004
                                                              --------
      Salaries, wages, bonuses and other compensation......   $    573
      Other................................................        646
                                                              --------
                                                              $  1,219
                                                              ========


8-       LEASE TERMINATION CHARGE

Effective November 30, 2004, the lease (the "Original Lease") between the Company, as lessee, and SIK Associates, as landlord, was terminated by agreement of the parties. The Original Lease covered the Company's principal offices located at 462 Seventh Avenue, New York, New York 10018, for approximately 6,500 square feet, at a cost of approximately $16,000 per month. The Original Lease was to expire on January 31, 2007. In connection with the termination of the Original Lease, the Company recorded a charge of approximately $71,000 during the fourth quarter of 2004.

9-       LEASE PAYMENTS

The following is a schedule of future minimum lease payments under non-cancelable operating leases at December 31, 2004 (dollars in thousands):

                        2005                    $    242
                        2006                         114
                        2007                          23
                                                --------
                                                $    379
                                                ========

Rental expense for premises leased by the Company under operating leases totaled $422,000 and $362,000 during the years ended December 31, 2004 and 2003.

10-     SHORT TERM AND LONG TERM DEBT

The Company has a credit facility with the CIT Group, Inc. ("CIT") and a promissory note payable to JPMorgan Chase Bank ("JPMorgan"). In addition, the Company has borrowings and advances outstanding from Robert A. Levinson, a stockholder, officer and director of the Company.

The Company's credit facility with CIT (the "CIT Facility") provides for maximum aggregate borrowings of up to $7.5 million in the form of revolving credit, letters of credit and term loans. The CIT Facility is comprised of separate financing agreements with each of the Company and its wholly-owned subsidiary, Blumenthal Lansing Company, LLC ("Blumenthal").

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.6 million of which was outstanding at December 31, 2004, (ii) revolving credit advances to the Company in an amount up to $500,000 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, and a Letter of Credit facility with a limit of $500,000. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.4 million due on January 1, 2007. The revolving credit advances are also due on January 1, 2007. All amounts outstanding under the CIT Facility bear interest at the Chase Bank N.A. prime rate plus 0.5% with a minimum rate of 5.0%.

In connection with the CIT Facility, the Company and its subsidiary have made cross corporate guarantees and have issued first priority liens covering substantially all of the assets of the Company and its subsidiary. In addition, Mr. Robert A. Levinson, a stockholder, officer and director of the Company, provided certain collateral against advances provided under the CIT Facility.

The CIT Facility contains representations and warranties and events of default customary for agreements of this nature such as restrictions on incurring more debt, acquisitions, the use of proceeds from the sales of assets, the prohibition of preferred stock redemptions, dividend payments in excess of $300,000 per year, and a change in voting control of the Company. The CIT Facility also contains a subjective acceleration clause which states that, except for the Term Loan, all obligations shall, at CIT's option, be immediately due and payable without notice or demand upon the occurrence of any change in the Company's condition or affairs (financial or otherwise) that, in CIT's sole discretion exercised by CIT in accordance with CIT's business judgment, materially impairs the collateral or increases CIT's risk. In the case of the Term Loan, CIT may accelerate the maturity in the event of a default by the Company after thirteen months notice of such acceleration. Management of the Company believes that the likelihood of CIT accelerating the payment of any of the obligations under the CIT Facility in 2005 is remote.

Pursuant to a factoring agreement between CIT and the Company, CIT purchases the Textile segment's eligible trade accounts receivable without recourse and assumes substantially all credit risk with respect to such accounts. The amounts due to the Company from CIT under the factoring agreement earn no interest. The factoring agreement allows the Company to obtain advances that bear interest at 0.5% above CIT's prime rate (5.25% at December 31, 2004). The Company pledged its Textile segment's accounts receivable and property and equipment as collateral under the factoring agreement. There is no set limit on borrowings. The amount available for borrowing is based on a formula consisting of 90% of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit.

The promissory note payable to JPMorgan in the amount of $3.0 million is dated May 2, 2002 and has a maturity date of December 31, 2006, as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at December 31, 2004 was 2.68%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

Robert A. Levinson has made long-term loans totaling $500,000 to the Company at an interest rate of 6% per annum. Mr. Levinson has agreed not to require payment of these loans and $316,000 of related accrued interest at December 31, 2004 prior to January 1, 2007.

Robert A. Levinson has also agreed to continue to personally support the Company's cash requirements as necessary, up to a maximum amount of $3.0 million, to enable the Company to meet its current obligations through January 1, 2007 and to fund future operations. In connection with this agreement, Mr. Levinson advanced $2.036 million to the Company during 2004, and all such advances were repaid by the Company to Mr. Levinson during the third quarter of 2004. In addition, during the first quarter of 2005, Mr. Levinson advanced approximately $1.4 million to the Company under this agreement.

During the period ended December 31, 2004, the Company was in compliance with all debt covenants.

11-      PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

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

The prepaid pension balance of $458,000 at December 31, 2004 is included in Other Assets on the Company's consolidated balance sheets. A decrease in the minimum pension liability in the amount of $35,000 has been recorded on the December 31, 2004 balance sheet in connection with this plan and a corresponding credit to stockholders' equity net of a deferred tax expense of $14,000 has also been recorded. These adjustments were recognized and credited to "Accumulated Other Comprehensive Earnings". The minimum pension liability as of December 31, 2004 was based on the plan's portfolio investments as of such date which totaled $18.0 million, and the actuarially determined accumulated benefit obligation.

                                                           Pension Benefits                Other Benefits
                                                              Years Ended                   Years Ended
                                                              December 31,                  December 31,
                                                        -------------------------     -------------------------
      Dollars in thousands:                                2004           2003           2004           2003
                                                        ----------     ----------     ----------     ----------
      Change in benefit obligation
      Benefit obligation at beginning of year           $   21,452     $   21,056     $    1,868     $    1,981
      Service cost                                              --             --             (2)            (1)
      Interest costs                                         1,292          1,356             67            123
      Actuarial (gain) loss                                  1,045            820           (631)           (91)
      Benefits paid                                         (1,801)        (1,780)          (203)          (144)
                                                        ----------     ----------     ----------     ----------
      Benefit obligation at end of year                 $   21,988     $   21,452     $    1,099     $    1,868
                                                        ==========     ==========     ==========     ==========

      Change in plan assets:
      Fair value of plan assets at beginning of year    $   17,506     $   16,251     $       --     $       --
      Actual return on plan assets                           2,293          3,035             --             --
      Employer contribution                                     --             --             --             --
      Benefits paid                                         (1,801)        (1,780)            --             --
                                                        ----------     ----------     ----------     ----------
      Fair value of plan assets at end of year          $   17,998     $   17,506     $       --     $       --
                                                        ==========     ==========     ==========     ==========

      Funded status                                     $   (3,990)    $   (3,946)    $   (1,099)    $   (1,868)
      Unrecognized net actuarial loss (gain)                 4,448          4,483           (970)          (418)
      Unrecognized prior service cost                           --             --            (85)          (100)
                                                        ----------     ----------     ----------     ----------
      Accrued benefit (cost) prepaid                    $      458     $      537     $   (2,154)    $   (2,386)
                                                        ==========     ==========     ==========     ==========

      Weighted average assumptions as of December 31:
      Discount rate                                           5.75%          6.25%          5.75%          6.25%
      Expected return on plan assets                          8.00%          8.00%           N/A            N/A
      Rate of compensation increase                            N/A            N/A            N/A            N/A


      Components of net periodic benefit cost:
      Service                                           $       --     $       --     $       (2)    $       (1)
      Interest cost                                          1,292          1,356             67            123
      Expected return on plan assets                        (1,363)        (1,408)            --             --
      Amortization of prior service cost                        --             --            (14)           (15)
      Recognized net actuarial loss (gain)                     150             70            (80)           (40)
                                                        ----------     ----------     ----------     ----------
      Net periodic benefit cost (gain)                  $       79     $       18     $      (29)    $       67
                                                        ==========     ==========     ==========     ==========

The Company's accumulated benefit obligation under its defined benefit plan at December 31, 2004 and 2003 was $21,987,766 and $21,452,054 respectively. The
Company does not anticipate a contribution to this plan in 2005.

The Company's defined benefit plan asset target allocation for 2005, the actual allocation as of December 31, 2004 and 2003, and the expected long-term rates of return by asset category for 2005 are as follows:

                                                                           Weighted Average
                                                 Percentage of Plan       Expected Long-term
                        Target Allocation     Asset as of December 31,     Rates of Return
      Asset Category           2005               2004      2003                2004
      --------------------------------------------------------------------------------------
      Equity securities       40-85%                82%       78%                9.5%
      Debt securities          5-16%                17%       21%                4.5%
      Other                    0-10%                 1%        1%                 --
                                                  ----      ----                ----
         Total                                     100%      100%                8.0%
                                                  ====      ====                ====

A one-percentage-point change in assumed health care cost trend rates would not change the actuarial present value of the accumulated post-retirement benefit obligations due to annual limitations of Company contributions per employee. Estimated future benefit payments under the Company's post retirement medical plan are as follows (in thousands of dollars):


                         2005                $  150
                         2006                   147
                         2007                   141
                         2008                   133
                         2009                   124
                         Thereafter             469

On December 8, 2003, the President of the United States signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act introduces a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The accumulated benefits obligation or net periodic post-retirement benefits cost in the consolidated financial statements and accompanying notes do not reflect the effects of the Act on the Company's post-retirement benefit plan. Authoritative guidance on accounting for the Act's federal subsidy is pending and the guidance when issued, could require changes to previously reported information.

12-      EMPLOYEE BENEFIT PLAN

The Company's eligible employees may participate in a Company-sponsored 401(k) benefit plan. This Plan covers substantially all employees and permits employees to defer up to 15% of their salary up to statutory maximums. The plan also provides for matching contributions by the Company of up to 75% of the first 2% of salary deferral and 50% of the next 2% of salary deferral. Total Company matching contributions in 2004 and 2003 were $105,317 and $82,243 respectively. During 2004, 122 employees participated in the plan.

13-      CUSTOMER AND SUPPLIER CONCENTRATIONS

The Textile division's two largest customers accounted for approximately 90% and 6%, respectively, during 2004 and 71% and 4%, respectively, during 2003, of the division's sales. The Craft division conducted business with three customers (one mass merchandiser and two specialty chains) representing approximately 47%, 22% and 9%, respectively, in 2004 and 48%, 22% and 8%, respectively, in 2003, of the division's net revenues. These Craft division customers also represented approximately 74% of the total outstanding accounts receivable as of December 31, 2004. A reduction in sales to any of these customers could adversely impact the financial condition and results of operations of the Company.

The principal raw materials used by the Textile division to fabricate textiles are typically a combination or blend of two or more fibers, such as rayon, acetate, polyester, cotton and acrylic. Two suppliers provided for approximately 16% and 10% respectively of the Textile division's purchases in 2004.

Effective December 1, 2004, the Company entered into a lease agreement with one of its major suppliers in the Textile division for the Company to lease 2,700 square feet of headquarter office space at a cost of $6,250 per month.

14-      RELATED PARTY TRANSACTIONS

Robert A. Levinson has provided long-term loans of $500,000 to the Company, pledged collateral in support of certain Company obligations and in has made temporary cash advances to the Company totaling $2.0 million and $1.7 million respectively during the years ended December 31, 2004 and 2003. Mr. Levinson's outstanding advances and long-term loans accrue interest at a rate of 6% per annum. See Note 10 for a description of these transactions.

In addition to being a director of the Company, Edward H. Cohen serves as counsel to Katten Muchin Zavis Rosenman, New York, New York, legal counsel to the Company. During the year ended December 31, 2004, fees for services provided to the Company by Katten Muchin Zavis Rosenman totaled approximately $171,000. Mr. Cohen does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

15-      INCOME TAXES

Income (loss) before income taxes for the years ended December 31 consisted of the following components (dollars in thousands):

                                            2004          2003
                                         ----------    ----------
             United States               $    1,470    $   (5,238)
             Foreign                           (229)         (240)
                                         ----------    ----------
                                         $    1,241    $   (5,478)
                                         ==========    ==========

The components of the income tax provision or (benefit) are (dollars in thousands):


                                                Years Ended December 31,
                                                -----------------------
                                                   2004         2003
                                                ----------   ----------
        Current provision (benefit)             $       92   $      (34)
        Deferred provision
         -Temporary differences                        490          533
                                                ----------   ----------
        Income tax provision as per
         Consolidated Statement of Operations   $      582   $      499
                                                ==========   ==========
        Deferred provision
         -Tax effect of other comprehensive
            income (loss)                               14          340
                                                ----------   ----------
        Total provision                         $      596   $      839
                                                ==========   ==========

The Company's tax provision differed from that which would have been provided at a 34% rate as follows (dollars in thousands):

                                                   Years Ended December 31,
                                                   ------------------------
                                                      2004          2003
                                                   ----------    ----------
    Federal (benefit) provision at 34%             $      422    $   (1,863)
    State and local provision, net                         92            --
    Permanent differences                                  99            52
    (Utilization) increase in net operating loss         (521)        1,811
    Over-accrual in prior year                             --           (34)
    Deferred tax provision                                490           533
                                                   ----------    ----------
                                                   $      582    $      499
                                                   ==========    ==========

At December 31, 2004, the components of the net deferred tax asset are (dollars in thousands):

                                                           2004
                                                        ----------
            Book value of fixed assets over tax basis   $     (499)
            Pension liabilities                              2,180
            Other post-retirement benefit liability            862
            Environmental accruals                             555
            Operating and capital loss carryforwards         1,935
            Other,  net                                        148
                                                        ----------
            Deferred tax asset                               5,181
            Valuation allowance                               (672)
                                                        ----------
            Deferred tax asset, net                     $    4,509
                                                        ==========

The Company had a net operating loss carryforward of approximately $4,838,000 expiring through 2022.

16-      REDEEMABLE PREFERRED STOCK

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

Effective July 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities" ("SFAS 150"). Accordingly, the redeemable preferred stock has been classified as a liability in the balance sheet at redemption value as of December 31, 2004. The Statements of Operations for years ended December 31, 2004 and 2003 include $274,000 and $136,000 respectively, of preferred stock dividends paid which have been included in the determination of operating income. For periods prior to July 1, 2003, such redeemable preferred stock dividend payments are reported as an adjustment to net income to arrive at net income available to common stock. In accordance with SFAS 150, dividend payments made in the first and second quarters of 2003 are not permitted to be reclassified to the current accounting treatment and as a result they continue to be presented on a separate line.

17-      COMMON STOCK AND EARNINGS (LOSS) PER COMMON SHARE

During the years ended December 31, 2004 and 2003, the Company issued an aggregate of 11,549 and 14,237 shares, respectively, of common stock to Directors in lieu of cash for Directors' fees and recorded such issuances as stock based compensation expense.

In addition, during the year ended December 31, 2004, in connection with a stock option exercise by Robert A. Levinson, a stockholder, officer and director of the Company, the Company issued 170,000 shares of common stock and accepted 45,274 shares of common stock previously held by the optionee as payment of the option exercise price. The common shares tendered were recorded as treasury stock. All 102,874 shares of treasury stock were retired as of March 31, 2004. The Company also issued 36,000 shares of common stock in connection with the exercise of employee stock options during the year ended December 31, 2004.

Basic earnings (loss) per common share have been computed on the basis of weighted average common shares outstanding after providing for preferred dividend requirements. Diluted earnings per common share in 2004 includes the effect of stock options.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per common share computations for the years ended December 31, 2004 and 2003 (dollars in thousands, except per share amounts):

                                                                     Weighted     Income
                                                        Income        Average     (Loss)
Year ended December 31, 2004:                           (Loss)        Shares     Per Share
                                                      ----------     ---------   ----------
   Basic income applicable to common stockholders     $      659     5,294,544   $      .12
   Effect of dilutive options                                 --        72,770           --
                                                      ----------     ---------   ----------
   Diluted income applicable to common stockholders   $      659     5,367,314   $      .12
                                                      ==========     =========   ==========

Year ended December 31, 2003:
   Basic and diluted loss applicable
        to common stockholders                        $   (6,114)    5,103,520   $    (1.20)
                                                      ==========     =========   ==========

18-      STOCK OPTION PLAN

As of December 31, 2002, the Company's stockholders adopted the 2002 Stock Option Plan (the "Plan"). Grants under the Plan may consist of incentive stock options, non-qualified stock options, stock appreciation rights in tandem with stock options or freestanding, restricted stock grants, or restored options. In connection with the Plan, 550,000 shares of Common Stock were available for grants at the start of the Plan. The Company has granted options on 220,000 shares through December 31, 2004 in connection with the Plan. Under the Plan, the option exercise price equals the stock's market price on date of grant. Plan options vest over a three-year period and expire after ten years.

In connection with the merger as discussed in Note 2, there were 262,400 options outstanding under a previous Levcor stock option plan which has terminated, at a weighted average exercise price of $.81 per option as of December 31, 2002. Also, in connection with the Levcor and Carlyle merger, 220,000 options which were outstanding at December 31, 2002 were assumed by Levcor and became fully vested.

During 2004, 206,000 shares under the previous Levcor and Carlyle plans were exercised. There remain 225,600 options outstanding under these previous plans as of December 31, 2004 at an average exercise price of $2.99 per share.

A summary of the status of outstanding grants and weighted average exercise prices at December 31, 2004 and 2003 and changes during the years then ended is presented in the table and narrative below (shares in thousands):

                                           2004                    2003
                                   --------------------    --------------------
                                    Shares      Price       Shares       Price
                                   --------    --------    --------    --------
 Beginning of year                      661    $   3.05         220    $   6.05
 Issued in merger                        --          --         262         .81
 Granted                                 20        1.83         200        2.45
 Exercised                             (206)       (.88)        (18)        .34
 Forfeited                              (18)      (4.17)
 Expired                                (12)     (50.00)         (3)        .50
                                   --------    --------    --------    --------
 End of year                            445    $   2.70         661    $   3.05
                                   ========    ========    ========    ========
 Shares exercisable at year-end         292                     447
                                   ========                ========
 Weighted average exercise
    price of exercisable options   $   2.87                $   3.38
                                   ========                ========

During 2004 and 2003, the Company issued 20,000 and 200,000 options with an estimated fair value of $21,472 and $295,964, respectively.

Summary information about the Company's stock options outstanding at December 31, 2004 is as follows:

                                                   Options o/s                   Options o/s
            Date           Options      Exercise        X          Contractual        X
           Granted       Outstanding     Price     Exerc. Price      Periods        C.P  .
         -----------------------------------------------------------------------------------
         12/01/1995         1,900         15.63        29,688           0.9         1,728
         05/09/1996           400         10.63         4,250           1.3           539
         05/16/1997        25,056         10.00       250,556           2.4        59,310
         02/11/1998        50,000           .63        31,250           3.1       155,479
         02/25/1998         4,444          6.56        29,166           3.1        13,991
         12/10/1998        10,000          5.00        50,000           3.9        39,370
         01/04/1999         1,500          2.00         3,000           4.0         6,008
         12/29/1999        91,000          2.50       227,500           5.0       454,003
         01/03/2000         2,700          1.11         3,000           5.0        13,507
         01/02/2001         2,400          1.25         3,000           6.0        14,407
         01/09/2001        20,000          1.10        22,000           6.0       120,438
         02/14/2002        11,200           .95        10,640           7.1        79,750
         02/15/2002         5,000          2.10        10,500           7.1        35,616
         07/14/2003       200,000          2.45       490,000           8.5     1,706,301
         06/03/2004        20,000          1.83        36,600           9.4       188,438
                          ---------------------------------------------------------------
                          445,600                   1,201,150                   2,888,885
                            (2)                         (1)                         (3)
         Weighted Average
            Exercise Price           (1) / (2)   $ 2.70
                                              =========

         Weighted Average
            Contractual Periods      (3) / (2)     6.48
                                              =========


19-      COMMITMENT AND CONTINGENCIES

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

On or about June 1992 the Company received notices from the EPA that the Company, Belding Corticelli Thread Co. ("BCTC") (a discontinued operation) and CM had been identified, along with 1,300 other parties, as PRPs in connection with the alleged release of hazardous substances from the Solvents Recovery Service of New England Superfund Site in Southington, Connecticut (the "SRS site"). The Company settled its alleged liability in connection with the SRS sites by paying $1,626 in connection with a settlement offered to de minimis parties at the SRS site in 1994. BCTC and CM, along with other PRPs, committed to perform the Remedial Investigation and Feasibility Study ("RIFS") and two Non-Time Critical Removal Actions ("NTCRA") at the SRS site. The RIFS, and the first NTCRA (except for certain maintenance activities) have been completed. BCTC and CM have been allocated approximately .04% and 1.30%, respectively, of costs incurred to date, based on their alleged volume of waste shipped to the SRS site. It is presently anticipated that EPA will issue a proposed plan this spring and issue the record of decision for this site in September 2005. The Company is unable, at this time, to estimate the ultimate cost of the remedy for the SRS site.

The issues referred to above do not include costs that the Company or its subsidiaries may incur for consultants' or attorneys' fees or for administrative expenses in connection with the Company's participation as part of a PRP group. The reserve the Company has established for environmental liabilities as described above, in the amount of $1.2 million, represents the Company's best current estimate of the costs of addressing all identified environmental situations, based on the Company's review of currently available evidence, and takes into consideration the Company's prior experience in remediation and that of other companies, as well as public information released by EPA and by the PRP groups in which the Company or its subsidiaries are participating. Although the reserve currently appears to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and no assurances can be given that the Company's estimate of any environmental liability will not increase or decrease in the future. The uncertainties relate to the difficulty of estimating the ultimate cost of any remediation that may be undertaken, including any operating costs associated with remedial measures, the duration of any remediation required, the amount of consultants' or attorneys' fees that may be incurred, the administrative costs of participating in the PRP groups, and any additional regulatory requirements that may be imposed by the federal or state environmental agencies.

20- UNAUDITED QUARTERLY RESULTS OF OPERATIONS: (IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                  December 31,    September 30,    June 30,        March 31,
Quarter Ended                                         2004            2004           2004            2004
                                                  ------------    ------------   ------------    ------------
Net sales                                         $      7,321    $     13,141   $      6,661    $      6,613
Cost of sales                                            4,966           9,836          4,323           4,176
                                                  ------------    ------------   ------------    ------------
Gross profit                                      $      2,355    $      3,305   $      2,338    $      2,437
                                                  ============    ============   ============    ============

Income applicable to common stock                 $         56    $        569   $         12    $         22
                                                  ============    ============   ============    ============

Basic and diluted income per common share         $        .01    $        .11   $         --    $         --
                                                  ============    ============   ============    ============


                                                  December 31,    September 30,    June 30,        March 31,
Quarter Ended                                         2003            2003           2003            2003
                                                  ------------    ------------   ------------    ------------
Net sales                                         $      6,666    $     10,781   $      6,106    $      7,231
Cost of sales                                            5,070           7,689          4,074           4,416
                                                  ------------    ------------   ------------    ------------
Gross profit                                      $      1,596    $      3,092   $      2,032    $      2,815
                                                  ============    ============   ============    ============

Income (loss) applicable to common stock          $     (6,602)   $        445   $       (176)   $        219
                                                  ============    ============   ============    ============

Basic and diluted income(loss) per common share   $      (1.29)   $        .08   $       (.03)   $        .04
                                                  ============    ============   ============    ============

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

No change occurred in the Company's internal controls concerning financial reporting during the fourth quarter of the fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 8B.    OTHER INFORMATION.

None.

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

 ------------
+ Indicates that exhibit is a management contract or compensatory plan or arrangement.
*  Indicates that exhibit is filed as an exhibit hereto.

Item 13.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

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


                                     LEVCOR INTERNATIONAL, INC.
Date: March 28, 2005
                                     By: /s/ ROBERT A. LEVINSON
                                         -------------------------------------
                                         Robert A. Levinson,
                                         Chairman of the Board,
                                         President and Chief Executive
                                         Officer


Date: March 28, 2005                 By: /s/ EDWARD F. COOKE
                                         -------------------------------------
                                         Edward F. Cooke,
                                         Chief Financial Officer,
                                         Vice President, Secretary, Treasurer
                                         and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ ROBERT A. LEVINSON      3/28/05         /s/ EDWARD F. COOKE       3/28/05
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


/s/ EDWARD H. COHEN         3/28/05         /s/ JOSEPH S. DIMARTINO   3/28/05
-------------------------------------       ------------------------------------
Edward H. Cohen              Date           Joseph S. DiMartino        Date
Director                                    Director


/s/ JOHN McCONNAUGHY        3/28/05         /s/ GIANDOMENICO PICCO    3/28/05
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

 ------------
+ Indicates that exhibit is a management contract or compensatory plan or arrangement.
*  Indicates that exhibit is filed as an exhibit hereto.