Form 10KSB/A
period 2004-12-31
LEVCOR INTERNATIONAL INC
filed 2005-05-02
CIK 76094

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

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

         At April 22, 2005 approximately 5,331,881 shares of common stock, par value $0.01 per share, of the issuer were outstanding and the aggregate market value of the voting common stock held by non-affiliates was $7,251,705.

         Documents incorporated by reference: None.

         Transitional Small Business Disclosure Format:   Yes [ ]   No [X]

The undersigned registrant hereby amends the following items of its Annual Report on Form 10-KSB for the year ended December 31, 2004.

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers

         The following table sets forth the names of the directors and executive officers of the Company, their ages, and their current positions with Levcor International, Inc. (the "Company")

               Name              Age                Title
         ------------------      ---    ----------------------------------------
         Robert A. Levinson      79     Chairman of the Board, President and
                                        Chief Executive Officer
         Edward F. Cooke         51     Chief Financial Officer, Vice President,
                                        Secretary, Treasurer and Director
         Joseph S. DiMartino     61     Director
         Giandomenico Picco      56     Director
         John McConnaughy        75     Director
         Edward H. Cohen         66     Director

         Each director is elected to serve on the Board of Directors of the Company until the next annual meeting of stockholders and until their successors shall be duly elected and qualified. The term of the current directors expires at the next annual meeting of stockholders.

         Mr. Levinson has been Chairman of the Board and President of the Company, and its Chief Executive Officer, since June 1989. From June 1989 to January 2003, he also served as Secretary and Principal Financial Officer of the Company. Mr. Levinson served as Chairman of the Board, President and Chief Executive Officer of Carlyle Industries, Inc. ("Carlyle") from May 1998 to January 2003. From 1979 until May 1, 1995, Mr. Levinson was Chairman of the Board of Andrex Industries Corp., a company engaged in textile manufacturing and processing. Mr. Levinson is a member of the Board of the National Committee on U.S. China Relations and the World Policy Association at New School University.

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

         Mr. McConnaughy has been a director of the Company since June 1989. He is Chairman and Chief Executive Officer of JEMC Corporation, a company engaged in exploring investment opportunities. From 1981 until his retirement in 1992, Mr. McConnaughy was Chairman of the Board and Chief Executive Officer of GEO International Corporation, a company engaged in screen-printing and oil services. From 1985 until his retirement in 1992, Mr. McConnaughy also served as President of GEO International Corporation. Mr. McConnaughy is Chairman of the Board of the Excellence Group, LLC, which filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code on January 13, 1999. The Excellence Group's subsidiaries produced labels for a variety of customers. Mr. McConnaughy serves as a director of Wave Systems Corp., Positron Corporation, Consumer Portfolio Services, Inc. and Overhill Farms, Inc.

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

Committees of the Board of Directors

         On January 6, 2003, the Company established an Audit Committee, Compensation Committee and Corporate Governance Committee of its Board of Directors.

         The Audit Committee currently consists of Messrs. DiMartino, McConnaughy and Picco and each member meets the independence requirements of NASDAQ and the Securities Exchange Act of 1934 (the "Exchange Act"). The Audit Committee's function is to provide assistance to the Board of Directors in fulfilling the Board's oversight functions relating to the quality and integrity of the Company's financial reports, monitoring the Company's financial reporting process and internal control system, and performing such other activities consistent with its charter and the Company's By-laws as the Committee or the Board of Directors deems appropriate. The Audit Committee is directly responsible for the appointment, compensation and oversight of the work of the outside auditors (including resolution of disagreements between management of the Company and the outside auditors regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The Audit Committee must pre-approve all audit and non-audit services to be provided to the Company by its outside auditors. The Committee carries out all functions required by NASDAQ, the Securities and Exchange Commission and the federal securities laws. During fiscal year 2004, the Audit Committee held three meetings. The Audit Committee does not include an "audit committee financial expert" as defined in the SEC's Regulation S-B, Item 401(e)(2) because the Board of Directors believes that the members of the Audit Committee are collectively capable of analyzing and evaluating the Company's financial statements. In addition, the Board believes that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted at this time. A copy of the Audit Committee charter as adopted by the Board of Directors was filed as Exhibit 99.1 to the Company's 2003 Annual Report on Form 10-KSB.

         Messrs. McConnaughy, DiMartino and Picco currently serve on the Compensation Committee and each member meets the independence requirements of NASDAQ and the Securities Exchange Act of 1934. The purpose of the Compensation Committee is to oversee the responsibilities relating to compensation of the Company's executives and produce an annual report on executive compensation for inclusion in the Company's proxy statement. Since its formation, the Compensation Committee has administered the Company's 2002 Stock Option Plan, the Carlyle 1994 Incentive Program, as amended and the Company's 1992 Stock Option Plan, as amended. During fiscal year 2004, the Compensation Committee held one meeting.

         Messrs. Cohen, DiMartino and McConnaughy currently serve on the Corporate Governance Committee and each member meets the independence requirements of NASDAQ and the Securities Exchange Act of 1934. The Governance Committee is responsible for identifying and recommending to the Board of Directors individuals qualified to become Board and Committee members; maintaining that a majority of the Board of Directors members are independent and that all the members of the Audit, Compensation and Governance Committees are independent; developing and recommending to the Board of Directors a set of corporate governance principles applicable to the Company; and addressing corporate governance issues for the Board. During fiscal year 2004 the Corporate Governance Committee held two meetings. A copy of the Corporate Governance Committee charter as adopted by the Board of Directors was filed as Exhibit 99.2 to the Company's 2003 Annual Report on Form 10-KSB.

Changes to Nominating Procedures

         There were no material changes to the procedures by which the Company's stockholders may recommend nominees to the Board of Directors since the adoption of such procedures as disclosed in the Company's 2003 Annual Report on Form 10-KSB.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers, directors and persons who beneficially own greater than 10% of a registered class of the Company's equity securities to file certain reports ("Section 16 Reports") with the Securities and Exchange Commission with respect to ownership and changes in ownership of the Company's common stock, par value $0.01 per share ("Common Stock") and other equity securities of the Company. Based solely on the Company's review of the Section 16 Reports furnished to the Company, all Section 16(a) requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2004 except for the following: Robert A. Levinson failed to timely file a Statement of Changes in Beneficial Ownership on Form 4 and an amendment to
Schedule 13D in February 2004 with respect to his cashless exercise of stock options, Edward H. Cohen failed to timely file a Statement of Changes in Beneficial Ownership on Form 4 in April 2004 with respect to his acquisition of Common Stock in payment of director's fees in lieu of cash and John McConnaughy failed to timely file Statements of Changes in Beneficial Ownership on Form 4 in April 2004 and July 2004 with respect to his acquisition of Common Stock in payment of director's fees in lieu of cash. Such transactions have since been reported.

Code of Ethics

         The Company has adopted a Code of Ethics for its Principal Executive Officer and its Senior Financial Officers. A copy of the Code of Ethics was filed as Exhibit 14 to the Company's 2003 Annual Report on Form 10-KSB.

Item 10. EXECUTIVE COMPENSATION.

         The following table summarizes compensation paid by the Company during fiscal years 2002, 2003 and 2004 to the Company's executive officers during such periods (the "Named Executive Officers") for services rendered in all capacities to the Company.


                           Summary Compensation Table

                                                                                               Long-term Compensation
                                          ------------------------------------   ------------------------------------------------
                                                 Annual Compensation                     Awards                    Payouts
                                          ------------------------------------   -------------------------   --------------------
                                                                                Restricted       Securities               All Other
                                                                  Other Annual    Stock          Underlying    LTIP       Compen-
                                                                  Compensation   Award(s)         Options/    Payouts     sation
Name And Principal Position        Year   Salary($)    Bonus($)        ($)         ($)             SARs(#)      ($)         ($)
---------------------------        ----   ---------   ---------    -----------   --------         --------   --------     -------
Robert A. Levinson                 2004   $ 237,500   $  93,742    $ 268,769(1)        --               --         --    $     --
 Chairman of the Board, Chief      2003     237,500      91,812      268,769(1)        --               --         --          --
 Executive Officer and President   2002      37,500          --           --           --               --         --          --


Edward F. Cooke                    2004     150,000      70,499           --           --               --         --       3,750(2)
 Chief Financial Officer,          2003     150,000     105,103           --           --          200,000         --       3,799(2)
 Vice President, Secretary
 and Treasurer

(1) This amount reflects the aggregate dividend payments made to Mr. Levinson as holder of 98.3% of the Company's Series A Preferred Stock, which are payable on a quarterly basis.
(2) This amount reflects the matching contributions to the Company's 401(k) Plan paid by the Company.


         The Company did not issue any stock options to the Named Executive Officers in 2004.

         The following table sets forth stock options exercised by Named Executive Officers during the year ended December 31, 2004, and the number and value of all unexercised options at fiscal year end.

           Aggregated Option Exercises in Last Fiscal Year and Fiscal
                             Year-End Option Values

                                                           Number Of
                                                           Securities         Value Of
                                                           Underlying      Unexercised In-
                                                           Unexercised        The-Money
                               Shares                        Options        Options At FY-
                              Acquired        Value        At FY- End (#)       End($)
                             On Exercise     Realized      Exercisable/      Exercisable/
    Name                         (#)           ($)         Unexercisable    Unexercisable
    -------------------      ----------     ----------     ---------------  -------------
    Robert A. Levinson          170,000     $  254,248        35,200/0        $0.0/$0.0

    Edward F. Cooke              20,000     $   22,000     107,067/133,333    $0.0/$0.0

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

         On January 6, 2003, the Company completed its acquisition of Carlyle. For information about the merger, see "Certain Relationships and Related Transactions--Merger with Carlyle." In connection with the merger, the Company assumed Carlyle's outstanding stock options. As set forth in the merger agreement, each five shares of Carlyle common stock was cancelled and converted into the right to receive one share of common stock of the Company. Therefore, the 1,100,000 shares of Carlyle common stock authorized to be issued for outstanding stock options were converted into 220,000 shares of common stock of the Company.

         Under the Carlyle 1994 Incentive Program, as amended, options are granted at prices equal to the fair market value at the date of grant and the options generally remain exercisable during employment until the tenth anniversary of the date of grant. The Carlyle 1994 Incentive Program terminated in December 2004 and options to purchase all of the shares available under the Program have heretofore been granted.

Management Incentive Plans

         The Company's 2004 Management Incentive Plan was adopted by the Board of Directors on March 22, 2004. The 2004 Management Incentive Plan is a performance-based bonus plan whereby management earn cash awards if targets are reached in the areas of (i) return of total capital, (ii) sales growth and (iii) individual objectives. All awards payable under the 2004 Management Incentive Plan are subject to the approval of the Compensation Committee of the Board of Directors. Awards aggregating $398,983 were earned under the 2004 Management Incentive Plan. The 2004 Management Incentive Plan terminated on December 31, 2004. A copy of the 2004 Management Incentive Plan is attached as an Exhibit to this Annual Report on Form 10-KSB. The Company's 2005 Management Incentive Plan, which was adopted by the Board of Directors on March 15, 2005 and has the same material terms as the 2004 Management Incentive Plan, is attached as an Exhibit to this Annual Report on Form 10-KSB.


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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information as of April 22, 2005 regarding the ownership of equity securities by (i) each person who is known to the management of the Company to have been the beneficial owner of more than 5% of the outstanding shares of the Company's equity securities, (ii) each director and nominee for director, (iii) the Named Executive Officers and (iv) all directors and executive officers of the Company as a group.

                                           Common Stock                  Series A Preferred Stock
                                  ------------------------------      -----------------------------
                                 Amount and Nature                   Amount and Nature
  Name and Address of              of Beneficial         % of          of Beneficial        % of
   Beneficial Owner                  Ownership           Class           Ownership          Class
---------------------             --------------       ---------      --------------      ---------
GAMCO Investors, Inc.                    389,787(1)         7.31%                 --             --
Corporate Center
Rye, New York 10580

Robert A. Levinson                     1,393,726(2)           26%          4,479,485(3)        98.3%
1065 Avenue of the Americas
New York, New York 10018

Roger L. and Theresa S. Hueglin          268,850(4)         5.04%
11 Blueberry Hill Road
Wilton, Connecticut 06897

Edward F. Cooke                          131,287(5)         2.41%                 --             --
c/o Blumenthal/Lansing, LLC
1 Palmer Terrace
Carlstadt, New Jersey 07072

John McConnaughy                          60,557(6)          1.1%                 --             --
1011 High Ridge Road
Stamford, Connecticut 06905

Joseph S. DiMartino                        8,993(7)            *                  --             --
c/o Dreyfus Corporation
200 Park Avenue, 10th Floor
New York, New York 10166

Giandomenico Picco                         1,000               *                  --             --
c/o GDP Associates
950 Third Avenue, Suite 1800
New York, New York 10022

Edward H. Cohen                           24,822(8)            *                  --             --
c/o KMZ Rosenman
575 Madison Avenue
New York, New York 10022

All directors and executive            1,620,385(9)         29.4%          4,479,485           98.3%
officers as a group (6 persons)

--------------------------
*    Less than one percent (1%).

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

(4) This information is based solely upon the contents of a filing on Schedule 13G dated April 5, 2005, made by Roger L. and Theresa S. Hueglin.

(5)  Includes 107,067 shares subject to currently exercisable stock options.

(6)  Includes 24,100 shares subject to currently exercisable stock options.

(7)  Includes 3,200 shares subject to currently exercisable stock options.

(8) Includes 3,300 shares subject to currently exercisable stock options which are held by Mr. Cohen for the benefit of his law firm, Katten Muchin Zaviz Rosenman. Mr. Cohen disclaims beneficial ownership of all options he holds for the benefit of Katten Muchin Zavis Rosenman.

(9)  Includes 172,867 shares subject to currently exercisable stock options.


                      Equity Compensation Plan Information

         The following table provides information, as of December 31, 2004, with respect to all of the Company's compensation plans under which Common Stock is authorized for issuance:


                                                                                              Number of securities
                                                                                             remaining available for
                               Number of securities to be    Weighted-average exercise        future issuance under
                                 issued upon exercise of       price of outstanding         equity compensation plans
                                 outstanding options,         options, warrants and       (excluding securities reflected
Plan Category                     warrants and rights                rights                    in the first column)
-------------                     -------------------         ---------------------            --------------------
Equity compensation plans
approved by security holders              445,600                       $2.70                         330,000

Equity compensation plans
not approved by security
holders*                                     0                            0                              0
                                  -------------------         ---------------------            --------------------
                   Total:                 445,600                       $2.70                         330,000

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

         Mr. Cooke's employment agreement with Carlyle, which by operation of law is now an obligation of the Company, commenced in March 1998 and sets forth the terms under which Mr. Cooke's employment with the Company may be terminated. Pursuant to such agreement, if within one year after a change in control of the Company Mr. Cooke's employment is terminated for any reason, the Company shall pay Mr. Cooke an amount equal to one year of his base salary then in effect.

Loans and Guarantees

         As of December 31, 2004, the Company owes Mr. Levinson $816,000, including accrued interest. The long-term loans, which total $500,000, together with accrued interest of $316,000, have been classified as a long-term obligation because Mr. Levinson has promised not to demand payment until at least January 1, 2007. Mr. Levinson reaffirmed this undertaking in writing on January 13, 2005.

         Additionally, Mr. Levinson has also provided certain collateral guaranteeing the Company's obligations under the $3,000,000 loan from JPMorgan Chase Bank pursuant to a promissory note due December 31, 2006, as amended. Furthermore, Mr. Levinson serves as a limited guarantor with respect to the obligations of Levcor and its subsidiaries under a financing arrangement with CIT, pursuant to which CIT has agreed to make an aggregate of $7,500,000 available to the Company and its subsidiaries. The Company pays Mr. Levinson interest of 6% per annum on outstanding loans and advances.

Other Relationships

         The law firm of Katten Muchin Zavis Rosenman, New York, New York, of which Edward H. Cohen, a director of the Company, serves as Counsel, acts as counsel to the Company. Legal fees for services rendered by Katten Muchin Zavis Rosenman to the Company during the fiscal year ended December 31, 2004 did not exceed 5% of the revenues of such firm for its most recent fiscal year. Mr. Cohen does not share in any fees paid by the Company to Katten Muchin Zavis Rosenman.

ITEM 13  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

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

10.7 Letter dated September 27, 2002 from Mr. Robert A. Levinson (incorporated herein by reference to Levcor's Amendment No. 2 to Registration Statement on Form S-4 filed on October 4, 2002).

10.8 2002 Stock Option Plan (incorporated herein by reference to Amendment No. 6 to Levcor's Registration Statement on Form S-4 filed on November 26, 2002). +

10.9 Financing Agreement dated January 24, 2002, among Carlyle and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.1 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.10 Accounts Receivable Financing Agreement dated January 24, 2002, among Blumenthal/Lansing Company and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.2 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.11 Accounts Receivable Financing Agreement dated January 24, 2002, among Westwater Industries, Inc., and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.3 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.12 Guaranty dated January 24, 2002, executed by Blumenthal/Lansing Company in favor of The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.4 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.13 Guaranty dated January 24, 2002, executed by Carlyle in favor of The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.5 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.14 Guaranty dated January 24, 2002, executed by Westwater Industries, Inc. in favor of The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.6 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.15 Guaranty dated January 24, 2002, executed by Button Fashion BV in favor of The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.7 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.16 Guaranty dated January 24, 2002 executed by Robert Levinson in favor of The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.8 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.17 Inventory Security Agreement dated January 24, 2002, among Blumenthal/Lansing Company and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.9 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.18 Inventory Security Agreement dated January 24, 2002, among Westwater Industries, Inc. and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.10 to Carlyle's Current Report on Form 8-K/A dated January 24, 2002, as filed on March 14,
         2002).

10.19 Inventory Security Agreement dated January 24, 2002, among Carlyle and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.11 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.20 Equipment Security Agreement dated January 24, 2002, among Blumenthal/Lansing Company and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.12 to Carlyle's current report on Form 8-K/A filed on March 14, 2002).

10.21 Equipment Security Agreement dated January 24, 2002, among Westwater Industries, Inc. and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.13 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.22 Equipment Security Agreement dated January 24, 2002, among Carlyle and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.14 to Carlyle's current report on Form 8-K/A filed on March 14, 2002).

10.23    Letter of Credit Agreement dated January 24, 2002, among
         Blumenthal/Lansing Company and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.15 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.24 Letter of Credit Agreement dated January 24, 2002, among Westwater Industries, Inc. and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.16 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.25 Patent and Trademark Agreement dated January 24, 2002, among Blumenthal/Lansing Company and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.17 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.26 Patent and Trademark Agreement dated January 24, 2002, among Westwater Industries, Inc. and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.18 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.27 1994 Carlyle Industries, Inc. 1994 Incentive Program, as Amended (incorporated herein by reference to Levcor's Registration Statement on Form S-8 filed on January 20, 2004). +

10.28 Employment Agreement dated as of March 24, 1998 between Edward F. Cooke and Carlyle Industries, Inc., incorporated herein by reference to
         Exhibit 10.33 to Carlyle Industries, Inc.'s 1997 Annual Report on Form 10-K filed on March 26, 1998 (SEC file number 001-03462). +

10.29 Employment Agreement dated February 22, 1999 and made effective as of January 1, 1999 between Robert A. Levinson and Carlyle Industries, Inc., incorporated herein by reference to Exhibit 10.37 to Carlyle Industries, Inc.'s 1998 Annual Report on Form 10-K filed on March 31, 1999 (SEC file number 001-03462). +

10.30 *  2004 Management Incentive Plan (filed herewith). +

10.31 *  2005 Management Incentive Plan (filed herewith). +

10.32 * Belding Heminway Company, Inc. Supplemental Executive Savings Investment Plan dated December 21, 1995 (filed herewith). +

10.33 * Letter dated January 13, 2005 from Mr. Robert A. Levinson (filed herewith).

10.34 * Endorsement No. 4 dated February 1, 2005 to the Promissory Note dated May 3, 2002 executed by Levcor in favor of JPMorgan Chase Bank Chase Bank (filed herewith).

14 Code of Ethics for Senior Financial Officers and the Principal Executive Officer (incorporated herein by reference to Exhibit 14 to Levcor's 2003 Annual Report on Form 10-KSB filed on March 26, 2004).

21       Subsidiaries of the Company.

23       Consent of Independent Auditors.

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

99.1 Charter for the Audit Committee of the Board of Directors (incorporated herein by reference to Exhibit 99.1 to Levcor's 2003 Annual Report on Form 10-KSB filed on March 26, 2004).

99.2 Charter for the Corporate Governance Committee of the Board of Directors (incorporated herein by reference to Exhibit 99.1 to Levcor's 2003 Annual Report on Form 10-KSB filed on March 26, 2004).

+ Indicates that exhibit is a management contract or compensatory plan or arrangement.
*    Indicates that exhibit is filed as an exhibit hereto.


Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

         The aggregate fees billed or to be billed by Friedman LLP ("Friedman") for each of the last two fiscal years for professional services rendered for the audit of the Company's annual financial statements, review of financial statements included in the Company's quarterly reports on Form 10-QSB and services that were provided in connection with statutory and regulatory filings or engagements were $155,000 for 2004 and $130,500 for 2003.

Audit-related Fees

         The aggregate fees billed or to be billed by Friedman for each of the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements were $0 for 2004 and $0 for 2003.

Tax Fees

         The aggregate fees billed by Friedman in each of the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning were $0 for 2004 and $0 for 2003.

All Other Fees

         The aggregate fees billed by Friedman in each of the last two fiscal years for products and services other than those reported in the three prior categories were $14,000 for 2004 and $12,000 for 2003. The nature of the services performed for these fees included audit of the Company's pension and 401K plans.

Policy on Pre-Approval of Services Provided by Friedman LLP

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


                                       LEVCOR INTERNATIONAL, INC.

Date: April 28, 2005                   By: /s/ ROBERT A. LEVINSON
                                           -------------------------------------
                                           Robert A. Levinson,
                                           Chairman of the Board,
                                           President and Chief Executive Officer


Date: April 28, 2005                   By: /s/ EDWARD F. COOKE
                                           -------------------------------------
                                           Edward F. Cooke,
                                           Chief Financial Officer,
                                           Vice President, Secretary, Treasurer
                                           and Director

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

10.7 Letter dated September 27, 2002 from Mr. Robert A. Levinson (incorporated herein by reference to Levcor's Amendment No. 2 to Registration Statement on Form S-4 filed on October 4, 2002).

10.8 2002 Stock Option Plan (incorporated herein by reference to Amendment No. 6 to Levcor's Registration Statement on Form S-4 filed on November 26, 2002). +

10.9 Financing Agreement dated January 24, 2002, among Carlyle and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.1 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.10 Accounts Receivable Financing Agreement dated January 24, 2002, among Blumenthal/Lansing Company and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.2 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.11 Accounts Receivable Financing Agreement dated January 24, 2002, among Westwater Industries, Inc., and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.3 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.12 Guaranty dated January 24, 2002, executed by Blumenthal/Lansing Company in favor of The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.4 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.13 Guaranty dated January 24, 2002, executed by Carlyle in favor of The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.5 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.14 Guaranty dated January 24, 2002, executed by Westwater Industries, Inc. in favor of The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.6 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.15 Guaranty dated January 24, 2002, executed by Button Fashion BV in favor of The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.7 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.16 Guaranty dated January 24, 2002 executed by Robert Levinson in favor of The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.8 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.17 Inventory Security Agreement dated January 24, 2002, among Blumenthal/Lansing Company and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.9 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.18 Inventory Security Agreement dated January 24, 2002, among Westwater Industries, Inc. and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.10 to Carlyle's Current Report on Form 8-K/A dated January 24, 2002, as filed on March 14,
         2002).

10.19 Inventory Security Agreement dated January 24, 2002, among Carlyle and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.11 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.20 Equipment Security Agreement dated January 24, 2002, among Blumenthal/Lansing Company and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.12 to Carlyle's current report on Form 8-K/A filed on March 14, 2002).

10.21 Equipment Security Agreement dated January 24, 2002, among Westwater Industries, Inc. and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.13 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.22 Equipment Security Agreement dated January 24, 2002, among Carlyle and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.14 to Carlyle's current report on Form 8-K/A filed on March 14, 2002).

10.23    Letter of Credit Agreement dated January 24, 2002, among
         Blumenthal/Lansing Company and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.15 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.24 Letter of Credit Agreement dated January 24, 2002, among Westwater Industries, Inc. and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.16 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.25 Patent and Trademark Agreement dated January 24, 2002, among Blumenthal/Lansing Company and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.17 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.26 Patent and Trademark Agreement dated January 24, 2002, among Westwater Industries, Inc. and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.18 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

10.27 1994 Carlyle Industries, Inc. 1994 Incentive Program, as Amended (incorporated herein by reference to Levcor's Registration Statement on Form S-8 filed on January 20, 2004). +

10.28 Employment Agreement dated as of March 24, 1998 between Edward F. Cooke and Carlyle Industries, Inc., incorporated herein by reference to
         Exhibit 10.33 to Carlyle Industries, Inc.'s 1997 Annual Report on Form 10-K filed on March 26, 1998 (SEC file number 001-03462). +

10.29 Employment Agreement dated February 22, 1999 and made effective as of January 1, 1999 between Robert A. Levinson and Carlyle Industries, Inc., incorporated herein by reference to Exhibit 10.37 to Carlyle Industries, Inc.'s 1998 Annual Report on Form 10-K filed on March 31, 1999 (SEC file number 001-03462). +

10.30 *  2004 Management Incentive Plan (filed herewith). +

10.31 *  2005 Management Incentive Plan (filed herewith). +

10.32 * Belding Heminway Company, Inc. Supplemental Executive Savings Investment Plan dated December 21, 1995 (filed herewith). +

10.33 * Letter dated January 13, 2005 from Mr. Robert A. Levinson (filed herewith).

10.34 * Endorsement No. 4 dated February 1, 2005 to the Promissory Note dated May 3, 2002 executed by Levcor in favor of JPMorgan Chase Bank Chase Bank (filed herewith).

14 Code of Ethics for Senior Financial Officers and the Principal Executive Officer (incorporated herein by reference to Exhibit 14 to Levcor's 2003 Annual Report on Form 10-KSB filed on March 26, 2004).

21       Subsidiaries of the Company.

23       Consent of Independent Auditors.

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

99.1 Charter for the Audit Committee of the Board of Directors (incorporated herein by reference to Exhibit 99.1 to Levcor's 2003 Annual Report on Form 10-KSB filed on March 26, 2004).

99.2 Charter for the Corporate Governance Committee of the Board of Directors (incorporated herein by reference to Exhibit 99.1 to Levcor's 2003 Annual Report on Form 10-KSB filed on March 26, 2004).

+ Indicates that exhibit is a management contract or compensatory plan or arrangement.
*    Indicates that exhibit is filed as an exhibit hereto.