Form 10-Q
period 2005-03-31
LEVCOR INTERNATIONAL INC
filed 2005-05-16
CIK 76094

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005
                                    --------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


                          Commission File No. 0-50186
                                              -------


                           LEVCOR INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                             06-0842701
-------------------------------                             ------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)


              1065 Avenue of the Americas, New York, New York 10018
              -----------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (212) 354-8500
                           ---------------------------
                           (Issuer's Telephone Number)


Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

As of May 13, 2005, 5,331,881 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

================================================================================

                           LEVCOR INTERNATIONAL, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
         as of March 31, 2005 and December 31, 2004...........................1

         Condensed Consolidated Statements of Operations
         for the Three Months Ended March 31, 2005 and 2004...................2

         Condensed Consolidated Statements of Comprehensive Income (Loss)
         for the Three Months Ended March 31, 2005 and 2004...................2

         Condensed Consolidated Statements of Cash Flows
         for the Three Months Ended March 31, 2005 and 2004...................3

         Notes to Condensed Consolidated Financial Statements -
         March 31, 2005 and 2004..............................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..............................................14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........29

Item 4.  Controls and Procedures.............................................29

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................30

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds.........30

Item 6.  Exhibits ...........................................................31

         Signatures..........................................................32

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                  March 31,     December 31,
                                                                    2005           2004
ASSETS                                                           (Unaudited)      Audited
Current Assets:                                                 ------------   ------------
  Cash                                                          $         52   $         32
  Accounts receivable trade, net                                       3,398          3,601
  Inventories, net                                                     8,576          7,729
  Deferred income taxes                                                  712            898
  Other current assets                                                   355            214
                                                                ------------   ------------
         Total current assets                                         13,093         12,474

Property, Plant and Equipment, net                                     2,217          2,305
Goodwill                                                               4,843          4,843
Deferred income taxes                                                  3,877          3,611
Other assets                                                           1,665          1,651
                                                                ------------   ------------
         Total Assets                                           $     25,695   $     24,884
                                                                ============   ============
LIABILITIES
Current Liabilities:
  Revolving loan and current maturities of long-term debt       $      4,169   $      3,987
  Due to factor                                                          702          1,403
  Stockholder loan, current portion                                    1,400             --
  Accounts payable                                                     2,595          1,848
  Other current liabilities                                              771          1,219
                                                                ------------   ------------
         Total current liabilities                                     9,637          8,457
                                                                ------------   ------------
Long-term debt, less current maturities                                4,407          4,443
Stockholder loan                                                         824            816
Pension liabilities                                                    5,883          5,907
Post retirement medical liabilities                                    2,112          2,154
Environmental liabilities                                              1,388          1,388
Other liabilities                                                        295            349
Mandatory Redeemable Preferred Stock, par value
  $0.01 per share 8,000,000 shares authorized:
  Shares issued and outstanding:
  Series A - 4,555,007                                                 4,555          4,555
                                                                ------------   ------------
         Total Liabilities                                            29,101         28,069
                                                                ------------   ------------

STOCKHOLDERS' DEFICIT
Common Stock, par value $0.01 per share
  15,000,000 shares authorized;
  5,331,881 shares issued and outstanding                                 54             54
Paid in Capital                                                       33,238         33,234
Accumulated Deficit                                                  (33,759)       (33,535)
Accumulated Other Comprehensive Loss                                  (2,863)        (2,858)
Unearned Compensation                                                    (76)           (80)
                                                                ------------   ------------
Total Stockholders' Deficit                                           (3,406)        (3,185)
                                                                ------------   ------------
Total Liabilities and Stockholders' Deficit                     $     25,695   $     24,884
                                                                ============   ============

See Notes to Condensed Consolidated Financial Statements.


                           LEVCOR INTERNATIONAL, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Amounts in thousands, except per share data)

                                                           Three Months Ended March 31,
                                                           ---------------------------
                                                               2005            2004
                                                           ------------   ------------
Net sales                                                  $      6,108   $      6,613
Cost of sales                                                     4,222          4,176
                                                           ------------   ------------
                                                                  1,886          2,437
Selling, general and administrative expenses                      1,973          2,166
                                                           ------------   ------------
Income (loss) before interest, preferred dividends
  and income taxes                                                  (87)           271
Interest expense, net                                               162            124
Dividends on mandatory redeemable preferred stock                    68             69
                                                           ------------   ------------
Income (loss) before income taxes                                  (317)            78
Provision (benefit) for income taxes                                (93)            56
                                                           ------------   ------------
Net income (loss)                                          $       (224)  $         22
                                                           ============   ============

Earnings (loss) per share:
      Basic                                                $       (.04)           $ *
                                                           ============   ============
      Diluted                                              $       (.04)           $ *
                                                           ============   ============

Weighted average shares outstanding - basic                       5,331          5,222
Potential common stock                                               --            101
                                                           ------------   ------------
Weighted average shares outstanding - diluted                     5,331          5,323
                                                           ============   ============

*  Less than $.005

See Notes to Condensed Consolidated Financial Statements.

                           LEVCOR INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                           Three Months Ended March 31,
                                                           ---------------------------
                                                               2005            2004
                                                           ------------   ------------
Net income (loss)                                          $       (224)  $         22
Other comprehensive income (loss):
      Foreign currency translation adjustment                        (5)            11
                                                           ------------   ------------
Comprehensive income (loss)                                $       (229)  $         33
                                                           ============   ============

See Notes to Condensed Consolidated Financial Statements.


                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                           Three Months Ended March 31,
                                                           ---------------------------
                                                               2005            2004
                                                           ------------   ------------
Cash Flows From Operating Activities:
Net income (loss)                                          $       (224)  $         22
Reconciliation of net income (loss) to net cash
 used in operations:
    Depreciation and amortization                                    96            112
    Deferred tax provision (benefit)                                (80)            48
    Stock based compensation                                          4              9
    Changes in operating assets and liabilities:
      Accounts receivable trade, net                                203           (737)
      Inventories, net                                             (825)             2
      Other current assets                                         (141)          (138)
      Other assets                                                  (23)             6
      Accounts payable                                              747            224
      Other current liabilities                                    (448)          (167)
      Pension liabilities                                           (24)           (22)
      Post retirement medical liabilities                           (42)           (39)
      Environmental liabilities                                      --             (1)
      Other liabilities                                             (54)          (234)
                                                           ------------   ------------
           Net cash used in operating activities                   (811)          (915)
                                                           ------------   ------------
Cash Flows From Investing Activities:
Capital expenditures                                                 (2)           (59)
Investment in other assets                                          (20)           (17)
                                                           ------------   ------------
           Net cash used in investing activities                    (22)           (76)
                                                           ------------   ------------
Cash Flows From Financing Activities:
Revolving loan and long-term debt, net                              146            457
Due to/from factor                                                 (701)           535
Stockholder loans, net                                            1,408             --
Proceeds from exercise of stock options                              --             15
                                                           ------------   ------------
           Net cash provided by financing activities                853          1,007
                                                           ------------   ------------

Increase in cash                                                     20             16
Cash at beginning of period                                          32             44
                                                           ------------   ------------
Cash at end of period                                      $         52   $         60
                                                           ============   ============
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
  Interest                                                 $        141   $        116
                                                           ============   ============
  Income taxes                                             $         19   $         20
                                                           ============   ============
Non-cash transactions:
  Stock issued on option exercise                          $         --   $        145
                                                           ============   ============
  Treasury stock acquired in relation
   to stock option exercise                                $         --   $        145
                                                           ============   ============
  Retirement of treasury stock                             $         --   $        222
                                                           ============   ============

See Notes to Condensed Consolidated Financial Statements

                           LEVCOR INTERNATIONAL, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2005 AND 2004

NOTE 1: BASIS OF PRESENTATION
-----------------------------

The Condensed Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004 (Audited) and the Unaudited Condensed Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2005 and 2004 include the accounts of Levcor International, Inc. ("Levcor" or "the Company") and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of regulation S-X and accounting principles generally accepted in the United States of America (GAAP), as applicable to interim financial information and following other requirements of the Securities and Exchange Commission (SEC) for interim reporting. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. The interim results are not necessarily indicative of the results for a full year and do not contain information included in the Company's annual consolidated financial statements and notes for the year ended December 31, 2004. The consolidated balance sheet as of December 31, 2004 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is suggested that these financial statements be used in conjunction with the final statements and notes thereto included in the Company's latest annual report.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Nature of Operation: The Company (i) operates a textile business that manufactures garments for sale, and to a lesser extent fabrics, in the apparel industry and (ii) manufactures, packages and distributes a line of buttons and other craft products for sale in the home sewing and craft retail industry. The Company sells its products to customers primarily in the United States and also has distribution in Canada and Europe.

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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Goodwill: The Company reviews goodwill for impairment annually, or more frequently if impairment indicators arise. Goodwill is written off when impaired.

Accounting for Stock-based Compensation: The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for stock options. No stock-based employee compensation expense is reflected in net income for employee stock options since all stock options are granted at an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                           2005         2004
                                                        ----------   ----------
         Net (loss) income applicable to common stock
              As Reported                               $     (224)  $       22
              Pro Forma                                 $     (241)  $        6
         Basic EPS:
              As Reported                               $     (.04)  $       --
              Pro Forma                                 $     (.05)  $       --
         Diluted EPS:
              As Reported                               $     (.04)  $       --
              Pro Forma                                 $     (.05)  $       --

Earnings (loss) per share: Basic and diluted earnings (loss) per share ("EPS") are calculated in accordance with Financial Accounting Standards Board ("FASB") Statement No. 128, Earnings Per Share. Weighted average shares used in computing basic and diluted EPS are as follows:

                                                       Three Months Ended
                                                           March 31,
                                                 ----------------------------
                                                     2005            2004
                                                 ------------    ------------
         Basic EPS                                  5,331,418       5,222,048
         Effect of dilutive securities                     --         101,174
                                                 ------------    ------------
         Diluted EPS                                5,331,418       5,323,222
                                                 ============    ============

Dilutive securities include stock options.

For the three months ended March 31, 2005, options to purchase 108,000 share of common stock, were outstanding but were not included in the computation of diluted EPS, as the effect would be anti-dilutive.

For the three months ended March 31, 2005 and 2004, options to purchase 338,000 and 58,000 shares of common stock, respectively, were outstanding, but were not included in the computations of diluted EPS, because the options' exercise prices were greater than the average market price of the common stock during the period.

Reclassifications: Certain reclassifications have been made to the prior period's financial statements to conform to the current period presentation.

New Accounting Pronouncements: In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. However, on April 14, 2005, the Securities and Exchange Commission (SEC) announced that the effective date of SFAS 123R will be suspended until January 1, 2006, for calendar year companies.

SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to Employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated because they depend on, among other things, when employees exercise stock options.

The Company currently expects to adopt SFAS 123R effective January 1, 2006, based on the new effective date announced by the SEC; however, the Company has not yet determined which of the aforementioned adoption methods it will use. In addition, the Company has not yet determined the financial statement impact of adopting SFAS 123R for periods beyond 2005.

In December 2004, the FASB issued Emerging Issues Task Force ("EITF") 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, requiring the inclusion of convertible shares in diluted EPS regardless of whether the market price trigger has occurred for all periods presented. This requirement has an impact on the presentation of our consolidated financial statements in future periods of profitability.

In March 2005, the FASB issued Interpretation No. 47, ("FIN 47"), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement (SFAS) No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of a liability when sufficient information exists. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but not required. The Company does not anticipate that its financial statements will be significantly impacted by this interpretation.

NOTE 3:  SEGMENT INFORMATION
----------------------------

The Company operates in two reportable segments: Textile and Craft. Accounting policies of the two segments are substantially the same as those described in the summary of significant accounting policies as presented in the financial statements as of and for the year ended December 31, 2004, which were included in the Company's most recent Form 10-KSB. All revenues generated in the segments are external.

The following table sets forth information regarding revenue and operating income by reportable segment (dollars in thousands):

                                                    Three Months Ended
                                                        March 31,
                                                 -----------------------
                                                    2005         2004
                                                 ----------   ----------
    Revenue:
      Textile                                    $    1,597   $      901
      Craft                                           4,511        5,712
                                                 ----------   ----------
                                                 $    6,108   $    6,613
                                                 ==========   ==========
    Operating income (loss):
      Textile                                    $     (181)  $     (314)
      Craft                                             421          850
                                                 ----------   ----------
                                                        240          536
    Corporate general and
      administrative expense                           (327)        (265)
    Interest expense, net                              (162)        (124)
    Dividends on mandatory
      redeemable preferred stock                        (68)         (69)
    (Provision) benefit for income taxes                 93          (56)
                                                 ----------   ----------
    Net income (loss)                            $     (224)  $       22
                                                 ==========   ==========
    Depreciation and amortization:
      Textile                                    $        6   $       12
      Craft                                              86           96
      Corporate                                           4            4
                                                 ----------   ----------
                                                 $       96   $      112
                                                 ==========   ==========
    Capital expenditures:
      Textile                                    $       --   $       21
      Craft                                               2           38
                                                 ----------   ----------
                                                 $        2   $       59
                                                 ==========   ==========


                                                  March 31,   December 31,
                                                    2005         2004
                                                 ----------   ----------
    Total assets:
      Textile                                    $      6,934 $    5,482
      Craft                                            18,761     19,402
                                                 ------------ ----------
                                                 $     25,695 $   24,884
                                                 ============ ==========

NOTE 4:  INVENTORIES
--------------------

The components of inventories, net of reserves, are as follows (dollars in thousands):

                                                  March 31,   December 31,
                                                    2005         2004
                                                 ----------   ----------
    Raw materials                                $    4,754   $    4,641
    Work in progress                                    522          167
    Finished goods                                    3,300        2,921
                                                 ----------   ----------
                                                 $    8,576   $    7,729
                                                 ==========   ==========

Inventories were valued on a weighted average cost method basis. Inventories are stated at the lower of cost or market. Cost elements included in inventory are material, labor and overhead, primarily using standard cost, which approximates actual cost.

NOTE 5:  PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

The components of Property, Plant and Equipment are as follows (dollars in thousands):

                                                  March 31,   December 31,
                                                    2005         2004
                                                 ----------   ----------
    Land and improvements                        $       79   $       80
    Buildings and improvements                        2,487        2,497
    Machinery and equipment                           2,094        2,128
                                                 ----------   ----------
                                                      4,660        4,705
    Less: Accumulated depreciation
       and amortization                              (2,443)      (2,400)
                                                 ----------   ----------
                                                 $    2,217   $    2,305
                                                 ==========   ==========

Depreciation and amortization expense for the three months ended March 31, 2005 and 2004 were approximately $96,000 and $112,000, respectively.

NOTE 6:  SHORT TERM AND LONG TERM DEBT
--------------------------------------

The Company has a credit facility with the CIT Group, Inc. ("CIT") and a promissory note payable to JPMorgan Chase Bank ("JPMorgan"). In addition, the Company has borrowings and advances outstanding from Robert A. Levinson, a stockholder, officer and director of the Company.

The Company's credit facility with CIT (the "CIT Facility") provides for maximum aggregate borrowings of up to $7.5 million in the form of revolving credit, letters of credit and term loans. The CIT Facility is comprised of separate financing agreements with the Company and its wholly-owned subsidiary, Blumenthal Lansing Company, LLC ("Blumenthal").

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.6 million of which was outstanding at March 31, 2005, (ii) revolving credit advances to the Company in an amount up to $500,000 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, and a Letter of Credit facility with a limit of $500,000. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.4 million due on January 1, 2007. The revolving credit advances are also due on January 1, 2007. All amounts outstanding under the CIT Facility bear interest at the Chase Bank N.A. prime rate plus 0.5% with a minimum rate of 5.0%.

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

Pursuant to a factoring agreement between CIT and the Company, CIT purchases the Textile segment's eligible trade accounts receivable without recourse and assumes substantially all credit risk with respect to such accounts. The amounts due to the Company from CIT under the factoring agreement earn no interest. The factoring agreement allows the Company to obtain advances that bear interest at 0.5% above CIT's prime rate (5.75% at March 31, 2005). The Company pledged its Textile segment's accounts receivable and property and equipment as collateral under the factoring agreement. There is no set limit on borrowings. The amount available for borrowing is based on a formula consisting of 90% of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit.

The promissory note payable to JPMorgan in the amount of $3.0 million is dated May 2, 2002 and has a maturity date of December 31, 2006, as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at March 31, 2005 was 3.84%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

Robert A. Levinson has made long-term loans totaling $500,000 to the Company at an interest rate of 6% per annum. Mr. Levinson has agreed not to require payment of these loans and $324,000 of related accrued interest at March 31, 2005 prior to January 1, 2007.

Mr. Levinson has agreed to personally support the Company's cash requirements to enable it to fulfill its obligations through January 1, 2007, to the extent necessary, up to a maximum amount of $3.0 million. The Company believes its reliance on such commitment is reasonable and that Mr. Levinson has sufficient liquidity and net worth to honor such commitment. The Company believes that Mr. Levinson's written commitment provides the Company with the legal right to request and receive such advances. In the event that Mr. Levinson did not honor such commitment, the Company would have the right to sue Mr. Levinson for breach of his agreement. Mr. Levinson reaffirmed this undertaking in writing on March 9, 2005. In connection with this agreement, Mr. Levinson advanced $1,400,000 to the Company at an interest rate of 6% per annum during the first quarter of 2005.

During the period ended March 31, 2005, the Company was in compliance with all debt covenants.

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

The benefits under this plan are determined based on formulas, which reflect the employees' years of service and compensation during their employment period. The projected unit credit method is used to determine pension cost. Funding requirements for the plan are based on the unit credit method. The Company's policy is to fund pension cost as required by ERISA. For 2005, the minimum funding requirements for the plan totals $52,000.

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

A summary of net periodic benefit costs of the Company's defined benefit plan and post retirement medical benefit plan for the three ended March 31, 2005 and 2004, respectively, are as follows (dollars in thousands):

                                                    Three Months Ended
                                                        March 31,
                                                 -----------------------
    Pension Benefits                                2005          2004
    ----------------                             ----------   ----------
    Service                                      $       --   $       --
    Interest cost                                       304          323
    Expected return on plan assets                     (342)        (341)
    Amortization of prior service cost                   --           --
    Recognized net actuarial loss                        46           38
                                                 ----------   ----------
    Net periodic benefit cost                    $        8   $       20
                                                 ==========   ==========


                                                    Three Months Ended
                                                        March 31,
                                                 -----------------------
    Other Benefits                                  2005          2004
    ----------------                             ----------   ----------


    Service                                      $        4   $       --
    Interest cost                                        14           17
    Expected return on plan assets                       --           --
    Amortization of prior service cost                   (4)          (4)
    Recognized net actuarial (gain)                     (26)         (20)
                                                 ----------   ----------
    Net periodic benefit (gain)                  $      (12)  $       (7)
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

Effective July 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities" ("SFAS 150"). Accordingly, the redeemable preferred stock has been classified as a liability on the balance sheet at redemption value as of March 31, 2005 and December 31, 2004. The Statements of Operations for the three months ended March 31, 2005 and 2004 include $68,000 and $69,000 respectively of preferred stock dividends paid which have been included in the determination of operating income (loss).

NOTE 9:  COMMON STOCK AND STOCK OPTIONS
---------------------------------------

During the three months ended March 31, 2005 and 2004, the Company issued an aggregate of 2,317 shares and 2,378 shares, respectively, of common stock to a director and recorded such issuance as stock based compensation expense.

During the quarter ended March 31, 2004, in connection with a stock option exercise by Robert A. Levinson, a stockholder, officer and director of the Company, the Company issued 170,000 shares of common stock and accepted 45,274 shares of common stock previously held by the optionee as payment of the option exercise price. The common shares tendered were recorded as treasury stock. All 102,874 shares of treasury stock were retired as of March 31, 2004.

NOTE 10:  RELATED PARTY TRANSACTIONS
------------------------------------

Robert A. Levinson has provided long-term loans of $824,000 including accrued interest of $324,000 to the Company as of March 31, 2005. He has also made short term advances of $1,400,000 during the first quarter of 2005 and he has pledged collateral in support of certain Company obligations. See Note 6 for a description of these transactions.

In addition to being a director of the Company, Edward H. Cohen serves as counsel to Katten Muchin Rosenman LLP, legal counsel to the Company. During the three months ended March 31, 2005 and 2004, fees for services provided to the Company by Katten Muchin Rosenman LLP totaled approximately $22,000 and $18,000 respectively. Mr. Cohen does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

NOTE 11: COMMITMENTS AND CONTINGENCIES
--------------------------------------

Legal Proceedings. The Company is a party to various environmental claims, legal proceedings and administrative actions, all arising from the ordinary course of business. Although it is impossible to predict the outcome of any such claims or legal proceedings, the Company believes any liability that may finally be determined should not have a material effect on its consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Introduction

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q. The discussion in this Report contains both historical information and forward-looking statements. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below, including, but not limited to, future revenue opportunities, development and growth of the Company's contract garment manufacturing business, reliance on a limited number of significant customers, reliance on third party suppliers and manufacturers, inventory risk, growth of the Company's craft business in Europe and North America, the expansion and future growth of the Company's customer base and strategic and distribution relationships, future capital, marketing and sales force needs, the Company's ability to manage expenses and maintain margins, the possible acquisition of complementary products and businesses, and other risks and uncertainties that may be detailed herein, and from time-to-time, in the Company's other reports filed with the Securities and Exchange Commission. In some cases, you can identify forward-looking statements by terminology such as "anticipates", "appears", "believes", "continue", "could", "estimates", "expects", "goal", "hope", "intends", "may", "our future success depends", "plans", "potential", "predicts", "projects", "reasonably", "seek to continue", "should", "thinks", "will" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in the section of this report titled "Factors Affecting Future Operating Results". These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-Q to conform these statements to actual results. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

Critical Accounting Policies and Estimates

The following is a brief discussion of the critical accounting policies used in the preparation of the Company's financial statements, including those accounting policies and methods used by the Company which require subjective judgments and are considered very important to the understanding of the Company's financial condition.

Receivables

The Textile segment factors substantially all of its accounts receivable, therefore, the accounts receivable amount shown on the Condensed Consolidated Balance Sheet is substantially all related to the Company's Craft segment.

The Company extends credit to Craft segment customers that satisfy established credit criteria. The Craft segment has a significant concentration of credit risk due to the large volume of business with several major retail customers. Most of these retail customers are public companies and as such, the Company monitors their financial reports on a regular basis and obtains accounts receivable insurance in certain circumstances.

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

Income Taxes

We are subject to taxation from federal, state and international jurisdictions. A significant amount of management judgment is involved with our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. We evaluate liabilities for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and international tax jurisdictions. Significant income tax exposures include potential challenges on foreign entities, merger, acquisition and disposition transactions and intercompany pricing. Exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The liabilities are frequently reviewed by management for their adequacy and appropriateness. As of March 31, 2005, we were not currently under audit by the U.S. taxing authorities. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate liability has been established for estimated exposures, though the potential exists for results to vary materially from these estimates.

We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets may not be realized. We consider future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We evaluate the need for a valuation allowance on a regular basis and adjust as needed. These adjustments have an impact on our financial statements in the periods in which they are recorded. We determined that a valuation allowance should be recorded against certain of our deferred tax assets based on the criteria of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. As of March 31, 2005, this valuation allowance is still in place.

Stock-Based Compensation

We account for compensation cost related to employee stock options and other forms of employee stock-based compensation plans other than ESOP in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market prices of the underlying stock exceeded the exercise price. We apply Financial Accounting Standards Board ("FASB") SFAS No. 123, Accounting for Stock-Based Compensation, which allows entities to continue to apply the provision of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied.

The accounting for stock-based compensation involves a number of estimates about the expected lives of stock options, interest rates, stock volatility, and assumptions as well as the selection of a valuation model. We have selected to use the Black-Scholes option valuation model. A change in any of these estimates or a selection of a different option pricing model could have a material impact on our pro forma net income (loss) disclosures. Beginning in the first quarter of 2006, we will be required to account for stock-based compensation under SFAS No. 123R, Share-Based Payment', which will require us to recognize the estimate on our financial statements. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further discussion.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net sales for the three months ended March 31, 2005 totaled $6.1 million as compared to $6.6 million during the first quarter of 2004.

Net sales in the Textile segment increased $696,000 to $1.6 million for the three months ended March 31, 2005 from $901,000 million during the same period last year. The increase in Textile segment sales during 2005 was the result of a new spring contract garment manufacturing program in 2005. The women's wear segment of the contract garment manufacturing business in which the Textile division competes is very seasonal and, based upon our current customer base, sales continue to be heavily weighted primarily to the third quarter and to a lesser extent the fourth quarter.

Net sales in the Craft segment totaled $4.5 million during the first quarter of 2005 as compared to $5.7 million during the first quarter of 2004. The decrease in Craft segment sales totaling $1.2 million was the result of lower spring promotional craft orders and lower sales across most Craft segment product lines as a result of reduced demand by one of our largest customers.

Gross margin during the first quarter of 2005 was $1.9 million as compared to $2.4 million during the first quarter of 2004. The decrease in gross margin dollars was the result of lower sales in the Craft segment as described above, partially offset by higher sales in the Textile segment. The gross margin percent totaled 30.8% during the three months ended March 31, 2005 as compared to 36.9% during the first quarter of 2004. The lower gross margin percent in 2005 was the result of the change in sales mix, with increased sales of lower margin Textile segment and lower sales of Craft segment product.

Gross margin in the Textile segment totaled $252,000 during the first quarter of 2005 versus $186,000 during the first quarter of 2004. The increase in Textile segment gross margin during the first quarter of 2005 was the result of the higher sales volume in the segment. The gross margin percent during the first quarter of 2005 totaled 15.8% as compared to 20.6% during the first quarter of 2004. The decrease in gross margin percent was the result of the Company's new spring contract garment manufacturing business which carries a lower margin.

Gross margin in the Craft segment totaled $1.6 million during the first quarter of 2005 as compared to $2.3 million during the same period last year. The gross margin percent during the first quarter of 2005 totaled 36.2% as compared to 39.4% during the first quarter of 2004. The decrease in Craft segment gross margin dollars was the result of lower sales. The decrease in Craft segment gross margin percent was the result of higher fixed cost of goods sold as a percent of lower net sales.

The Company anticipates that it will incur a higher level of sales returns in the second quarter of 2005, primarily in connection with sales arrangements made with a large Craft division customer. These returns are anticipated to result in lower reported 2005 net sales as compared to 2004, and accordingly earnings in 2005 are anticipated to be materially lower as compared to 2004.

Selling, general and administrative expenses totaled approximately $2.0 million during the three months ended March 31, 2005, as compared to $2.2 million during the three months ended March 31, 2004. The reduction in general and administrative expenses was primarily the result of reduced compensation expense.

Loss before interest, preferred dividends and income taxes during the first quarter of 2005 totaled $87,000 as compared to income of $271,000 during the first quarter of 2004. The decrease in income before interest, preferred dividends and income taxes during the first quarter of 2005 compared to the first quarter of 2004 was primarily due to the reduction in gross profit, as discussed above, offset in part by the lower level of selling, general and administrative expenses.

Net interest expense during the first quarter of 2005 totaled $162,000 as compared to net interest expense of $124,000 during the first quarter of 2004. The increase in interest expense as compared to the same period last year was primarily the result of higher average debt levels during the first quarter of 2005 as compared to the first quarter of 2004 combined with an increase in the average interest rate.

Dividends on mandatory redeemable preferred stock totaled $68,000 during the first quarter of 2005 as compared to $69,000 during the same period last year.

The benefit for income taxes during the first quarter of 2005 was $93,000 as compared to a provision of $56,000 during the first quarter of 2004.

Liquidity and Capital Resources

The Company's Textile division provides offshore contract garment manufacturing services for a major customer. The nature of this business is such that a significant inventory investment is required in the early phases of the production cycle. The Company's borrowing agreement with CIT does not provide funding for this activity until the finished goods are shipped and billed to the customer. As a result, the Company has and will rely on temporary advances from Robert A. Levinson, a stockholder, officer and director of the Company.

At March 31, 2005 the Company's principal sources of liquidity included cash of $52,000 and trade accounts receivable of $3.4 million.

The Company's principal sources of cash flow are from internally generated funds, borrowings under revolving credit facilities, advances under the factoring agreement and advances from Robert A. Levinson, a stockholder, officer and director.

Cash Flow Summary:
(in thousands)
                                                    2005         2004
                                                 ----------   ----------
    Net cash (used in) provided by:
             Operating activities                $     (811)  $     (915)
             Investing activities                       (22)         (76)
             Financing activities                       853        1,007
                                                 ----------   ----------
    Net change in cash                           $       20   $       16
                                                 ==========   ==========

Net cash flow used in operating activities totaled $811,000 during the first quarter of 2005, as compared to $915,000 net cash flow used in operating activities during the same period last year. The reduction in net cash flow used in operating activities totaling $104,000 was primarily the result of a decrease in cash used for accounts receivable, offset by cash used in increasing inventories and a reduction of other current liabilities.

Net cash flow used in investing activities totaled $22,000 during the first quarter of 2005, as compared to $76,000 during the first quarter of 2004.

Net cash provided by financing activities totaled $853,000 during the first quarter of 2005, as compared to $1.0 million during the same period last year. The decrease in cash provided by financing activities was the result of reduced cash needs due to the lower amounts of cash used in net operating activities and investing activities as discussed above.

Net proceeds from stockholder loans during the first quarter of 2005 totaled $1.4 million as compared to none during the same period last year. The increase in stockholder loan is primarily the result of an increase in inventory in the Textile division totaling $1.2 million, which inventory does not provide borrowing availability under the Company's credit facility as discussed above.

Net borrowings under the Company's credit facilities during the quarter ended March 31, 2005, totaled $146,000 as compared $457,000 during the same period last year. Net amount repaid to factor during the first quarter of 2005 totaled $701,000 as compared to borrowing from factor of $535,000 during the first quarter of 2004.

The Company has a credit facility with the CIT Group, Inc. ("CIT") and a promissory note payable to JPMorgan Chase Bank ("JPMorgan"). In addition, the Company has borrowings and advances outstanding from Robert A. Levinson, a stockholder, officer and director of the Company.

The Company's credit facility with CIT (the "CIT Facility") provides for maximum aggregate borrowings of up to $7.5 million in the form of revolving credit, letters of credit and term loans. The CIT Facility is comprised of separate financing agreements with the Company and its wholly-owned subsidiary, Blumenthal Lansing Company, LLC ("Blumenthal").

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.6 million of which was outstanding at March 31, 2005, (ii) revolving credit advances to the Company in an amount up to $500,000 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, and a Letter of Credit facility with a limit of $500,000. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.4 million due on January 1, 2007. The revolving credit advances are also due on January 1, 2007. All amounts outstanding under the CIT Facility bear interest at the Chase Bank N.A. prime rate plus 0.5% with a minimum rate of 5.0%.

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

Pursuant to a factoring agreement between CIT and the Company, CIT purchases the Textile segment's eligible trade accounts receivable without recourse and assumes substantially all credit risk with respect to such accounts. The amounts due to the Company from CIT under the factoring agreement earn no interest. The factoring agreement allows the Company to obtain advances that bear interest at 0.5% above CIT's prime rate (5.75% at March 31, 2005). The Company pledged its Textile segment's accounts receivable and property and equipment as collateral under the factoring agreement. There is no set limit on borrowings. The amount available for borrowing is based on a formula consisting of 90% of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit.

The promissory note payable to JPMorgan in the amount of $3.0 million is dated May 2, 2002 and has a maturity date of December 31, 2006, as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at March 31, 2005 was 3.84%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

Robert A. Levinson has made long-term loans totaling $500,000 to the Company at an interest rate of 6% per annum. Mr. Levinson has agreed not to require payment of these loans and $324,000 of related accrued interest at March 31, 2005 prior to January 1, 2007.

Mr. Levinson has agreed to personally support the Company's cash requirements to enable it to fulfill its obligations through January 1, 2007, to the extent necessary, up to a maximum amount of $3.0 million. The Company believes its reliance on such commitment is reasonable and that Mr. Levinson has sufficient liquidity and net worth to honor such commitment. The Company believes that Mr. Levinson's written commitment provides the Company with the legal right to request and receive such advances. In the event that Mr. Levinson did not honor such commitment, the Company would have the right to sue Mr. Levinson for breach of his agreement. Mr. Levinson reaffirmed this undertaking in writing on March 9, 2005. In connection with this agreement, Mr. Levinson advanced $1,400,000 to the Company at an interest rate of 6% per annum during the first quarter of 2005.

During the period ended March 31, 2005, the Company was in compliance with all debt covenants.

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

Seasonality and New Product Lines

The Company's Textile business is seasonal and as such the Company generally realizes significantly higher revenues and operating income in the third quarter, as compared to other quarters of the year. Such seasonality takes into account the standard lead-time required by the fashion industry to manufacture apparel, which corresponds to the respective retail selling seasons. Standard lead-time is the period of time commencing when the Company receives an order from a customer and ending when the Company ships the order to the customer. In response to this seasonality, the Company generally increases its inventory levels, and therefore has higher working capital needs during the second and third quarters of its fiscal year, although this year the Company also supported increased inventory levels in the first quarter of 2005. This standard lead-time also results in significant backlogs during the second and third quarters. The Company ships these seasonal orders to the customers during the third and fourth quarters. The Textile division's backlog as of March 31, 2005 was approximately $551,000. Although the Company has not had significant cancellations in the past, no assurance can be given that it will not experience a significant level of cancellations in the future or that its backlog at any point in time will be converted to sales. The Company and the U.S. apparel industry in general are sensitive to the business cycle of the national economy. Moreover, the popularity, supply and demand for particular apparel products can change significantly from year to year based on prevailing fashion trends and other factors.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. However, on April 14, 2005, the Securities and Exchange Commission (SEC) announced that the effective date of SFAS 123R will be suspended until January 1, 2006, for calendar year companies.

SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to Employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated because they depend on, among other things, when employees exercise stock options.

The Company currently expects to adopt SFAS 123R effective January 1, 2006, based on the new effective date announced by the SEC; however, the Company has not yet determined which of the aforementioned adoption methods it will use. In addition, the Company has not yet determined the financial statement impact of adopting SFAS 123R for periods beyond 2005.

In December 2004, the FASB issued Emerging Issues Task Force ("EITF") 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, requiring the inclusion of convertible shares in diluted EPS regardless of whether the market price trigger has occurred for all periods presented. This requirement has an impact on the presentation of our consolidated financial statements in future periods of profitability.

In March 2005, the FASB issued Interpretation No. 47, ("FIN 47"), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement (SFAS) No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of a liability when sufficient information exists. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but not required. The Company does not anticipate that its financial statements will be significantly impacted by this interpretation.

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

Expansion of Garment Manufacturing Business.

During the first quarter of 2005, the Textile division results were favorably affected by a 77% increase in revenues as our contract garment manufacturing business expanded. There is no assurance that the Company will be able to continue to expand its garment manufacturing business or that such expansion and certain cost saving initiatives will further improve results in the Textile division. The Company remains vulnerable to a variety of business risks generally associated with the entry into a new line of business, the introduction of new product lines and the broadening of its product offerings. The Company will be required to continue to implement changes to certain aspects of its business and could need to expand operations to respond to increased demands. Accordingly, the Company's past growth in contract garment manufacturing cannot be assumed to be indicative of its future operating results. In addition, the encountering of unexpected difficulties or delays, loss of a key customer or manufacturing relationship could adversely affect the Company's business, financial condition or results of operations.

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

The Company's customer base has been and continues to be highly concentrated. The Textile division's two largest customers accounted for approximately 58% and 41%, respectively, during the first quarter of 2005 and 84% and 0%, respectively, during the same period last year, of the division's sales. The Craft division conducted business with three customers (one mass merchandiser and two specialty chains) representing approximately 48%, 15% and 10%, respectively, in the first quarter of 2005 and 45%, 23% and 6%, respectively, in the first quarter of 2004, of the division's net revenues. These customers also represented approximately 72% of the Craft division's outstanding accounts receivable as of March 31, 2005. Based upon historical and recent results and existing relationships with customers, the Company believes that a substantial portion of its net sales and gross profits will continue to be derived from a small number of large customers. We do not have long-term agreements with any of our major customers and purchases generally occur on an order-by-order basis. As a result, a customer that generates substantial revenue for the Company in one period may not be a substantial source of revenue in a future period. In addition, customers generally have the right to terminate their relationship with the Company without penalty and with little or no notice. Without long-term contracts with the majority of its customers, the Company cannot be certain that its customers will continue to purchase its products or that it will be able to maintain a consistent level of sales. A decision by any of our major customers, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from us, or to change their manner of doing business with us, could substantially reduce our revenues and have a material adverse effect on our financial condition and results of operations. There can be no assurance that the Company's largest customers will continue to place orders with the Company or that orders by such customers will continue at their previous levels.

Dependence On Contract Manufacturers

Substantially all of the Company's textile products are manufactured by unaffiliated foreign contract manufacturers. The Company does not have long-term contracts or formal arrangements with any of these manufacturers. Foreign manufacturing is subject to a number of risks, including transportation delays and interruptions, political and economic disruptions, tariffs, import and export controls and changes in governmental policies. In addition, stringent controls, such as review and inspection of fabrics, samples, specifications, fit and completed garments and factory visits, must be undertaken to ensure the production of quality products. Although the Company believes that it has instituted such controls, there can be no assurance that such events will not occur in the future, resulting in possible increases in costs and delays of product deliveries resulting in losses of revenue and goodwill. During the first quarter of 2005, the Textile division relied upon three manufacturers for 100% of its production. The Company believes that alternate sources of manufacturing are available if the need were to arise, although there can be no assurance that such alternate facilities would be available on a timely basis or on commercially reasonable terms. Any substantial delay in locating, or inability to locate, acceptable alternate sources of manufacturing could have a material adverse effect on the Company's business, financial condition or results of operations.

The Textile Division Depends On Third Parties For Crucial Raw Materials And Services.

The principal raw materials used by the Textile division are rayon, acetate, acrylic and polyester. The price of polyester varies and is determined by supply and demand as well as the price of petroleum used to produce polyester. If any of its third party knitters, finishers and transporters fail to timely produce quality products and in sufficient quantity or fail to timely deliver finished products, the Company's results would suffer. Two suppliers provided approximately 16% and 10%, respectively, of the Textile division's purchases in the first quarter of 2005.

The Company's Business Is Subject To The Seasonal Nature Of The Industry.

The textile business is seasonal and the Company expects to realize higher revenues and operating income in the third quarter, as compared to other quarters of the year. Such seasonality takes into account the standard lead-time required by the fashion industry to manufacture apparel, which corresponds to the respective retail selling seasons. Standard lead-time is the period of time commencing when the Company receives an order from a customer and ending when the order ships. In response to this seasonality, the Company generally increases its inventory levels, and therefore has higher working capital needs during the second and third quarters of its fiscal year, although this year the Company also supported increased inventory levels in the first quarter of 2005. This standard lead-time also results in significant backlogs during the second and third quarters. The Company ships these large seasonal orders to the customers during the third and fourth quarters. The Textile division's backlog as of March 31, 2005 totaled approximately $551,000. Although the Company has not had significant cancellations in the past, no assurance can be given that it will not experience a significant level of cancellations in the future or that its backlog at any point in time will be converted to sales. The Company and the U.S. apparel industry in general are sensitive to the business cycle of the national economy. Moreover, the popularity, supply and demand for particular apparel products can change significantly from year to year based on prevailing fashion trends and other factors. The Company may be unable to compete successfully in any industry downturn.

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

The Company May Not Have The Necessary Funds To Finance A Required Mandatory Redemption Of The Series A Preferred Stock.

The Company's Series A preferred stock is subject to mandatory redemption, in three equal annual installments on June 15, 2007, June 15, 2008 and June 15, 2009, at a price per share of Series A preferred stock equal to $1 per share, together with an amount representing accrued and unpaid dividends, whether or not declared, to the date of redemption. This represents a significant future liability of the Company. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in sufficient amounts to enable the Company to redeem the Series A preferred stock when required to do so. In the event that the Company fails to redeem the Series A preferred stock on any of the mandatory redemption dates, the Series A preferred stockholders will be entitled to receive cumulative cash dividends, and no distribution or dividend in cash, shares of capital stock or other property will be paid or declared on the common stock. Similarly, if the redemption on the Series A preferred is not met, and should the Company liquidate or dissolve, no payment of any kind may be made to the common stockholders without first satisfying the accrued cash dividends owed to the Series A preferred stockholders. In addition, Series A preferred stock payments are currently restricted under the Company's financing arrangements with its lenders

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose it to market risk. Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $10,800,000 at March 31, 2005 under our revolving credit facility and stockholder loans. A change in interest rates of one percent on the balance outstanding at March 31, 2005 would cause a change in total annual interest costs of $108,000. The carrying values of these borrowings approximate their fair values at March 31, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act") designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

No change occurred in the Company's internal controls concerning financial reporting during the first quarter of the fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

Legal Proceedings. The Company is a party to various environmental claims, legal proceedings and administrative actions, all arising from the ordinary course of business. Although it is impossible to predict the outcome of any such claims or legal proceedings, the Company believes any liability that may finally be determined should not have a material effect on its consolidated financial position, results of operations or cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------

During the period covered by this report, the Company issued shares of its common stock, par value $0.01 per share, to one of its non-employee directors in lieu of cash for quarterly director fees. The issue price was the average trading price on the last day of the quarter. On January 19, 2005, 2,317 shares were issued to the director at a price of $2.05 per share. These shares were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS
-----------------

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

---------------------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LEVCOR INTERNATIONAL, INC.

Date: May 13, 2005                     /s/ ROBERT A. LEVINSON
      ------------                     -----------------------------------------
                                       Robert A. Levinson
                                       Chairman of the Board, President and
                                       Chief Executive Officer


Date: May 13, 2005                     /s/ EDWARD F. COOKE
      ------------                     -----------------------------------------
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