Form 10-Q
period 2005-06-30
LEVCOR INTERNATIONAL INC
filed 2005-08-15
CIK 76094

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
                               -------------


                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from           to
                                          ----------    ----------

Commission File No.  0-50186
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

As of August 12, 2005, 5,331,881 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

================================================================================

                           LEVCOR INTERNATIONAL, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
         as of June 30, 2005 and December 31, 2004 (audited)..................1

         Condensed Consolidated Statements of Operations
         for the Three and Six Months Ended June 30, 2005 and 2004............2

         Condensed Consolidated Statements of Comprehensive Income (Loss)
         for the Three and Six Months Ended June 30, 2005 and 2004............2

         Condensed Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 2005 and 2004......................3

         Notes to Condensed Consolidated Financial Statements
         June 30, 2005 and 2004...............................................4


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..............................................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........30

Item 4.  Controls and Procedures.............................................31

PART II. OTHER INFORMATION

Item 1   Legal Proceedings...................................................31

Item 6.  Exhibits ...........................................................32

         Signatures..........................................................33

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

ASSETS
Current Assets:                                                       June 30, 2005       December 31, 2004
                                                                        (Unaudited)           (Audited)
                                                                     ----------------     ----------------
     Cash                                                            $              5     $             32
     Accounts receivable trade, net                                             3,126                3,601
     Inventories, net                                                          11,125                7,729
     Deferred income taxes                                                      1,097                  898
     Other current assets                                                         309                  214
                                                                     ----------------     ----------------
         Total current assets                                                  15,662               12,474

Property, Plant and Equipment, net                                              2,134                2,305
Goodwill                                                                        4,843                4,843
Deferred income taxes                                                           3,646                3,611
Other assets                                                                    1,758                1,651
                                                                     ----------------     ----------------
         Total Assets                                                $         28,043     $         24,884
                                                                     ================     ================

LIABILITIES
Current Liabilities:
     Revolving loan and current maturities of long-term debt         $          5,508     $          3,987
     Due to factor                                                                574                1,403
     Stockholder loan, current portion                                          2,498                   --
     Accounts payable                                                           3,250                1,848
     Other current liabilities                                                    741                1,219
                                                                     ----------------     ----------------
         Total current liabilities                                             12,571                8,457
                                                                     ----------------     ----------------
Long-term debt, less current maturities                                         4,371                4,443
Stockholder loan                                                                  832                  816
Pension liabilities                                                             5,860                5,907
Post retirement medical liabilities                                             2,073                2,154
Environmental liabilities                                                       1,361                1,388
Other liabilities                                                                 208                  349
Mandatory Redeemable Preferred Stock, par value $0.01 per share
     8,000,000 shares authorized:  Shares issued and outstanding:
     Series A - 4,555,007                                                       4,555                4,555
                                                                     ----------------     ----------------
         Total Liabilities                                                     31,831               28,069
                                                                     ----------------     ----------------

STOCKHOLDERS' DEFICIT
Common Stock, par value $0.01 per share
     15,000,000 shares authorized;
     Shares issued and outstanding: 5,331,881 as of June 30, 2005
         and 5,329,564 at December 31, 2004                                        54                   54
Paid in Capital                                                                33,238               33,234
Accumulated Deficit                                                           (34,136)             (33,535)
Accumulated Other Comprehensive Loss                                           (2,872)              (2,858)
Unearned Compensation                                                             (72)                 (80)
                                                                     ----------------     ----------------
Total Stockholders' Deficit                                                    (3,788)              (3,185)
                                                                     ----------------     ----------------
Total Liabilities and Stockholders' Deficit                          $         28,043     $         24,884
                                                                     ================     ================

See Notes to Condensed Consolidated Financial Statements.

                           LEVCOR INTERNATIONAL, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Amounts in thousands, except per share data)

                                                         Three Months Ended            Six Months Ended
                                                               June 30,                    June 30,
                                                      -------------------------    -------------------------
                                                         2005           2004          2005           2004
                                                      ----------     ----------    ----------     ----------
Net sales                                             $    5,933     $    6,661    $   12,041     $   13,274
Cost of sales                                              4,296          4,323         8,518          8,499
                                                      ----------     ----------    ----------     ----------
                                                           1,637          2,338         3,523          4,775
Selling, general and administrative expenses               1,920          2,067         3,893          4,233
                                                      ----------     ----------    ----------     ----------
Income (loss) before interest, preferred dividends
     and income taxes                                       (283)           271          (370)           542
Interest expense, net                                        196            142           358            266
Dividends on mandatory redeemable preferred stock             68             68           136            137
                                                      ----------     ----------    ----------     ----------
Income (loss) before income taxes                           (547)            61          (864)           139
Provision (benefit) for income taxes                        (170)            49          (263)           105
                                                      ----------     ----------    ----------     ----------
Net income (loss)                                     $     (377)    $       12    $     (601)    $       34
                                                      ==========     ==========    ==========     ==========

Earnings (loss) per share:
         Basic                                        $     (.07)    $       --*   $     (.11)    $       --*
                                                      ==========     ==========    ==========     ==========
         Diluted                                      $     (.07)    $       --*   $     (.11)    $       --*
                                                      ==========     ==========    ==========     ==========

Weighted average shares outstanding - basic                5,332          5,303         5,332          5,262
Potential common stock                                        --             70            --             86
                                                      ----------     ----------    ----------     ----------
Weighted average shares outstanding - diluted              5,332          5,373         5,332          5,348
                                                      ==========     ==========    ==========     ==========

*  Less than $.005

See Notes to Condensed Consolidated Financial Statements.

                           LEVCOR INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                        Three Months Ended             Six Months Ended
                                                             June 30,                      June 30,
                                                    -------------------------     -------------------------
                                                       2005           2004           2005           2004
                                                    ----------     ----------     ----------     ----------
Net income (loss)                                   $     (377)    $       12     $     (601)    $       34
Other comprehensive loss:
         Foreign currency translation adjustment            (9)            (1)           (14)           (12)
                                                    ----------     ----------     ----------     ----------
Comprehensive income (loss)                         $     (386)    $       11     $     (615)    $       22
                                                    ==========     ==========     ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                       Six Months Ended June 30,
                                                                       -------------------------
                                                                          2005           2004
                                                                       ----------     ----------
Cash Flows Used In Operating Activities:
Net income (loss)                                                      $     (601)    $       34
Reconciliation of net income (loss) to net cash used in operations:
      Depreciation and amortization                                           188            222
      Deferred tax provision (benefit)                                       (234)            90
      Stock based compensation                                                  4             17
      Changes in operating assets and liabilities:
        Accounts receivable trade, net                                        475         (1,104)
        Inventories, net                                                   (3,343)        (3,459)
        Other current assets                                                  (95)          (178)
        Other assets                                                         (131)            17
        Accounts payable                                                    1,402          1,532
        Other current liabilities                                            (478)           (76)
        Pension liabilities                                                   (47)           (43)
        Post retirement medical liabilities                                   (81)           (90)
        Environmental liabilities                                             (27)            (1)
        Other liabilities                                                    (141)          (249)
                                                                       ----------     ----------
             Net cash used in operating activities                         (3,109)        (3,288)
                                                                       ----------     ----------

Cash Flows Used In Investing Activities:
Capital expenditures                                                          (19)           (74)
Investment in other assets                                                    (33)           (35)
                                                                       ----------     ----------
             Net cash used in investing activities                            (52)          (109)
                                                                       ----------     ----------

Cash Flows From Financing Activities:
Revolving loan and long-term debt, net                                      1,449          1,753
Due to/from factor                                                           (829)           212
Stockholder loans, net                                                      2,514          1,420
Proceeds from exercise of stock options                                        --             16
                                                                       ----------     ----------
             Net cash provided by financing activities                      3,134          3,401
                                                                       ----------     ----------

Increase (decrease) in cash                                                   (27)             4
Cash at beginning of period                                                    32             44
                                                                       ----------     ----------
Cash at end of period                                                  $        5     $       48
                                                                       ==========     ==========

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Interest                                                            $      296     $      254
                                                                       ==========     ==========
   Income taxes                                                        $       46     $       48
                                                                       ==========     ==========

Non-cash transactions:
   Stock issued on option exercise                                     $       --     $      145
                                                                       ==========     ==========
   Treasury stock acquired in relation to stock option exercise        $       --     $      145
                                                                       ==========     ==========
   Retirement of treasury stock                                        $       --     $      222
                                                                       ==========     ==========

See Notes to Condensed Consolidated Financial Statements

                           LEVCOR INTERNATIONAL, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 and 2004


NOTE 1: BASIS OF PRESENTATION
-----------------------------

The Condensed Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and December 31, 2004 (Audited) and the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004 and Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 include the accounts of Levcor International, Inc. ("Levcor" or "the Company") and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of regulation S-X and accounting principles generally accepted in the United States of America ("GAAP"), as applicable to interim financial information and following other requirements of the Securities and Exchange Commission ("SEC") for interim reporting. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes normally required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. The interim results are not necessarily indicative of the results for a full year and do not contain information included in the Company's annual consolidated financial statements and notes for the year ended December 31, 2004. The consolidated balance sheet as of December 31, 2004 was derived from audited financial statements, but does not include all disclosures required by GAAP. It is suggested that these financial statements be used in conjunction with the financial statements and notes thereto included in the Company's latest annual report.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Nature of Operation: The Company (i) operates a textile business that manufactures garments for sale in the apparel industry and (ii) manufactures, packages and distributes a line of buttons and other craft products for sale in the home sewing and craft retail industry. The Company sells its products to customers primarily in the United States and also has distribution in Canada and Europe.

Consolidation: The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and all subsidiaries after elimination of intercompany items and transactions.

Depreciation and Amortization: Depreciation and amortization are computed principally by the straight-line method for each class of depreciable and amortizable asset based on their estimated useful lives. Buildings and improvements, machinery and equipment and furniture and fixtures are generally depreciated over periods of 20-35, 3-25 and 5-10 years, respectively. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease.

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

Use of Estimates: The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                                                  Three Months Ended           Six Months Ended
                                                        June 30,                    June 30,
                                               ------------------------     ------------------------
                                                  2005          2004           2005          2004
                                               ----------    ----------     ----------    ----------
         Net income (loss)
              As Reported                      $     (377)   $       12     $     (601)   $       34
               Pro Forma                       $     (394)   $       (4)    $     (636)   $        3
         Basic Earnings (loss) per share:
              As Reported                      $     (.07)   $       --*    $     (.11)   $       --*
              Pro Forma                        $     (.07)   $       --*    $     (.12)   $       --*
         Diluted Earnings (loss) per share:
              As Reported                      $     (.07)   $       --*    $     (.11)   $       --*
              Pro Forma                        $     (.07)   $       --*    $     (.12)   $       --*

*Less than $.005

Earnings (loss) per share: Basic and diluted earnings (loss) per share ("EPS") are calculated in accordance with Financial Accounting Standards Board ("FASB") Statement No. 128, Earnings Per Share. Weighted average shares used in computing basic and diluted EPS are as follows:

                                                     Three Months Ended           Six Months Ended
                                                          June 30,                    June 30,
                                                  -----------------------     -----------------------
                                                     2005          2004          2005          2004
                                                  ---------     ---------     ---------     ---------
         Weighted average shares outstanding:
         Basic                                    5,331,881     5,302,918     5,331,651     5,262,483
         Effect of dilutive securities                   --        70,137            --        85,656
                                                  ---------     ---------     ---------     ---------
         Diluted                                  5,331,881     5,373,055     5,331,651     5,348,139
                                                  =========     =========     =========     =========

Dilutive securities include stock options.

For the three and six months ended June 30, 2005, there were outstanding options to purchase 81,200 shares of common stock which were "in the money" but not included in the computation of diluted EPS, as the effect on net loss per share would be anti-dilutive. In addition, for the three and six months ended June 30, 2005, there were 364,400 shares of common stock which were not included in the computation of diluted EPS because the options' exercise prices were greater than the closing market price at June 30, 2005.

For the three and six months ended June 30, 2004, outstanding options to purchase 362,800 shares of common stock were not included in the computations of diluted EPS, because the options' exercise prices were greater than the closing market price of the common stock at June 30, 2004.

Reclassifications: Certain reclassifications have been made to the prior period's financial statements to conform to the current period presentation.

New Accounting Pronouncements: In March 2005, Staff Accounting Bulletin No. 107 ("SAB 107") was issued which expressed views of the Securities and Exchange Commission ("SEC") regarding the interaction between Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-based Payment" and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. Although the Company has not yet determined whether adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirement under SFAS 123R, acceptable methods of determining fair market value, and the magnitude of the impact on its 2005 consolidated net income and earnings per share. However, in April 2005, the SEC announced the adoption of an Amendment to Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS 123R that amends the compliance dates and allows companies to implement SFAS 123R beginning with the first annual reporting period beginning on or after June 15, 2005. The Company intends to adopt SFAS 123R in its fiscal year beginning January 1, 2006.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (" FAS 154"). FAS 154 replaces APB Opinion No. 20, Accounting Changes and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Company's consolidated financial statements.

The FASB issued Staff Position FIN46(R)-5, Implicit Variable Interests Under FASB Interpretation No. 46 (revised December 2003), in March 2005. It addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity ("VIE") or potential VIE when specific conditions exist. The Company did not experience any impact on its financial position or results of operations as a result of its adoption of Fin 46(R)-5 in the second quarter of 2005.

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

The following table sets forth information regarding revenue and operating income by reportable segment (dollars in thousands):

                                                  Three Months Ended              Six Months Ended
                                                        June 30,                      June 30,
                                               -------------------------     -------------------------
                                                  2005           2004           2005           2004
                                               ----------     ----------     ----------     ----------
       Revenue:
         Textile                               $      776     $    1,026     $    2,373     $    1,927
         Craft                                      5,157          5,635          9,668         11,347
                                               ----------     ----------     ----------     ----------
                                               $    5,933     $    6,661     $   12,041     $   13,274
                                               ==========     ==========     ==========     ==========
       Operating income (loss):
         Textile                               $     (292)    $     (254)    $     (473)    $     (568)
         Craft                                        277            806            698          1,656
                                               ----------     ----------     ----------     ----------
                                                      (15)           552            225          1,088
       Corporate general and
         administrative expense                      (268)          (281)          (595)          (546)
       Interest expense, net                         (196)          (142)          (358)          (266)
       Dividends on mandatory
         redeemable preferred stock                   (68)           (68)          (136)          (137)
       (Provision) benefit for income taxes           170            (49)           263           (105)
                                               ----------     ----------     ----------     ----------
       Net income (loss)                       $     (377)    $       12     $     (601)    $       34
                                               ==========     ==========     ==========     ==========

Depreciation and amortization:
         Textile                               $        6     $       12     $       12     $       24
         Craft                                         82             90            168            186
         Corporate                                      4              8              8             12
                                               ----------     ----------     ----------     ----------
                                               $       92     $      110     $      188     $      222
                                               ==========     ==========     ==========     ==========

       Capital expenditures:
         Textile                               $       --     $       --     $       --     $       21
         Craft                                         15             15             19             53
                                               ----------     ----------     ----------     ----------
                                               $       15     $       15     $       19     $       74
                                               ==========     ==========     ==========     ==========

                                    June 30, 2005     December 31, 2004
                                  ----------------    -----------------
          Total assets:
            Textile               $          7,716    $          5,482
            Craft                           20,327              19,402
                                  ----------------    ----------------
                                  $         28,043    $         24,884
                                  ================    ================


NOTE 4:  INVENTORIES
--------------------

The components of inventories, net of reserves, are as follows (dollars in thousands):

                                   June 30, 2005      December 31, 2004
                                 -----------------    -----------------
         Raw materials           $           6,452    $           4,641
         Work in progress                      283                  167
         Finished goods                      4,390                2,921
                                 -----------------    -----------------
                                 $          11,125    $           7,729
                                 =================    =================

Inventories were valued on a weighted average cost method basis. Inventories are stated at the lower of cost or market. Cost elements included in inventory are material, labor and overhead, primarily using standard cost, which approximates actual cost.

NOTE 5:  PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

The components of Property, Plant and Equipment are as follows (dollars in thousands):

                                                              June 30, 2005       December 31, 2004
                                                            -----------------     -----------------
         Land and improvements                              $              77     $              80
         Buildings and improvements                                     2,471                 2,497
         Machinery and equipment                                        2,059                 2,128
                                                            -----------------     -----------------
                                                                        4,607                 4,705
         Less: Accumulated depreciation and amortization               (2,473)               (2,400)
                                                            -----------------     -----------------
                                                            $           2,134     $           2,305
                                                            =================     =================

Depreciation and amortization expense for the six months ended June 30, 2005 and 2004 were approximately $188,000 and $222,000, respectively, and approximately $92,000 and $110,000, respectively, for the three months ended June 30, 2005 and 2004.

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

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.5 million of which was outstanding at June 30, 2005, (ii) revolving credit advances to the Company, $685,000 of which was outstanding at June 30, 2005 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, $4,679,000 of which was outstanding at June 30, 2005, and a Letter of Credit facility with a limit of $500,000, of which there was none outstanding at June 30, 2005. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.4 million due on January 1, 2007. The revolving credit advances are also due on January 1, 2007. All amounts outstanding under the CIT Facility bear interest at the Chase Bank N.A. prime rate plus 0.5% with a minimum rate of 5.0%.

In connection with the CIT Facility, the Company and its subsidiary have made cross corporate guarantees and have issued first priority liens covering substantially all of the assets of the Company and its subsidiary. The guarantees are full and unconditional. The non-guarantor subsidiary is immaterial and the Company's financial statements are representative of the combined guarantors of which the guarantor subsidiary is 100% owned. In addition, Mr. Robert A. Levinson, a stockholder, officer and director of the Company, provided certain collateral against advances provided under the CIT Facility.

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

Pursuant to a factoring agreement between CIT and the Company, CIT purchases the Textile segment's eligible trade accounts receivable without recourse and assumes substantially all credit risk with respect to such accounts. The amounts due to the Company from CIT under the factoring agreement earn no interest. The factoring agreement allows the Company to obtain advances that bear interest at 0.5% above CIT's prime rate (6.25% at June 30, 2005). The Company pledged its Textile segment's accounts receivable and property and equipment as collateral under the factoring agreement. There is no set limit on borrowings. The amount available for borrowing is based on a formula consisting of 90% of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit.

The promissory note payable to JPMorgan in the amount of $3.0 million is dated May 2, 2002 and has a maturity date of December 31, 2006, as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at June 30, 2005 was 3.84%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

Robert A. Levinson has made long-term loans totaling $500,000 to the Company at an interest rate of 6% per annum. Mr. Levinson has agreed not to require payment of these loans and $332,000 of related accrued interest at June 30, 2005 prior to January 1, 2007.

Mr. Levinson has agreed to personally support the Company's cash requirements to enable it to fulfill its obligations through January 1, 2007, to the extent necessary, up to a maximum amount of $3.0 million. The Company believes its reliance on such commitment is reasonable and that Mr. Levinson has sufficient liquidity and net worth to honor such commitment. The Company believes that Mr. Levinson's written commitment provides the Company with the legal right to request and receive such advances. In the event that Mr. Levinson did not honor such commitment, the Company would have the right to sue Mr. Levinson for breach of his agreement. Mr. Levinson reaffirmed this undertaking in writing on March 9, 2005. In connection with this agreement, Mr. Levinson advanced approximately $2,500,000 to the Company at an interest rate of 6% per annum during the first six months of 2005.

During the six months ended June 30, 2005, the Company was in compliance with all debt covenants.

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

A summary of net periodic benefit costs of the Company's defined benefit plan and post retirement medical benefit plan for the three ended June 30, 2005 and 2004, respectively, are as follows (dollars in thousands):

                                                  Three Months Ended              Six Months Ended
                                                        June 30,                      June 30,
                                               -------------------------     -------------------------
         Pension Benefits                         2005           2004           2005           2004
         ----------------                      ----------     ----------     ----------     ----------
         Service                               $       --     $       --     $       --     $       --
         Interest cost                                304            323            608            646
         Expected return on plan assets              (342)          (341)          (684)          (682)
         Amortization of prior service cost            --             --             --             --
         Recognized net actuarial loss                 46             38             92             76
                                               ----------     ----------     ----------     ----------
         Net periodic benefit cost             $        8     $       20     $       16     $       40
                                               ==========     ==========     ==========     ==========


                                                  Three Months Ended              Six Months Ended
                                                        June 30,                      June 30,
                                               -------------------------     -------------------------
         Other Benefits                           2005           2004           2005           2004
         --------------                        ----------     ----------     ----------     ----------
         Service                               $        4     $       --     $        8     $       --
         Interest cost                                 14             17             28             34
         Expected return on plan assets                --             --             --             --
         Amortization of prior service cost            (4)            (4)            (8)            (8)
         Recognized net actuarial gain                (26)           (20)           (52)           (40)
                                               ----------     ----------     ----------     ----------
         Net periodic benefit (gain)           $      (12)    $       (7)    $      (24)    $      (14)
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

Effective July 1, 2003, the Company adopted the provisions of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities". Accordingly, the redeemable preferred stock has been classified as a liability on the balance sheet at redemption value as of June 30, 2005 and December 31, 2004. The Statements of Operations for the six months ended June 30, 2005 and 2004 include $136,000 and $137,000, respectively, and $68,000 for the three months ended June 30, 2005 and 2004 of preferred stock dividends paid which have been included in the determination of operating income
(loss).

NOTE 9:  COMMON STOCK AND STOCK OPTIONS
---------------------------------------

During the six months ended June 30, 2005 and 2004, the Company issued an aggregate of 2,317 shares and 5,526 shares, respectively, of common stock to a director and recorded such issuance as stock based compensation expense.

During the six months ended June 30, 2004, in connection with a stock option exercise by Robert A. Levinson, a stockholder, officer and director of the Company, the Company issued 170,000 shares of common stock and accepted 45,274 shares of common stock previously held by the optionee as payment of the option exercise price. The common shares tendered were recorded as treasury stock. All 102,874 shares of treasury stock were retired as of March 31, 2004. The Company also issued 16,000 share of common stock in connection with the exercise of employee stock options during the six months ended June 30, 2004.

NOTE 10:  CUSTOMER AND SUPPLIER CONCENTRATIONS
----------------------------------------------

The Textile division's two largest customers accounted for approximately 52% and 45%, respectively, during the six months ended June 30, 2005 and 81% and nil, respectively, during the six months ended June 30, 2004, of the division's sales. The Craft division's three largest customers (one mass merchandiser and two specialty chains) represented approximately 44%, 21% and 9%, respectively, in the six months ended June 30, 2005 and 43%, 23% and 9%, respectively, in the six months ended June 30, 2004, of the division's net revenues. These Craft division customers also represented approximately 69% of the total outstanding accounts receivable as of June 30, 2005. A reduction in sales to any of these customers could adversely impact the financial condition and results of operations of the Company.

The principal raw materials used by the Textile division to fabricate textiles are typically a combination or blend of two or more fibers, such as rayon, acetate, polyester, cotton and acrylic. Two suppliers provided for approximately 16% and 10% respectively of the Textile division's purchases in 2005.

NOTE 11:  RELATED PARTY TRANSACTIONS
------------------------------------

Robert A. Levinson has provided long-term loans of $832,000 including accrued interest of $332,000 to the Company as of June 30, 2005. He has also made short term advances of approximately $2,500,000 during the six months ended June 30, 2005 and he has pledged collateral in support of certain Company obligations. See Note 6 for a description of these transactions.

In addition to being a director of the Company, Edward H. Cohen serves as counsel to Katten Muchin Rosenman LLP, legal counsel to the Company. During the six months ended June 30, 2005 and 2004, fees for services provided to the Company by Katten Muchin Rosenman LLP totaled approximately $90,000 and $65,000 respectively. Mr. Cohen does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

NOTE 12:  COMMITMENTS AND CONTINGENCIES
---------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Introduction

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q. The discussion in this Report contains both historical information and forward-looking statements. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below, including, but not limited to, future revenue opportunities, reliance on short term advances from a significant stockholder, development and growth of the Company's contract garment manufacturing business, reliance on a limited number of significant customers, reliance on third party suppliers and manufacturers, inventory risk, growth of the Company's craft business in Europe and North America, the expansion and future growth of the Company's customer base and strategic and distribution relationships, future capital, marketing and sales force needs, the Company's ability to manage expenses and maintain margins, the possible acquisition of complementary products and businesses, and other risks and uncertainties that may be detailed herein, and from time-to-time, in the Company's other reports filed with the Securities and Exchange Commission. In some cases, you can identify forward-looking statements by terminology such as "anticipates", "appears", "believes", "continue", "could", "estimates", "expects", "goal", "hope", "intends", "may", "our future success depends", "plans", "potential", "predicts", "projects", "reasonably", "seek to continue", "should", "thinks", "will" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in the section of this report titled "Factors Affecting Future Operating Results". These factors may cause our actual results to differ materially from any forward-looking statement.

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

Overview

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

Currently, the Company (i) operates a textile business that manufactures garments for sale in the apparel industry and (ii) manufactures, packages and distributes a line of buttons and other craft products for sale in the home sewing and craft retail industry. The Company sells its products to customers primarily in the United States and also has distribution in Canada and Europe.

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

Textile Division

In 2003, as a result of declining margins, the Company recorded a $5,367,000 charge to earnings for the impairment of goodwill in the Textile division's fabric converting business. The charge was based upon a third party goodwill impairment evaluation conducted in connection with the fiscal 2003 audit. As a strategic response to these pressures, the Company began to transition the Textile division to contract garment manufacturing beginning in the second half of 2003, and the Textile division is now primarily engaged in manufacturing of garments by third party manufacturers according to customer orders. The Textile division, to a very limited extent, also converts woven textile fabrics and processes woven and knit textile fabrics. These fabrics are either sold for production principally to domestic manufacturers of women's apparel or, to a limited extent, used when Levcor contracts construction of garments by third party manufacturers according to customer's orders.

Sales related to contract garment manufacturing represented 85% of the Textile division's net sales during the six months ended June 30, 2005 and 2004. The Company anticipates that sales related to contract garment manufacturing by the Textile division will represent in excess of 90 % of the Textile division's annual revenue base in 2005.

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

The Textile division's two largest customers accounted for approximately 52% and 45%, respectively, during the six months ended June 30, 2005 and 81% and nil, respectively, during the six months ended June 30, 2004.

The principal raw materials used by the Textile division to fabricate textiles are typically a combination or blend of two or more fibers, such as rayon, acetate, polyester, cotton and acrylic. Two suppliers provided for approximately 16% and 10% respectively of the Textile division's purchases in 2005.

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

The Craft division's three largest customers (one mass merchandiser and two specialty chains) represented approximately 44%, 21% and 9%, respectively, during the six months ended June 30, 2005, and 43%, 23% and 9%, respectively, during the six months ended June 30, 2004, of the division's net revenues. These Craft division customers also represented approximately 69% of the total outstanding accounts receivable as of June 30, 2005.

A reduction in sales to any of the Textile or Craft divisions' major customers could adversely impact the financial condition and results of operations of the Company.

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

Income Taxes

We are subject to taxation from federal, state and international jurisdictions. A significant amount of management judgment is involved with our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. We evaluate liabilities for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and international tax jurisdictions. Significant income tax exposures include potential challenges on foreign entities, merger, acquisition and disposition transactions and intercompany pricing. Exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The liabilities are frequently reviewed by management for their adequacy and appropriateness. As of June 30, 2005, we were not currently under audit by the U.S. taxing authorities. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate liability has been established for estimated exposures, though the potential exists for results to vary materially from these estimates.

We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets may not be realized. We consider future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We evaluate the need for a valuation allowance on a regular basis and adjust as needed. These adjustments have an impact on our financial statements in the periods in which they are recorded. We determined that a valuation allowance should be recorded against certain of our deferred tax assets based on the criteria of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. As of June 30, 2005, this valuation allowance is still in place.

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

The accounting for stock-based compensation involves a number of estimates about the expected lives of stock options, interest rates, stock volatility, and assumptions as well as the selection of a valuation model. We have elected to use the Black-Scholes option valuation model. A change in any of these estimates or a selection of a different option pricing model could have a material impact on our pro forma net income (loss) disclosures. Beginning in the first quarter of 2006, we will be required to account for stock-based compensation under SFAS No. 123R, Share-Based Payment, which will require us to recognize the estimate on our financial statements. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further discussion.


Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Net sales for the three months ended June 30, 2005 totaled $5.9 million as compared to $6.7 million during the three months ended June 30, 2004.

Net sales in the Textile segment for the three months ended June 30, 2005 totaled $776,000 as compared to $1.0 million during the three months ended June 30, 2004. The decrease in Textile segment sales during the second quarter of 2005 as compared to the second quarter of 2004 was the result of lower sales to one of our major customers, which lower sales were a reflection of weaker seasonal retail demand in the general apparel marketplace. The women's wear segment of the contract garment manufacturing business in which the Textile division competes is very seasonal and, based upon our current customer base, sales continue to be heavily weighted primarily to the third quarter.

Net sales in the Craft segment totaled $5.2 million during the three months ended June 30, 2005 as compared to $5.6 million during the three months ended June 30, 2004. The decrease in Craft segment sales was the result of an increase in the reserve for sales returns in connection with a major program change for a significant customer.

Gross margin during the three months ended June 30, 2005 was $1.6 million as compared to $2.3 million during the three months ended June 30, 2004. The gross margin percent totaled 27.6% during the three months ended June 30, 2005 as compared to 35.1% during the three months ended June 30, 2004.

Gross margin in the Textile segment totaled $126,000 during the three months ended June 30, 2005 versus $208,000 during the three months ended June 30, 2004. The gross margin percent during the three months ended June 30, 2005 totaled 16.2% as compared to 20.3% during the three months ended June 30, 2004. The decrease in Textile segment gross margin during the three months ended June 30, 2005 was the combination of reduced sales as described above and an increase in variable cost of goods sold associated with an increase in raw material costs.

Gross margin in the Craft segment totaled $1.5 million during the three months ended June 30, 2005 as compared to $2.1 million during the same period last year. The Craft segment gross margin percent during the three months ended June 30, 2005 totaled 29.3% as compared to 37.8% during the three months ended June 30, 2004. The decrease in Craft segment gross margin was the result of lower net sales due to higher reserves for sales returns as described above and higher variable costs related to seasonal program changes.

Selling, general and administrative expenses totaled approximately $1.9 million during the three months ended June 30, 2005, as compared to $2.1 million during the three months ended June 30, 2004. The reduction in general and administrative expenses was primarily the result of reduced compensation expense.

Loss before interest, preferred dividends and income taxes during the three months ended June 30, 2005 totaled $283,000 as compared to income of $271,000 during the three months ended June 30, 2004. The decrease in income before interest, preferred dividends and income taxes during the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was primarily due to the reduction in gross profit, as discussed above, offset in part by the lower level of selling, general and administrative expenses.

Net interest expense during the three months ended June 30, 2005 totaled $196,000 as compared to net interest expense of $142,000 during the three months ended June 30, 2004. The increase in interest expense as compared to the same period last year was primarily the result of higher average debt levels during the second quarter 2005 as compared to the second quarter of 2004 combined with an increase in the average interest rate.

Dividends on mandatory redeemable preferred stock totaled $68,000 during the three months ended June 30, 2005 and 2004.

The benefit for income taxes during the three months ended June 30, 2005 was $170,000 as compared to a provision of $49,000 during the three months ended June 30, 2004.


Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net sales for the six months ended June 30, 2005 totaled $12.0 million as compared to $13.3 million during the six months ended June 30, 2004.

Net sales in the Textile segment for the six months ended June 30, 2005 totaled $2.4 million as compared to $1.9 million during the six months ended June 30, 2004. The increase in Textile segment sales during 2005 was the result of a new spring contract garment manufacturing program in 2005. The women's wear segment of the contract garment manufacturing business in which the Textile division competes is very seasonal and, based upon our current customer base, sales continue to be heavily weighted primarily to the third quarter.

Net sales in the Craft segment totaled $9.7 million during the six months ended June 30, 2005 as compared to $11.3 million during the six months ended June 30, 2004. The decrease in Craft segment sales totaling $1.6 million was the result of an increase in the reserve for sales returns in connection with a major program change for a significant customer, lower reorders reflecting reduced retail traffic and lower spring promotional craft orders.

Gross margin during the six months ended June 30, 2005 was $3.5 million as compared to $4.8 million during the six months ended June 30, 2004. The gross margin percent totaled 29.3% during the six months ended June 30, 2005 as compared to 36.0% during the six months ended June 30, 2004.

Gross margin in the Textile segment totaled $378,000 during the six months ended June 30, 2005 versus $394,000 during the six months ended June 30, 2004. The gross margin percent during the six months ended June 30, 2005 totaled 15.9% as compared to 20.4% during the six months ended June 30, 2004. The decrease in Textile segment gross margin during the six months ended June 30, 2005 was the result of lower sales volume as described and higher variable cost of goods sold associated with the spring garment program.

Gross margin in the Craft segment totaled $3.1 million during the six months ended June 30, 2005 as compared to $4.4 million during the same period last year. The Craft segment gross margin percent during the six months ended June 30, 2005 totaled 32.5% as compared to 38.6% during the six months ended June 30, 2004. The decrease in Craft segment gross margin was the result of lower net sales due to higher reserves for sales returns as described above and higher variable cost of goods sold related to seasonal program changes for a major customer.

Selling, general and administrative expenses totaled approximately $3.9 million during the six months ended June 30, 2005, as compared to $4.2 million during the six months ended June 30, 2004. The reduction in general and administrative expenses was primarily the result of reduced compensation expense.

Loss before interest, preferred dividends and income taxes during the six months ended June 30, 2005 totaled $370,000 as compared to income of $542,000 during the six months ended June 30, 2004. The decrease in income before interest, preferred dividends and income taxes during the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was primarily due to the reduction in gross profit, as discussed above, offset in part by the lower level of selling, general and administrative expenses.

Net interest expense during the six months ended June 30, 2005 totaled $358,000 as compared to net interest expense of $266,000 during the six months ended June 30, 2004. The increase in interest expense as compared to the same period last year was primarily the result of higher average debt levels during the first six months of 2005 as compared to the first six months of 2004 combined with an increase in the average interest rate.

Dividends on mandatory redeemable preferred stock totaled $136,000 during the six months ended June 30, 2005 as compared to $137,000 during the same period last year.

The benefit for income taxes during the six months ended June 30, 2005 was $263,000 as compared to a provision of $105,000 during the six months ended June 30, 2004.

Liquidity and Capital Resources

The Company's Textile division provides offshore contract garment manufacturing services. The nature of this business is such that a significant inventory investment is required in the early phases of the production cycle. The Company's borrowing agreement with CIT does not provide funding for this activity until the finished goods are shipped and billed to the customer. As a result, the Company has and will rely on temporary advances from Robert A. Levinson, a stockholder, officer and director of the Company.

At June 30, 2005 the Company's principal sources of liquidity included cash of $5,000 and trade accounts receivable of $3.1 million.

The Company's principal sources of cash flow are from internally generated funds, borrowings under revolving credit facilities, advances under the factoring agreement and advances from Robert A. Levinson, a stockholder, officer and director.

Cash Flow Summary:
(in thousands)

                                                   2005           2004
                                                ----------     ----------
         Net cash (used in) provided by:
                  Operating activities          $   (3,109)    $   (3,288)
                  Investing activities                 (52)          (109)
                  Financing activities               3,134          3,401
                                                ----------     ----------
         Net change in cash                     $      (27)    $        4
                                                ==========     ==========

Net cash flow used in operating activities totaled $3.1 million during the six months ended June 30, 2005, as compared to $3.3 million net cash flow used in operating activities during the same period last year. The reduction in net cash flow used in operating activities totaling $179,000 was primarily the result of a decrease in cash used for operating assets and liabilities, primarily accounts receivable.

Net cash flow used in investing activities totaled $52,000 during the during the six months ended June 30, 2005, as compared to $109,000 during the during the six months ended June 30, 2004, primarily as a result of a $55,000 decrease in capital expenditures.

Net cash provided by financing activities totaled $3.1 million during the six months ended June 30, 2005, as compared to $3.4 million during the same period last year. The decrease in cash provided by financing activities was the result of reduced cash needs due to the lower amounts of cash used in net operating activities and investing activities as discussed above.

Net proceeds from stockholder loans during the six months ended June 30, 2005 totaled $2.5 million as compared to $1.4 million during the same period last year. The increase in stockholder loan is primarily the result of an increase in inventory in the Textile division totaling $736,000, which inventory does not provide borrowing availability under the Company's credit facility as discussed above.

Net borrowings under the Company's credit facilities during the six months ended June 30, 2005, totaled $1.4 million as compared $1.8 million during the same period last year. Net amount repaid to factor during the during the six months ended June 30, 2005 totaled $829,000 as compared to borrowing from factor of $212,000 during the during the six months ended June 30, 2004.

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

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.5 million of which was outstanding at June 30, 2005, (ii) revolving credit advances to the Company, $685,000 of which was outstanding at June 30, 2005 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, $4,679,000 of which was outstanding at June 30, 2005, and a Letter of Credit facility with a limit of $500,000, of which there was none outstanding at June 30, 2005. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.4 million due on January 1, 2007. The revolving credit advances are also due on January 1, 2007. All amounts outstanding under the CIT Facility bear interest at the Chase Bank N.A. prime rate plus 0.5% with a minimum rate of 5.0%.

In connection with the CIT Facility, the Company and its subsidiary have made cross corporate guarantees and have issued first priority liens covering substantially all of the assets of the Company and its subsidiary. The guarantees are full and unconditional. The non-guarantor subsidiary is immaterial and the Company's financial statements are representative of the combined guarantors of which the guarantor subsidiary is 100% owned. In addition, Mr. Robert A. Levinson, a stockholder, officer and director of the Company, provided certain collateral against advances provided under the CIT Facility.

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

Pursuant to a factoring agreement between CIT and the Company, CIT purchases the Textile segment's eligible trade accounts receivable without recourse and assumes substantially all credit risk with respect to such accounts. The amounts due to the Company from CIT under the factoring agreement earn no interest. The factoring agreement allows the Company to obtain advances that bear interest at 0.5% above CIT's prime rate (6.25% at June 30, 2005). The Company pledged its Textile segment's accounts receivable and property and equipment as collateral under the factoring agreement. There is no set limit on borrowings. The amount available for borrowing is based on a formula consisting of 90% of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit.

The promissory note payable to JPMorgan in the amount of $3.0 million is dated May 2, 2002 and has a maturity date of December 31, 2006, as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at June 30, 2005 was 3.84%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

Robert A. Levinson has made long-term loans totaling $500,000 to the Company at an interest rate of 6% per annum. Mr. Levinson has agreed not to require payment of these loans and $332,000 of related accrued interest at June 30, 2005 prior to January 1, 2007.

Mr. Levinson has agreed to personally support the Company's cash requirements to enable it to fulfill its obligations through January 1, 2007, to the extent necessary, up to a maximum amount of $3.0 million. The Company believes its reliance on such commitment is reasonable and that Mr. Levinson has sufficient liquidity and net worth to honor such commitment. The Company believes that Mr. Levinson's written commitment provides the Company with the legal right to request and receive such advances. In the event that Mr. Levinson did not honor such commitment, the Company would have the right to sue Mr. Levinson for breach of his agreement. Mr. Levinson reaffirmed this undertaking in writing on March 9, 2005. In connection with this agreement, Mr. Levinson advanced approximately $2,500,000 to the Company at an interest rate of 6% per annum during the first six months of 2005.

During the six months ended June 30, 2005, the Company was in compliance with all debt covenants.

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


Seasonality and New Product Lines

The Company's Textile business is seasonal and as such the Company generally realizes significantly higher revenues and operating income in the third quarter, as compared to other quarters of the year. Such seasonality takes into account the standard lead-time required by the fashion industry to manufacture apparel, which corresponds to the respective retail selling seasons. Standard lead-time is the period of time commencing when the Company receives an order from a customer and ending when the Company ships the order to the customer. In response to this seasonality, the Company generally increases its inventory levels, and therefore has higher working capital needs during the second and third quarters of its fiscal year. This standard lead-time also results in significant backlogs during the second and third quarters. The Company ships most of these seasonal orders to customers during the third quarter. The Textile division's backlog as of June 30, 2005 was approximately $4.5 million. Although the Company has not had significant cancellations in the past, no assurance can be given that it will not experience a significant level of cancellations in the future or that its backlog at any point in time will be converted to sales. The Company and the U.S. apparel industry in general are sensitive to the business cycle of the national economy. Moreover, the popularity, supply and demand for particular apparel products can change significantly from year to year based on prevailing fashion trends and other factors.

The Company's Craft business is largely based on its ability to fulfill reorders of existing product lines and to place new product lines with retail customers. The business is fundamentally influenced by the buying habits of consumers. Home sewing and craft activities take place on a year-round basis; however, they are generally indoor activities and as a result, they experience an increased participation level during the fall, winter and early spring months. Anticipating this pattern, the Company's retail customers place somewhat larger reorders during the July through March period. Sales are influenced by the introduction of new product lines and the discontinuance of existing product lines. A successful new program requires the retail customer to add the program and experience an acceptable level of sell-through. The Company develops and introduces new programs on a regular basis. However, there is no assurance that its retail customers will buy the new programs and if they do, there is no assurance the consumer will purchase the new programs at an acceptable level.

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

New Accounting Pronouncements

In March 2005, Staff Accounting Bulletin No. 107 ("SAB 107") was issued which expressed views of the Securities and Exchange Commission ("SEC") regarding the interaction between Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-based Payment" and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. Although the Company has not yet determined whether adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirement under SFAS 123R, acceptable methods of determining fair market value, and the magnitude of the impact on its 2005 consolidated net income and earnings per share. However, in April 2005, the SEC announced the adoption of an Amendment to Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS 123R that amends the compliance dates and allows companies to implement SFAS 123R beginning with the first annual reporting period beginning on or after June 15, 2005. The Company intends to adopt SFAS 123R in its fiscal year beginning January 1, 2006.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (" FAS 154"). FAS 154 replaces APB Opinion No. 20, Accounting Changes and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Company's consolidated financial statements.

The FASB issued Staff Position FIN46(R)-5, Implicit Variable Interests Under FASB Interpretation No. 46 (revised December 2003), in March 2005. It addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity ("VIE") or potential VIE when specific conditions exist. The Company did not experience any impact on its financial position or results of operations as a result of its adoption of Fin 46(R)-5 in the second quarter of 2005.

Factors That Could Affect Our Future Results

The Company May Be Dependent Upon Its Principal Stockholder, Officer and Director To Fund Its Future Operations.

Losses sustained in prior years have adversely affected the Company's liquidity. Robert A. Levinson has agreed to continue to personally support the Company's cash requirements up to $3.0 million through January 1, 2007, $2.5 million of which was outstanding at June 30, 2005. There can be no assurance that Mr. Levinson will continue to personally support the Company's cash requirements.

Expansion of Garment Manufacturing Business.

During the second quarter of 2005, the Textile division results experienced a 24% reduction in revenues compared to the second quarter of 2004. There is no assurance that the Company will successfully expand its garment manufacturing business or that such expansion and certain cost saving initiatives will further improve results in the Textile division. The Company remains vulnerable to a variety of business risks generally associated with the entry into a new line of business, the introduction of new product lines and the broadening of its product offerings. The Company will be required to continue to implement changes to certain aspects of its business and could need to expand operations to respond to increased demands. Accordingly, the Company's past growth in contract garment manufacturing cannot be assumed to be indicative of its future operating results. In addition, the encountering of unexpected difficulties or delays, loss of a key customer or manufacturing relationship could adversely affect the Company's business, financial condition or results of operations.

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

The Company's customer base has been and continues to be highly concentrated. The Textile division's two largest customers accounted for approximately 52% and 45%, respectively, during the six months ended June 30, 2005 and 81% and nil, respectively, during the same period last year, of the division's net sales. The Craft division's three largest customers (one mass merchandiser and two specialty chains) represented approximately 44%, 21% and 9%, respectively, in the six months ended June 30, 2005 and 43%, 23% and 9%, respectively, in the six months ended June 30, 2004, of the division's net sales. These customers also represented approximately 69% of the Craft division's outstanding accounts receivable as of June 30, 2005. Based upon historical and recent results and existing relationships with customers, the Company believes that a substantial portion of its net sales and gross profits will continue to be derived from a small number of large customers. We do not have long-term agreements with any of our major customers and purchases generally occur on an order-by-order basis. As a result, a customer that generates substantial revenue for the Company in one period may not be a substantial source of revenue in a future period. In addition, customers generally have the right to terminate their relationship with the Company without penalty and with little or no notice. Without long-term contracts with the majority of its customers, the Company cannot be certain that its customers will continue to purchase its products or that it will be able to maintain a consistent level of sales. A decision by any of our major customers, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from us, or to change their manner of doing business with us, could substantially reduce our revenues and have a material adverse effect on our financial condition and results of operations. There can be no assurance that the Company's largest customers will continue to place orders with the Company or that orders by such customers will continue at their previous levels.

Dependence On Contract Manufacturers

Substantially all of the Company's textile products are manufactured by unaffiliated foreign contract manufacturers. The Company does not have long-term contracts with any of these manufacturers. Foreign manufacturing is subject to a number of risks, including transportation delays and interruptions, political and economic disruptions, tariffs, import and export controls and changes in governmental policies. In addition, stringent controls, such as review and inspection of fabrics, samples, specifications, fit and completed garments and factory visits, must be undertaken to ensure the production of quality products. Although the Company believes that it has instituted such controls, there can be no assurance that such events will not occur in the future, resulting in possible increases in costs and delays of product deliveries resulting in losses of revenue and goodwill. During the second quarter of 2005, the Textile division relied upon three manufacturers for 100% of its production. The Company believes that alternate sources of manufacturing are available if the need were to arise, although there can be no assurance that such alternate facilities would be available on a timely basis or on commercially reasonable terms. Any substantial delay in locating, or inability to locate, acceptable alternate sources of manufacturing could have a material adverse effect on the Company's business, financial condition or results of operations.

The Textile Division Depends On Third Parties For Crucial Raw Materials And Services.

The principal raw materials used by the Textile division are rayon, acetate, acrylic and polyester. The price of polyester varies and is determined by supply and demand as well as the price of petroleum used to produce polyester. If any of its third party knitters, finishers and transporters fail to timely produce quality products and in sufficient quantity or fail to timely deliver finished products, the Company's results would suffer. Two suppliers provided approximately 75% and 25%, respectively, of the Textile division's purchases in the second quarter of 2005.

The Company's Business Is Subject To The Seasonal Nature Of The Industry.

The textile business is seasonal and the Company expects to realize higher revenues and operating income in the third quarter, as compared to other quarters of the year. Such seasonality takes into account the standard lead-time required by the fashion industry to manufacture apparel, which corresponds to the respective retail selling seasons. Standard lead-time is the period of time commencing when the Company receives an order from a customer and ending when the order ships. In response to this seasonality, the Company generally increases its inventory levels, and therefore has higher working capital needs during the second and third quarters of its fiscal year. This standard lead-time also results in significant backlogs during the second and third quarters. The Company ships these large seasonal orders to the customers during the third and fourth quarters. The Textile division's backlog as of June 30, 2005 totaled approximately $4.5 million. Although the Company has not had significant cancellations in the past, no assurance can be given that it will not experience a significant level of cancellations in the future or that its backlog at any point in time will be converted to sales. The Company and the U.S. apparel industry in general are sensitive to the business cycle of the national economy. Moreover, the popularity, supply and demand for particular apparel products can change significantly from year to year based on prevailing fashion trends and other factors. The Company may be unable to compete successfully in any industry downturn.

The craft business is largely based on reorders from its retail customers and on its ability to place new product lines with retail customers; as a result, the business is influenced by the buying habits of consumers. Home sewing and craft activities take place on a year-round basis; however, they are generally indoor activities and as a result they experience an increased participation level during the fall, winter and early spring months. Anticipating this pattern, the Company's retail customers place somewhat larger reorders during the July through March period. Sales are influenced by the introduction of new programs and the discontinuance of existing programs. A successful new program requires the retail customer to add the program and experience an acceptable level of sell-through. The Company develops and introduces new programs on a regular basis. However, there is no assurance that its retail customers will buy the new programs and if they do, there is no assurance the consumer will purchase the new programs at an acceptable level.

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

The Company Is Impacted By Environmental Laws And Regulations.

The Company is subject to a number of federal, state and local environmental laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and comparable state statutes that impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. In addition, the Company is subject to laws concerning treatment, storage and disposal of waste, the discharge of effluents into waterways, the emissions of substances into the air, the content of the products it sells and various health and safety matters, including product labeling requirements. The Company's operations must meet extensive federal, state and local regulatory standards in the areas of safety, health and environmental pollution controls. Although the Company believes that its business is operating in compliance in all material respects with such laws, statutes and regulations, many of which provide for substantial penalties for violations, there can be no assurance that future changes in federal, state, or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures.

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

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose it to market risk. Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $13.8 million at June 30, 2005 under our revolving credit facility and stockholder loans. A change in interest rates of one percent on the balance outstanding at June 30, 2005 would cause a change in total annual interest costs of $138,000. The carrying values of these borrowings approximate their fair values at June 30, 2005.

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

No change occurred in the Company's internal controls concerning financial reporting during the second quarter of the fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.



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

ITEM 6.  EXHIBITS


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


                                        LEVCOR INTERNATIONAL, INC.



Date: August 15, 2005                   /s/ ROBERT A. LEVINSON
      ---------------                   ----------------------------------------
                                        Robert A. Levinson
                                        Chairman of the Board, President and
                                        Chief Executive Officer


Date: August 15, 2005                   /s/ EDWARD F. COOKE
      ---------------                   ----------------------------------------
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