Form 10-Q
period 2005-09-30
LEVCOR INTERNATIONAL INC
filed 2005-11-14
CIK 76094

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
                               ------------------


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

As of November 14, 2005, 5,331,881 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

================================================================================

                           LEVCOR INTERNATIONAL, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
         as of September 30, 2005 and December 31, 2004 (audited)..............1

         Condensed Consolidated Statements of Operations
         for the Three and Nine Months Ended September 30, 2005 and 2004.......2

         Condensed Consolidated Statements of Comprehensive Income (Loss)
         for the Three and Nine Months Ended September 30, 2005 and 2004.......2

         Condensed Consolidated Statements of Cash Flows
         for the Nine Months Ended September 30, 2005 and 2004.................3

         Notes to Condensed Consolidated Financial Statements
         September 30, 2005 and 2004...........................................4


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...............................................14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........31

Item 4.  Controls and Procedures..............................................31

PART II. OTHER INFORMATION

Item 1   Legal Proceedings....................................................32

Item 5   Other Information....................................................32

Item 6.  Exhibits ............................................................33

         Signatures...........................................................34

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

ASSETS
Current Assets:                                                        September 30, 2005    December 31, 2004
                                                                           (Unaudited)           (Audited)
                                                                          ------------          ------------
     Cash                                                                 $         62          $         32
     Accounts receivable trade, net                                              4,117                 3,601
     Inventories, net                                                            7,769                 7,729
     Deferred income taxes                                                       1,244                   898
     Other current assets                                                          238                   214
                                                                          ------------          ------------
         Total current assets                                                   13,430                12,474

Property, Plant and Equipment, net                                               2,068                 2,305
Goodwill                                                                         2,543                 4,843
Deferred income taxes                                                            3,457                 3,611
Other assets                                                                     1,017                 1,651
                                                                          ------------          ------------
         Total Assets                                                     $     22,515          $     24,884
                                                                          ============          ============

LIABILITIES
Current Liabilities:
     Revolving loan and current maturities of long-term debt              $      5,582          $      3,987
     Due to factor                                                                 173                 1,403
     Stockholder loan, current portion                                           2,000                    --
     Accounts payable                                                            1,872                 1,848
     Other current liabilities                                                     819                 1,219
                                                                          ------------          ------------
         Total current liabilities                                              10,446                 8,457
                                                                          ------------          ------------
Long-term debt, less current maturities                                          4,335                 4,443
Stockholder loan                                                                   839                   816
Pension liabilities                                                              5,836                 5,907
Post retirement medical liabilities                                              2,005                 2,154
Environmental liabilities                                                        1,354                 1,388
Other liabilities                                                                  204                   349
Mandatory Redeemable Preferred Stock, par value $0.01 per share
     8,000,000 shares authorized:  Shares issued and outstanding:
     Series A - 4,555,007                                                        4,555                 4,555
                                                                          ------------          ------------
         Total Liabilities                                                      29,574                28,069
                                                                          ------------          ------------

STOCKHOLDERS' DEFICIT
Common Stock, par value $0.01 per share
     15,000,000 shares authorized;
     Shares issued and outstanding: 5,331,881 as of September 30, 2005
         and 5,329,564 at December 31, 2004                                         54                    54
Paid in capital                                                                 33,238                33,234
Accumulated Deficit                                                            (37,411)              (33,535)
Accumulated Other Comprehensive Loss                                            (2,872)               (2,858)
Unearned Compensation                                                              (68)                  (80)
                                                                          ------------          ------------
Total Stockholders' Deficit                                                     (7,059)               (3,185)
                                                                          ------------          ------------
Total Liabilities and Stockholders' Deficit                               $     22,515          $     24,884
                                                                          ============          ============

See Notes to Condensed Consolidated Financial Statements.

                           LEVCOR INTERNATIONAL, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Amounts in thousands, except per share data)

                                                           Three Months Ended             Nine Months Ended
                                                              September 30,                 September 30,
                                                        -------------------------     -------------------------
                                                           2005           2004           2005           2004
                                                        ----------     ----------     ----------     ----------
Net sales                                               $   10,894     $   13,141     $   22,935     $   26,415
Cost of sales                                                8,870          9,836         17,388         18,335
                                                        ----------     ----------     ----------     ----------
                                                             2,024          3,305          5,547          8,080
Selling, general and administrative expenses                 1,908          2,214          5,801          6,447
Goodwill and Trademarks impairment - Textile segment         3,009             --          3,009             --
Other income                                                    --           (102)            --           (102)
                                                        ----------     ----------     ----------     ----------
Income (loss) before interest, preferred dividends
     and income taxes                                       (2,893)         1,193         (3,263)         1,735
Interest expense, net                                          234            178            592            444
Dividends on mandatory redeemable preferred stock               69             68            205            205
                                                        ----------     ----------     ----------     ----------
Income (loss) before income taxes                           (3,196)           947         (4,060)         1,086
Provision (benefit) for income taxes                            79            378           (184)           483
                                                        ----------     ----------     ----------     ----------
Net income (loss)                                       $   (3,275)    $      569     $   (3,876)    $      603
                                                        ==========     ==========     ==========     ==========

Earnings (loss) per share:
         Basic                                          $     (.61)    $      .11     $     (.73)    $      .11
                                                        ==========     ==========     ==========     ==========
         Diluted                                        $     (.61)    $      .11     $     (.73)    $      .11
                                                        ==========     ==========     ==========     ==========

Weighted average shares outstanding - basic                  5,332          5,323          5,332          5,283
Potential common stock                                          --             61             --             79
                                                        ----------     ----------     ----------     ----------
Weighted average shares outstanding - diluted                5,332          5,384          5,332          5,362
                                                        ==========     ==========     ==========     ==========

See Notes to Condensed Consolidated Financial Statements.


                           LEVCOR INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                             (Dollars in thousands)


                                                       Three Months Ended            Nine Months Ended
                                                          September 30,                September 30,
                                                    -------------------------    -------------------------
                                                       2005           2004          2005           2004
                                                    ----------     ----------    ----------     ----------
Net income (loss)                                   $   (3,275)    $      569    $   (3,876)    $      603
Other comprehensive income (loss):
         Foreign currency translation adjustment            --              3           (14)            (9)
                                                    ----------     ----------    ----------     ----------
Comprehensive income (loss)                         $   (3,275)    $      572    $   (3,890)    $      594
                                                    ==========     ==========    ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                      Nine Months Ended September 30,
                                                                       -----------------------------
                                                                           2005             2004
                                                                       ------------     ------------
Cash Flows Used In Operating Activities:
Net income (loss)                                                      $     (3,876)    $        603
Reconciliation of net income (loss) to net cash used in operations:
   Goodwill and Trademarks impairment - Textile segment                       3,009               --
   Depreciation and amortization                                                291              338
   Deferred tax provision (benefit)                                            (192)             415
   Stock based compensation                                                       4               27
    Gain on sale of investment                                                   --             (102)
Changes in operating assets and liabilities:
   Accounts receivable trade, net                                              (516)          (1,545)
   Inventories, net                                                              15           (1,758)
   Other current assets                                                         (24)             (89)
   Other assets                                                                (129)              13
   Accounts payable                                                              24            1,512
   Other current liabilities                                                   (400)            (194)
   Pension liabilities                                                          (71)             (64)
   Post retirement medical liabilities                                         (149)            (164)
   Environmental liabilities                                                    (34)              (1)
   Other liabilities                                                           (145)            (240)
                                                                       ------------     ------------
        Net cash used in operating activities                                (2,193)          (1,249)
                                                                       ------------     ------------

Cash Flows Used In Investing Activities:
Capital expenditures                                                            (19)             (93)
Investment in other assets                                                      (38)             (49)
Proceeds from sale of investment                                                 --              102
                                                                       ------------     ------------
        Net cash used in investing activities                                   (57)             (40)
                                                                       ------------     ------------

Cash Flows From Financing Activities:
Borrowings under revolving loan                                              16,047           18,810
Repayments under revolving loan                                             (14,452)         (16,422)
Repayment of long term debt                                                    (108)            (108)
Due to factor                                                                (1,230)            (992)
Stockholder loans, net                                                        2,023               (5)
Proceeds from exercise of stock options                                          --               35
                                                                       ------------     ------------
        Net cash provided by financing activities                             2,280            1,318
                                                                       ------------     ------------

Increase in cash                                                                 30               29
Cash at beginning of period                                                      32               44
                                                                       ------------     ------------
Cash at end of period                                                  $         62     $         73
                                                                       ============     ============

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Interest                                                            $        523     $        449
                                                                       ============     ============
   Income taxes                                                        $         50     $         66
                                                                       ============     ============

Non-cash transactions:
   Stock issued on option exercise                                     $         --     $        145
                                                                       ============     ============
   Treasury stock acquired in relation to stock option exercise        $         --     $        145
                                                                       ============     ============
   Retirement of treasury stock                                        $         --     $        222
                                                                       ============     ============

See Notes to Condensed Consolidated Financial Statements

                           LEVCOR INTERNATIONAL, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


NOTE 1: BASIS OF PRESENTATION
-----------------------------

The Condensed Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004 (Audited) and the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004 and Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 include the accounts of Levcor International, Inc. ("Levcor" or "the Company") and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of regulation S-X and accounting principles generally accepted in the United States of America ("GAAP"), as applicable to interim financial information and following other requirements of the Securities and Exchange Commission ("SEC") for interim reporting. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes normally required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. The interim results are not necessarily indicative of the results for a full year and do not contain information included in the Company's annual consolidated financial statements and notes for the year ended December 31, 2004. The consolidated balance sheet as of December 31, 2004 was derived from audited financial statements, but does not include all disclosures required by GAAP. Reference should be made to the Company's annual report filed on Form 10-KSB for the year ended December 31, 2004.

NOTE 2:   SUBSEQUENT EVENT
--------------------------

On November 9, 2005, the Company's Board of Directors approved management's plan to exit the garment manufacturing business. Garment manufacturing represented 96% and 89% of the Textile segment's revenue during the year ended December 31, 2004 and the nine months ended September 30, 2005, respectively, and as a result, the Company's future revenue is expected to be significantly lower. The decision to exit this business was the result of operating losses incurred this year resulting from lower than planned business volume from our major customer and an inability to attract additional customers. In addition, a decrease in margins due to an increase in raw material costs, and the long production lead times and the related working capital requirements of the business contributed to interest costs that exceeded the segment's operating profits. The Company is in the process of identifying possible opportunities for disposing of the remaining garment manufacturing inventory. The Company intends to continue to conduct the Textile division's fabric conversion business to a very limited extent but may not be required to report the Textile division as a separate segment in the future.

Management has determined that its plan to dispose of the garment manufacturing business does not meet the requirements of Financial Accounting Standards Board No. 144, "Accounting for the Impairment or Disposal of Long-Termed Assets", for classification as discontinued operations at September 30, 2005.

The results of operations of the garment manufacturing business which the Company plans to exit will not be reported as discontinued operations until the period in which the related assets are abandoned, distributed or exchanged. At September 30, 2005, the assets and liabilities of the garment manufacturing business continue to be classified as held for use and the results of operations for the nine months then ended are included in the results of continuing operations.

In connection with the preparation of the financial statements for the three and nine months ended September 30, 2005, management concluded that the carrying amounts of goodwill and trademarks related to the textile segment were deemed to be fully impaired as of September 30, 2005 and were written off accordingly.

NOTE 3:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Nature of Operation: The Company (i) operated a textile business that manufactured garments for sale in the apparel industry and converts fabrics into piece goods that are sold to apparel manufacturers and (ii) manufactures, packages and distributes a line of buttons and other craft products for sale in the home sewing and craft retail industry. The Company sells its products to customers primarily in the United States and also has distribution in Canada and Europe.

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

Revenue is reported net of a reserve for sales returns and allowances. Sales returns and allowances are estimated based upon specific agreements and or historical patterns with major accounts.

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

Intangible Assets: The Company reviews goodwill and trademarks intangible assets for impairment annually, or more frequently if impairment indicators arise. In connection with this review and the preparation of the financial statements for the three and nine months ended September 30, 2005, the Company determined that the goodwill and trademark amounts related to the Textile segment were fully impaired and these amounts were written off as of September 30, 2005.

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

                                                  Three Months Ended           Nine Months Ended
                                                     September 30,                September 30,
                                               -------------------------    -------------------------
                                                  2005           2004          2005           2004
                                               ----------     ----------    ----------     ----------
         Net income (loss)
              As Reported                      $   (3,275)    $      569    $   (3,876)    $      603
              Pro Forma                        $   (3,292)    $      553    $   (3,929)    $      556
         Basic Earnings (loss) per share:
              As Reported                      $     (.61)    $      .11    $     (.73)    $      .11
              Pro Forma                        $     (.62)    $      .10    $     (.74)    $      .11
         Diluted Earnings (loss) per share:
              As Reported                      $     (.61)    $      .11    $     (.73)    $      .11
              Pro Forma                        $     (.62)    $      .10    $     (.74)    $      .10

Earnings (loss) per share: Basic and diluted earnings (loss) per share ("EPS") are calculated in accordance with Financial Accounting Standards Board ("FASB")
Statement No. 128, Earnings Per Share. Weighted average shares used in computing basic and diluted EPS are as follows:


                                                    Three Months Ended           Nine Months Ended
                                                       September 30,               September 30,
                                                 ------------------------    ------------------------
                                                    2005          2004          2005          2004
                                                 ----------    ----------    ----------    ----------
         Weighted average shares outstanding:
         Basic                                    5,331,881     5,323,242     5,331,728     5,282,884
         Effect of dilutive securities                   --        60,630            --        78,897
                                                 ----------    ----------    ----------    ----------
         Diluted                                  5,331,881     5,383,872     5,331,728     5,361,781
                                                 ==========    ==========    ==========    ==========

Dilutive securities include stock options.

For the three and nine months ended September 30, 2005, there were outstanding options to purchase 86,300 shares of common stock which were "in the money" but not included in the computation of diluted EPS, as the effect on net loss per share would be anti-dilutive. In addition, for the three and nine months ended

September 30, 2005, there were 359,300 shares of common stock which were not included in the computation of diluted EPS because the options' exercise prices were greater than the closing market price at September 30, 2005.

For the three and nine months ended September 30, 2004, outstanding options to purchase 344,800 shares of common stock were not included in the computations of diluted EPS, because the options' exercise prices were greater than the closing market price of the common stock at September 30, 2004.

Reclassifications: Certain reclassifications have been made to the prior period's financial statements to conform to the current period presentation.

New Accounting Pronouncements: On July 14, 2005, FASB issued its Exposure Draft, "Accounting for Uncertain Tax Positions", which is a proposed interpretation to FASB Statement No. 109, "Accounting for Income Taxes." This proposed interpretation would require an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position. In evaluating whether the probable recognition threshold has been met, this proposed interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The term probable is used in this proposed interpretation consistent with its use in FASB Statement No. 5, "Accounting Contingencies", to mean "the future event or events are likely to occur." Individual tax positions that fail to meet the probable recognition threshold will generally result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The impact may also include both (a) and (b). The proposed interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005. The initial recognition of the effect of applying the proposed interpretation would be a cumulative effect of a change in accounting principle. The comment period for the proposed interpretation ends on October 28, 2005. The Company is currently evaluating the impact of the Exposure Draft on its financial statements

In December 2004, the FASB issued Emerging Issues Task Force ("EITF") 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, requiring the inclusion of convertible shares in diluted EPS regardless of whether the market price trigger has occurred for all periods presented. This requirement will not have an impact on the presentation of our consolidated financial statements in future periods of profitability.

NOTE 4:  SEGMENT INFORMATION
----------------------------

Through the third quarter of 2005, the Company operated in two reportable segments: Textile and Craft. Accounting policies of the two segments are substantially the same as those described in the summary of significant accounting policies as presented in the financial statements as of and for the year ended December 31, 2004, which were included in the Company's most recent Form 10-KSB. All revenues generated in the segments are external.

The following table sets forth information regarding revenue and operating income (loss) by reportable segment (dollars in thousands):

                                                    Three Months Ended            Nine Months Ended
                                                       September 30,                 September 30,
                                                 -------------------------     -------------------------
                                                    2005           2004           2005           2004
                                                 ----------     ----------     ----------     ----------
         Revenue:
           Textile                               $    4,798     $    6,968     $    7,171     $    8,895
           Craft                                      6,096          6,173         15,764         17,520
                                                 ----------     ----------     ----------     ----------
                                                 $   10,894     $   13,141     $   22,935     $   26,415
                                                 ==========     ==========     ==========     ==========
         Operating income (loss):
           Textile - operating income (loss)
                     before impairment           $     (613)    $      858     $   (1,086)    $      290
           Textile - impairment                      (3,009)            --         (3,009)            --
           Craft                                        942            594          1,676          2,250
                                                 ----------     ----------     ----------     ----------
                                                 $   (2,680)    $    1,452     $   (2,419)    $    2,540
                                                 ==========     ==========     ==========     ==========
         Corporate general and
           administrative expense                       213            361            844            907
         Other income                                    --           (102)            --           (102)
         Interest expense, net                          234            178            592            444
         Dividends on mandatory
           redeemable preferred stock                    69             68            205            205
         Provision (benefit) for income taxes            79            378           (184)           483
                                                 ----------     ----------     ----------     ----------
         Net income (loss)                       $   (3,275)    $      569     $   (3,876)    $      603
                                                 ==========     ==========     ==========     ==========

         Depreciation and amortization:
           Textile                               $        7     $       12     $       19     $       36
           Craft                                         93            100            260            286
           Corporate                                      4              4             12             16
                                                 ----------     ----------     ----------     ----------
                                                 $      104     $      116     $      291     $      338
                                                 ==========     ==========     ==========     ==========

         Capital expenditures:
           Textile                               $       --     $       --     $       --     $       21
           Craft                                         --             19             19             72
                                                 ----------     ----------     ----------     ----------
                                                 $       --     $       19     $       19     $       93
                                                 ==========     ==========     ==========     ==========


                                        September 30, 2005    December 31, 2004
                                        ------------------    -----------------
         Total assets:
           Textile                         $      1,940         $      5,482
           Craft                                 20,575               19,402
                                           ------------         ------------
                                           $     22,515         $     24,884
                                           ============         ============

NOTE 5:  INVENTORIES
--------------------

The components of inventories, net of reserves, are as follows (dollars in thousands):

                                       September 30, 2005    December 31, 2004
                                       ------------------    -----------------

         Raw materials                    $      3,670         $      4,641
         Work in progress                          418                  167
         Finished goods                          3,681                2,921
                                          ------------         ------------
                                          $      7,769         $      7,729
                                          ============         ============

Inventories were valued on a weighted average cost method basis. Inventories are stated at the lower of cost or market. Cost elements included in inventory are material, labor and overhead, primarily using standard cost, which approximates actual cost.

NOTE 6:  PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

The components of Property, Plant and Equipment are as follows (dollars in thousands):

                                                         September 30, 2005     December 31,2004
                                                         ------------------     ----------------
         Land and improvements                              $         77          $         80
         Buildings and improvements                                2,471                 2,497
         Machinery and equipment                                   2,055                 2,128
                                                            ------------          ------------
                                                                   4,603                 4,705
         Less: Accumulated depreciation and amortization          (2,535)               (2,400)
                                                            ------------          ------------
                                                            $      2,068          $      2,305
                                                            ============          ============

Depreciation and amortization expense for the nine months ended September 30, 2005 and 2004 were approximately $291,000 and $338,000, respectively, and approximately $104,000 and $116,000, respectively, for the three months ended September 30, 2005 and 2004.

NOTE 7:  SHORT TERM AND LONG TERM DEBT
--------------------------------------

The Company has a credit facility with the CIT Group, Inc. ("CIT") and a promissory note payable to JPMorgan Chase Bank ("JPMorgan"). In addition, the Company has borrowings and advances outstanding from Robert A. Levinson, a stockholder, officer and director of the Company.

The Company's credit facility with CIT (the "CIT Facility") provides for maximum aggregate borrowings of up to $7.5 million in the form of revolving credit, letters of credit and term loans. The CIT Facility is comprised of separate financing agreements with the Company and its wholly-owned subsidiary, Blumenthal Lansing Company, LLC ("Blumenthal"). Availability under the Company's credit facility with CIT as of September 30, 2005 totaled $24,000.

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.5 million of which was outstanding at September 30, 2005, (ii) revolving credit advances to the Company, $763,000 of which was outstanding at September 30, 2005 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, $4,675,000 of which was outstanding at September 30, 2005, and a Letter of Credit facility with a limit of $500,000, of which there was none outstanding at September 30, 2005. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.3 million due on January 1, 2007. The revolving credit advances are also due on January 1, 2007. All amounts outstanding under the CIT Facility bear interest at the Chase Bank N.A. prime rate plus 0.5% with a minimum rate of 5.0%.

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

Pursuant to a factoring agreement between CIT and the Company, CIT purchases the Textile segment's eligible trade accounts receivable without recourse and assumes substantially all credit risk with respect to such accounts. The amounts due to the Company from CIT under the factoring agreement earn no interest. The factoring agreement allows the Company to obtain advances that bear interest at 0.5% above CIT's prime rate (6.75% at September 30, 2005). The Company pledged its Textile segment's eligible accounts receivable and property and equipment as collateral under the factoring agreement. There is no set limit on borrowings. The amount available for borrowing is based on a formula consisting of 90% of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit.

The promissory note payable to JPMorgan in the amount of $3.0 million is dated May 2, 2002 and has a maturity date of December 31, 2006, as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at September 30, 2005 was 3.84%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

Robert A. Levinson has made long-term loans totaling $500,000 to the Company at an interest rate of 6% per annum. Mr. Levinson has agreed not to require payment of these loans and $339,000 of related accrued interest at September 30, 2005 prior to January 1, 2007.

Mr. Levinson has agreed to personally support the Company's cash requirements to enable it to fulfill its obligations through January 1, 2007, to the extent necessary, up to a maximum amount of $3.0 million. The Company believes its reliance on such commitment is reasonable and that Mr. Levinson has sufficient liquidity and net worth to honor such commitment. The Company believes that Mr. Levinson's written commitment provides the Company with the legal right to request and receive such advances. In the event that Mr. Levinson did not honor such commitment, the Company would have the right to sue Mr. Levinson for breach of his agreement. Mr. Levinson reaffirmed this undertaking in writing on March 9, 2005. In connection with this agreement, Mr. Levinson advanced approximately $2.5 million to the Company at an interest rate of 6% per annum during the first nine months of 2005 of which $2.0 million was outstanding at September 30, 2005.

During the nine months ended September 30, 2005, the Company was in compliance with all debt covenants.

Future maturities of long-term debt during each of the next five years ending September 30 and thereafter were as follows (in thousands):

                           2006            $      144
                           2007                 5,174
                           Thereafter              --
                                           ----------
                                           $    5,318
                                           ==========

NOTE 8:  PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
--------------------------------------------------------

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

In addition to the liability of $4.4 million for this Company sponsored plan, the Company also has an additional pension liability in the amount of $1.1 million at September 30, 2005 in connection with a terminated multi-employer plan which requires annual payments of $142,000 through 2016. In addition, the Company has a $331,000 deferred compensation liability payable to the former owner of an acquired business.

The Company provides certain health and life insurance benefits for eligible retirees and their dependents. The plan was frozen as of January 1, 1993 and Employees hired after January 1, 1993 are not eligible to receive benefits under this plan. The Company accounts for post-retirement benefits in accordance with SFAS Number 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions", whereby the cost of post-retirement benefits are accrued during employees' working careers. The plan is not funded. The Company's policy is to pay the cost of benefits as incurred. Certain benefits are available to full-time employees who were over age 30, as of January 1, 1992, provided such employees work for the Company for 25 years and reach certain ages, but not less than age 55. As of September 30, 2005, the liability for these post retirement benefits totaled $2.0 million.

A summary of net periodic benefit costs of the Company's defined benefit plan and post retirement medical benefit plan for the three ended September 30, 2005 and 2004, respectively, are as follows (dollars in thousands):

                                                                     September 30
                                               -------------------------------------------------------
                                                   Three Months Ended             Nine Months Ended
                                               -------------------------     -------------------------
         Pension Benefits                         2005           2004           2005           2004
         ----------------                      ----------     ----------     ----------     ----------
         Service                               $       --     $       --     $       --     $       --
         Interest cost                                304            323            912            969
         Expected return on plan assets              (342)          (341)        (1,026)        (1,023)
         Amortization of prior service cost            --             --             --             --
         Recognized net actuarial loss                 46             38            138            114
                                               ----------     ----------     ----------     ----------
         Net periodic benefit cost             $        8     $       20     $       24     $       60
                                               ==========     ==========     ==========     ==========


                                                                     September 30
                                               -------------------------------------------------------
                                                   Three Months Ended             Nine Months Ended
                                               -------------------------     -------------------------
         Other Benefits                           2005           2004           2005           2004
         --------------                        ----------     ----------     ----------     ----------
         Service                               $        4     $       --     $       12     $       --
         Interest cost                                 14             17             42             51
         Expected return on plan assets                --             --             --             --
         Amortization of prior service cost            (4)            (4)           (12)           (12)
         Recognized net actuarial gain                (26)           (20)           (78)           (60)
                                               ----------     ----------     ----------     ----------
         Net periodic benefit (gain)           $      (12)    $       (7)    $      (36)    $      (21)
                                               ==========     ==========     ==========     ==========

For more information on the Company's pension and other post-retirement benefit plans, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB.

NOTE 9:  MANDATORY REDEEMABLE PREFERRED STOCK
---------------------------------------------

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

The Company accounts for Series A Preferred Stock in accordance with the provisions of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities". Accordingly, the redeemable preferred stock has been classified as a liability on the balance sheet at redemption value as of September 30, 2005 and December 31, 2004. The Statements of Operations for the nine months ended September 30, 2005 and 2004 include $205,000 of preferred stock dividends paid. For the three months ended September 30, 2005 and 2004, $69,000 and $68,000, respectively, of preferred stock dividends paid have been included in the determination of operating income
(loss).

NOTE 10:  COMMON STOCK AND STOCK OPTIONS
----------------------------------------

During the nine months ended September 30, 2005 and 2004, the Company issued an aggregate of 2,317 shares and 9,484 shares, respectively, of common stock to a director and recorded such issuance as stock based compensation expense. The aggregate values of the shares were approximately $4,000 and $27,000, respectively, for the nine months ended September 30, 2005 and 2004.

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

NOTE 11:  CUSTOMER AND SUPPLIER CONCENTRATIONS
----------------------------------------------

The Craft division's three largest customers (one mass merchandiser and two specialty chains) represented approximately 45%, 25% and 8%, respectively, in the nine months ended September 30, 2005 and 45%,21% and 8%, respectively, in the nine months ended September 30, 2004, of the division's net revenues. These Craft division customers also represented approximately 86% of the total outstanding accounts receivable as of September 30, 2005. A reduction in sales to any of these customers could adversely impact the financial condition and results of operations of the Company.

The Textile division's two largest customers for contract garment manufacturing accounted for approximately 79% and 20%, respectively, during the nine months ended September 30, 2005 and 90% and nil, respectively, during the nine months ended September 30, 2004, of the division's sales.

NOTE 12:  RELATED PARTY TRANSACTIONS
------------------------------------

Robert A. Levinson has provided long-term loans of $839,000 including accrued interest of $339,000 to the Company as of September 30, 2005. He has also made short term advances of approximately $2.5 million during the nine months ended September 30, 2005 of which $2.0 million was outstanding at September 30, 2005 and he has pledged collateral in support of certain Company obligations. See
Note 7 for a description of these transactions.

In addition to being a director of the Company, Edward H. Cohen serves as counsel to Katten Muchin Rosenman LLP, legal counsel to the Company. During the nine months ended September 30, 2005 and 2004, fees for services provided to the Company by Katten Muchin Rosenman LLP totaled approximately $159,000 and $98,000 respectively. Mr. Cohen does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

NOTE 13:  COMMITMENTS AND CONTINGENCIES
---------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Introduction

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Report on Form 10-Q. The discussion in this Report contains both historical information and forward-looking statements. A number of factors affect our operating results and could cause our actual future results to differ materially from any forward-looking results discussed below, including, but not limited to, future revenue opportunities, reliance on short term advances from a significant stockholder, reliance on a limited number of significant customers, reliance on third party suppliers and manufacturers, inventory risk, growth of the Company's craft business in Europe and North America, the expansion and future growth of the Company's customer base and strategic and distribution relationships, future capital, marketing and sales force needs, the Company's ability to manage expenses and maintain margins, the possible acquisition of complementary products and businesses, and other risks and uncertainties that may be detailed herein, and from time-to-time, in the Company's other reports filed with the Securities and Exchange Commission. In some cases, you can identify forward-looking statements by terminology such as "anticipates", "appears", "believes", "continue", "could", "estimates", "expects", "goal", "hope", "intends", "may", "our future success depends", "plans", "potential", "predicts", "projects", "reasonably", "seek to continue", "should", "thinks", "will" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed in the section of this report titled "Factors Affecting Future Operating Results". These factors may cause our actual results to differ materially from any forward-looking statement.

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

In 1995, the Company acquired a woven fabric converting business that converts cotton, synthetics and blended fabrics for sale to domestic apparel manufacturers. In 1999, the Company purchased a knit fabric and processing business that produces knit fabrics used in the production of apparel. These acquisitions formed the basis of the Textile division's historic fabric conversion business. The Textile division will convert woven textile fabrics and processes woven and knit textile fabrics. These fabrics will be sold for production principally to domestic manufacturers of women's apparel. The Company anticipates that fabric conversion, while profitable, will be a small component of the Company's overall business and revenue.

In 2003, the Company acquired by merger Carlyle Industries, Inc. ("Carlyle"). This acquisition formed the basis of the Company's current Craft business.

On November 9, 2005, the Company's Board of Directors approved management's plan to exit the garment manufacturing business. Garment manufacturing represented 96% and 89% of the Textile segment's revenue during the year ended December 31, 2004 and the nine months ended September 30, 2005, respectively, and as a result, the Company's future revenue is expected to be significantly lower. The decision to exit this business was the result of operating losses incurred this year resulting from lower than planned business volume from our major customer and an inability to attract additional customers. In addition, a decrease in margins due to an increase in raw material costs, and the long production lead times and the related working capital requirements of the business contributed to interest costs that exceeded the segment's operating profits. The Company is currently in the process of identifying possible opportunities for disposing of the remaining garment manufacturing inventory. The Company intends to continue to conduct the Textile division's fabric conversion business to a very limited extent, but may not be required to report the Textile division as a separate segment in the future.

Management has determined that its plan to dispose of the garment manufacturing business does not meet the requirements of Financial Accounting Standards Board No. 144, "Accounting for the Impairment or Disposal of Long-Termed Assets", for classification as discontinued operations at September 30, 2005.

The results of operations of the garment manufacturing business which the Company plans to exit will not be reported as discontinued operations until the period in which the related assets are abandoned, distributed or exchanged. At September 30, 2005, the assets and liabilities of the garment manufacturing business continue to be classified as held for use and the results of operations for the nine months then ended are included in the results of continuing operations.

The Textile fabric converting process consists of (i) designing fabrics, (ii) purchasing yarns both dyed and undyed and commissioning knitting mills to knit the yarns into greige (unfinished) fabric according to the Company's specifications, and (iii) commissioning fabric finishers to finish the fabrics through a process of washing, bleaching, dyeing and applying certain chemical finishes to greige fabric according to the Company's specifications. Finished apparel is fabric that is ready to be cut and sewn into garments.

In connection with the preparation of the financial statements for the three and nine months ended September 30, 2005, management concluded that the carrying amounts of goodwill and trademarks related to the textile segment were deemed to be fully impaired as of September 30, 2005 and were written off accordingly.

Craft Division

The Craft segment sells product in the home sewing and craft retail industry. Its retail customers are located primarily in the United States with some additional distribution in Canada and Europe.

The Company's strategy to expand its business and improve profitability includes, among other things:

     o expanding its craft distribution product offerings, business and customer base within retail and wholesale markets, including an expansion into international markets, primarily in Canada and Europe; and

     o acquiring new lines of business within the Craft industry through acquisition.

The Craft division manufactures, packages and distributes buttons, embellishments, craft products and complimentary product lines, including appliques, craft kits and fashion and jewelry accessories. These products are marketed to the home sewing and craft customers. The Craft division's products are sold to mass merchandisers, specialty chains and independent retailers and wholesalers. Products are sold under the La Mode (R), Le Chic (R), Streamline
(R), Favorite Findings (R), Crafter's Images (R), and Button Fashion (R) registered trademarks and the Le Bouton, La Petite, Classic, Boutique, Elegant and Mill Mountain brand names. The Craft division also produces and distributes a private-label button line for one of the nation's best-known retailers.

The button products are sold primarily for use in the home sewing market where buttons are used for garment manufacturing, replacement and the upgrading and/or restyling of ready-to-wear clothing. More modest button usage is found in craft projects, home decorating and garment manufacturing. The domestic market is concentrated and is served by national and regional fabric specialty chains, mass merchandisers, independent fabric stores, notions wholesalers and craft stores and chains.

Domestic shipments are made primarily to individual stores with a smaller percentage to warehouse locations. The European business is primarily serviced by third party distributors from the Company's button manufacturing and distribution facility in Veendam, the Netherlands.

The Craft division's accounts include fabric and craft specialty chains, mass merchandisers carrying buttons and crafts, distributors and many independent stores. Mass merchandisers and specialty chain customers are characterized by the need for sophisticated electronic support, rapid turn-around of merchandise and direct-to-store service to customers with hundreds to thousands of locations nationwide. The Craft division enjoys long-standing ties to all of its key accounts and the average relationship with its ten largest customers extends over 30 years. Due to the large account nature of its customer base, most customer contact is coordinated by management and additional sales coverage is provided by regional sales managers. Many smaller retailers are serviced by independent representatives and representative organizations.

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

The Craft division's three largest customers (one mass merchandiser and two specialty chains) represented approximately 45%, 25% and 8%, respectively, during the nine months ended September 30, 2005, and 45%, 21% and 8%, respectively, during the nine months ended September 30, 2004, of the division's net revenues. These Craft division customers also represented approximately 86% of the total outstanding accounts receivable as of September 30, 2005.

A reduction in sales to any of the Textile or Craft divisions' major customers could adversely impact the financial condition and results of operations of the Company.

Textile Division

On November 9, 2005, the Company's Board of Directors approved management's plan to exit the garment manufacturing business. Garment manufacturing represented 96% and 89% of the Textile segment's revenue during the year ended December 31, 2004 and the nine months ended September 30, 2005, respectively. The decision to exit this business was the result of a variety of factors, operating losses incurred this year resulting from lower than planned business volume from our major customer and an inability to attract additional customers. In addition, a decrease in margins due to an increase in raw material costs, and the long production lead times and the related working capital requirements of the business contributed to interest costs that exceeded the segment's operating profits. The Company is currently in the process of identifying possible opportunities for disposing of the remaining garment manufacturing inventory. The Company intends to continue to conduct the Textile division's fabric conversion business to a very limited extent, but may not be required to report the Textile division as a separate segment in the future.

In connection with the preparation of the financial statements for the three and nine months ended September 30, 2005, management concluded that the carrying amounts of goodwill and trademark related to the textile segment were deemed to be fully impaired as of September 30, 2005 and were written off accordingly.




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

Accounts receivable, trade, is reported net of reserves for bad debts, returns and allowances. A reserve for bad debts is determined through analysis of the aging of accounts receivable at the date of the financial statements and assessments of collectability based on historical trends. The reserve for bad debts includes 100% of all invoices that management deems doubtful of collection. The Company also estimates reserves for sales returns and allowances based on historical experience and specific agreements with major customers.

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

Revenue is reported net of a reserve for sales returns and allowances. Sales returns and allowances are estimated based upon specific agreements and or historical patterns with major accounts.

Shipping and Handling Costs

Shipping and handling costs are included in the cost of sales.

Income Taxes

We are subject to taxation from federal, state and international jurisdictions. A significant amount of management judgment is involved with our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. We evaluate liabilities for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and international tax jurisdictions. Significant income tax exposures include potential challenges on foreign entities, merger, acquisition and disposition transactions and intercompany pricing. Exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by other factors. Changes could cause management to find a revision of past estimates appropriate. The liabilities are frequently reviewed by management for their adequacy and appropriateness. As of September 30, 2005, we were not currently under audit by the U.S. taxing authorities. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. Management believes that an appropriate liability has been established for estimated exposures, though the potential exists for results to vary materially from these estimates.

We record a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets may not be realized. We consider future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We evaluate the need for a valuation allowance on a regular basis and adjust as needed. These adjustments have an impact on our financial statements in the periods in which they are recorded. We determined that a valuation allowance should be recorded against certain of our deferred tax assets based on the criteria of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. As of September 30, 2005, this valuation allowance is still in place.

Stock-Based Compensation

We account for compensation cost related to employee stock options and other forms of employee stock-based compensation plans other than ESOP in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market prices of the underlying stock exceeded the exercise price ("intrinsic value"). We apply only the disclosure provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123, Accounting for Stock-Based Compensation.

The accounting for stock-based compensation involves a number of estimates about the expected lives of stock options, interest rates, stock volatility, and assumptions as well as the selection of a valuation model. We have elected to use the Black-Scholes option valuation model. A change in any of these estimates or a selection of a different option pricing model could have a material impact on our pro forma net income (loss) disclosures in respect of 2005, and on our financial statement disclosures for 2006 and thereafter. Beginning in the first quarter of 2006, we will be required to account for stock-based compensation under SFAS No. 123R, Share-Based Payment, which will require us to recognize the estimate on our financial statements. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further discussion.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Net sales for the three months ended September 30, 2005 totaled $10.9 million as compared to $13.1 million during the three months ended September 30, 2004.

Net sales in the Craft segment totaled $6.1 million during the three months ended September 30, 2005 as compared to $6.2 million during the three months ended September 30, 2004. Sales of domestic product was essentially unchanged from the third quarter of last year. During the quarter, the Company experienced a 3% increase in unit volume on a comparative basis to 2004, which was offset by a 1.5% decrease in average unit price.

Net sales in the Textile segment for the three months ended September 30, 2005 totaled $4.8 million as compared to $7.0 million during the three months ended September 30, 2004. Shipments of manufactured garments during the three months ended September 30, 2005 represented a 32% volume reduction compared to the same period in 2004. The average unit price during the third quarter of 2005 was $8.40 per piece as compared to an average unit price of $8.53 per piece during the same period last year, representing a 1.5% decline in the average unit price. The decrease in Textile segment unit sales volume during the third quarter of 2005 as compared to the third quarter of 2004 was the result of lower sales to our major customer, which lower sales were a reflection of weaker retail demand for our customer's product in the general apparel marketplace.

Gross margin during the three months ended September 30, 2005 was $2.0 million as compared to $3.3 million during the three months ended September 30, 2004. The gross margin percent totaled 18.6% during the three months ended September 30, 2005 as compared to 25.2% during the three months ended September 30, 2004.

Gross margin in the Craft segment totaled $2.2 million during the three months ended September 30, 2005 as compared to $1.9 million during the same period last year. The Craft segment gross margin percent during the three months ended September 30, 2005 totaled 35.7% as compared to 31.1% during the three months ended September 30, 2004. The increase in Craft segment gross margin was the result of a favorable change in sales mix as we experienced an increase in reorders of everyday merchandise which was partially offset by lower seasonal orders. Seasonal orders generally carry a lower gross margin.

Gross margin in the Textile segment totaled a loss of $150,000 during the three months ended September 30, 2005 versus a profit of approximately $1.4 million during the three months ended September 30, 2004. The decrease in Textile segment gross margin during the three months ended September 30, 2005 was the result of the reduction in sales to our major customer, reflecting weaker retail demand in the apparel marketplace, an inability to leverage costs, an increase in variable cost of goods sold associated with raw material costs that could not be passed on to our customer and a write-down of certain inventory components.

Selling, general and administrative expenses totaled approximately $1.9 million during the three months ended September 30, 2005, as compared to $2.2 million during the three months ended September 30, 2004. The decrease in general and administrative expenses was primarily the result of reduced compensation expense.

Impairment of goodwill and trademarks related to the Textile segment totaled $3.0 million at September 30, 2005 as compared to none for the same period last year.

Other income of $102,000 resulted from the sale of an investment in the third quarter of 2004. There was no such sale in the third quarter of 2005.

Loss before interest, preferred dividends and income taxes during the three months ended September 30, 2005 totaled $2.9 million as compared to income of $1.2 million during the three months ended September 30, 2004. The decrease in income before interest, preferred dividends and income taxes during the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was primarily due to the reduction in gross profit, as discussed above, in addition to the $3.0 million impairment expense.

Net interest expense during the three months ended September 30, 2005 totaled $234,000 as compared to net interest expense of $178,000 during the three months ended September 30, 2004. The increase in interest expense as compared to the same period last year was primarily the result of higher average debt levels during the third quarter 2005 as compared to the third quarter of 2004 combined with an increase in the average interest rate.

Dividends on mandatory redeemable preferred stock totaled $69,000 and $68,000 during the three months ended September 30, 2005 and 2004 respectively.

The provision for income taxes during the three months ended September 30, 2005 was $79,000 as compared to a provision of $378,000 during the three months ended September 30, 2004. Because the textile division's goodwill and trademark did not have tax basis, there was no related tax benefit resulting from the impairment charge. In addition, that portion of the Company's deferred tax asset related to NOLs expiring in 2005 totaling $127,000 were written off because they will expire unutilized.


Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net sales for the nine months ended September 30, 2005 totaled $22.9 million as compared to $26.4 million during the nine months ended September 30, 2004.

Net sales in the Craft segment totaled $15.8 million during the nine months ended September 30, 2005 as compared to $17.5 million during the nine months ended September 30, 2004. The decrease in Craft segment sales totaling $1.7 million was a result of reduced holiday/seasonal craft orders in the amount of approximately $1.0 million and lower reorders of everyday product during the first two quarters of the year. Overall, the Company experienced a 13% reduction in unit volume and an 11% reduction in revenue dollars on a comparative basis during the nine months ended September 30, 2005 as compared to the same period in 2004. The reduction in holiday/seasonal and everyday reorders was the result of our retailer customers more cautious outlook with regard to inventory commitments in 2005 as compared to 2004.

Net sales in the Textile segment for the nine months ended September 30, 2005 totaled $7.2 million as compared to $8.9 million during the nine months ended September 30, 2004. The decrease in Textile segment sales during 2005 was the result of lower sales to our major customer, which lower sales were a reflection of weaker retail demand for our customer's product in the general apparel marketplace. Shipments of manufactured garments during the nine months ended

September 30, 2005 reflected a 25% volume reduction compared to 2004. The average unit price during the nine months ended September 30, 2005 was $8.61 per piece as compared to an average unit price of $8.56 per piece during the same period last year.

Gross margin during the nine months ended September 30, 2005 was $5.5 million as compared to $8.1 million during the nine months ended September 30, 2004. The gross margin percent totaled 24.2% during the nine months ended September 30, 2005 as compared to 30.6% during the nine months ended September 30, 2004.

Gross margin in the Craft segment totaled $5.3 million during the nine months ended September 30, 2005 as compared to $6.3 million during the same period last year. The Craft segment gross margin percent during the nine months ended September 30, 2005 totaled 33.7% as compared to 36.0% during the nine months ended September 30, 2004. The decrease in Craft segment gross margin dollars was the result of lower net sales as described above. The decrease in Craft segment gross profit percent was the result of costs related to a merchandise change at a major customer during the second quarter.

Gross margin in the Textile segment totaled $228,000 during the nine months ended September 30, 2005 versus $1.8 million during the nine months ended September 30, 2004. The gross margin percent during the nine months ended September 30, 2005 totaled 3.2% as compared to 20.0% during the nine months ended September 30, 2004. The decrease in Textile segment gross margin during the nine months ended September 30, 2005 was the result of the reduction in sales to our major customer, an inability to leverage costs, an increase in variable cost of goods sold associated with raw material costs that could not be passed on to our customer and a write-down of certain inventory components.

Selling, general and administrative expenses totaled approximately $5.8 million during the nine months ended September 30, 2005, as compared to $6.4 million during the nine months ended September 30, 2004. The reduction in general and administrative expenses was primarily the result of reduced compensation expense.

Impairment of goodwill and trademarks related to the textile segment totaled $3.0 million at the nine months ended September 30, 2005 as compared to none for the same period last year.

Other income of $102,000 resulted from the sale of an investment in the third quarter of 2004. There was no such sale in 2005.

Loss before interest, preferred dividends and income taxes during the nine months ended September 30, 2005 totaled $3.3 million as compared to income of $1.7 million during the nine months ended September 30, 2004. The decrease in income before interest, preferred dividends and income taxes during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was due to the reduction in gross profit, as discussed above, combined with the impairment charge, offset in part by the lower level of selling, general and administrative expenses.

Net interest expense during the nine months ended September 30, 2005 totaled $592,000 as compared to net interest expense of $444,000 during the nine months ended September 30, 2004. The increase in interest expense as compared to the same period last year was primarily the result of higher average debt levels during the first nine months of 2005 as compared to the first nine months of 2004 combined with an increase in the average interest rate.

Dividends on mandatory redeemable preferred stock totaled $205,000 during the nine months ended September 30, 2005 and 2004, respectively.

The benefit for income taxes during the nine months ended September 30, 2005 was $184,000 as compared to a provision of $483,000 during the nine months ended September 30, 2004. Because the textile division's goodwill and trademark did not have tax basis, there was no related tax benefit resulting from the impairment charge. In addition, that portion of the Company's deferred tax asset related to NOLs expiring in 2005 totaling $127,000 were written off because they will expire unutilized.

Liquidity and Capital Resources

Until recently the Company's Textile division provided offshore contract garment manufacturing services. The nature of this business is such that a significant inventory investment is required in the early phases of the production cycle. The Company's borrowing agreement with CIT does not provide funding for this activity until the finished goods are shipped and billed to the customer. As a result, the Company has in the past relied on temporary advances from Robert A. Levinson, a stockholder, officer and director of the Company; such advances totaled $2.0 million at September 30, 2005. As noted above, on November 9, 2005, the Company adopted a plan to exit the contract garment manufacturing business.

At September 30, 2005 the Company's principal sources of liquidity included cash of $62,000 and trade accounts receivable of $4.1 million. Availability under the Company's credit facility with CIT as of September 30, 2005 totaled $24,000. There was an additional $1 million of liquidity available from Mr. Levinson who has agreed to fund up to $3 million of temporary advances to the company.

The Company's principal sources of cash flow are from internally generated funds, borrowings under revolving credit facilities, advances under the factoring agreement and advances from Robert A. Levinson, a stockholder, officer and director.

Cash Flow Summary:
(in thousands)

                                               2005           2004
                                            ----------     ----------
         Net cash (used in) provided by:
                  Operating activities      $   (2,193)    $   (1,249)
                  Investing activities             (57)           (40)
                  Financing activities           2,280          1,318
                                            ----------     ----------
                  Net change in cash        $       30     $       29
                                            ==========     ==========


Net cash flow used in operating activities totaled $2.2 million during the nine months ended September 30, 2005, as compared to $1.2 million net cash flow used in operating activities during the same period last year. The increase in net cash flow used in operating activities totaling $1 million was primarily the result of the $3.8 million operating loss incurred in 2005 after adjusting for the $3.0 million non-cash impairment charge, compared to an operating profit of $603,000 during the same period last year.

Changes in accounts receivable trade utilized approximately $1.0 million less cash flow during the nine months ended September 30, 2005 as compared to the same period last year. The primary cause for this reduction was a favorable improvement in payment terms with a major Craft segment customer effective during the first quarter of 2005.

Changes in inventories provided $15,000 of cash flow in the nine months ended September 30, 2005 as compared to a usage of $1.8 million during the same period last year. Approximately $1.6 million of this favorable comparison was the direct result of an inventory build in the Textile segment in 2004 at which time the business was expanding and required a larger inventory investment. During 2005, the Textile segment inventory has declined in response to lower sales as compared to both the September 30, 2004 and December 31, 2004 balances.

Changes in accounts payable provided $24,000 of cash flow during the nine months ended September 30, 2005 as compared to $1.5 million during the nine months ended September 30, 2004. The reduction in the year over year comparison was due to the increase in Textile segment accounts payable in 2004 in response to the growth of the garment manufacturing business and the related inventory build.

Net cash flow used in investing activities totaled $57,000 during the during the nine months ended September 30, 2005, as compared to $40,000 during the during the nine months ended September 30, 2004, primarily as a result of a lower level of capital expenditures.

Net cash provided by financing activities totaled $2.3 million during the nine months ended September 30, 2005, as compared to $1.3 million during the same period last year. The increase in cash provided by financing activities was the result of increased borrowing needs due to the higher amounts of cash used in net operating activities.

Net proceeds from stockholder loans during the nine months ended September 30, 2005 totaled $2.0 million as compared to none during the same period last year. The increase in stockholder loan is primarily the result of the funding of the operating activities of the textile segment, which activities are not eligible for funding under our line of credit with CIT to the extent such activities relate to off-shore inventory and in transit shipments. In 2004 those activities produced positive cash flow through September 30, 2004 to the extent that the stockholder loan balance was repaid in its entirety by September 30, 2004. In 2005, the operating activities of the Textile segment did not produce positive cash flow through September 30, 2005 and as a result, the stockholder loan balance has not been repaid as of September 30, 2005. Total borrowings under the stockholder loan for the Textile segment in 2005 were $2.5 million, of which $2.0 million was outstanding as of the end of the third quarter. This balance is classified as short term debt in the consolidated balance sheet as of September 30, 2005.

Net borrowings under the Company's credit facilities with CIT during the nine months ended September 30, 2005, totaled $1.5 million as compared $2.3 million during the same period last year. Net amount repaid to factor during the nine months ended September 30, 2005 totaled $1.2 million as compared to $992,000 during the nine months ended September 30, 2004.

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

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.5 million of which was outstanding at September 30, 2005, (ii) revolving credit advances to the Company, $763,000 of which was outstanding at September 30, 2005 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, $4,675,000 of which was outstanding at September 30, 2005, and a Letter of Credit facility with a limit of $500,000, of which there was none outstanding at September 30, 2005. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.3 million due on January 1, 2007. The revolving credit advances are also due on January 1, 2007. All amounts outstanding under the CIT Facility bear interest at the Chase Bank N.A. prime rate plus 0.5% with a minimum rate of 5.0%.

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

Pursuant to a factoring agreement between CIT and the Company, CIT purchases the Textile segment's eligible trade accounts receivable without recourse and assumes substantially all credit risk with respect to such accounts. The amounts due to the Company from CIT under the factoring agreement earn no interest. The factoring agreement allows the Company to obtain advances that bear interest at 0.5% above CIT's prime rate (6.75% at September 30, 2005). The Company pledged its Textile segment's eligible accounts receivable and property and equipment as collateral under the factoring agreement. There is no set limit on borrowings. The amount available for borrowing is based on a formula consisting of 90% of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit.

The promissory note payable to JPMorgan in the amount of $3.0 million is dated May 2, 2002 and has a maturity date of December 31, 2006, as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at September 30, 2005 was 3.84%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

Robert A. Levinson has made long-term loans totaling $500,000 to the Company at an interest rate of 6% per annum. Mr. Levinson has agreed not to require payment of these loans and $339,000 of related accrued interest at September 30, 2005 prior to January 1, 2007.

Mr. Levinson has agreed to personally support the Company's cash requirements to enable it to fulfill its obligations through January 1, 2007, to the extent necessary, up to a maximum amount of $3.0 million. The Company believes its reliance on such commitment is reasonable and that Mr. Levinson has sufficient liquidity and net worth to honor such commitment. The Company believes that Mr. Levinson's written commitment provides the Company with the legal right to request and receive such advances. In the event that Mr. Levinson did not honor such commitment, the Company would have the right to sue Mr. Levinson for breach of his agreement. Mr. Levinson reaffirmed this undertaking in writing on March 9, 2005. In connection with this agreement, Mr. Levinson advanced approximately $2.5 million to the Company at an interest rate of 6% per annum during the first nine months of 2005 of which $2.0 million was outstanding at September 30, 2005.

During the nine months ended September 30, 2005, the Company was in compliance with all debt covenants.

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

Seasonality and New Product Lines

The Company's Textile business is seasonal and as such the Company historically realized significantly higher volume in the third quarter, as compared to other quarters of the year. The backlog in the Textile division as of September 30, 2005 was $1.3 million. As a result of exiting the garment manufacturing business, seasonality should have a lesser impact on the Company's future revenue.

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

New Accounting Pronouncements

New Accounting Pronouncements: On July 14, 2005, FASB issued its Exposure Draft, "Accounting for Uncertain Tax Positions", which is a proposed interpretation to FASB Statement No. 109, "Accounting for Income Taxes." This proposed interpretation would require an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position. In evaluating whether the probable recognition threshold has been met, this proposed interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The term probable is used in this proposed interpretation consistent with its use in FASB Statement No. 5, "Accounting Contingencies", to mean "the future event or events are likely to occur." Individual tax positions that fail to meet the probable recognition threshold will generally result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The impact may also include both (a) and (b). The proposed interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005. The initial recognition of the effect of applying the proposed interpretation would be a cumulative effect of a change in accounting principle. The comment period for the proposed interpretation ends on October 28, 2005. The Company is currently evaluating the impact of the Exposure Draft on its financial statements.

In December 2004, the FASB issued Emerging Issues Task Force ("EITF") 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, requiring the inclusion of convertible shares in diluted EPS regardless of whether the market price trigger has occurred for all periods presented. This requirement will not have an impact on the presentation of our consolidated financial statements in future periods of profitability.

Factors That Could Affect Our Future Results

The Company May Be Dependent Upon Its Principal Stockholder, Officer and Director To Fund Its Future Operations.

Losses sustained in prior years have adversely affected the Company's liquidity. Robert A. Levinson has agreed to continue to personally support the Company's cash requirements up to $3.0 million through January 1, 2007, $2.0 million of which was outstanding at September 30, 2005. There can be no assurance that Mr. Levinson will continue to personally support the Company's cash requirements.

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

Competition in the domestic textile converting business is based on price, uniqueness in styling of fabrics and the ability to quickly respond to customers' orders. The Company competes with numerous domestic and foreign manufacturers, including companies that are larger in size and have financial resources that are greater than that of the Company. Foreign competition, in particular, is a significant factor in the textile business, as the United States textile industry has been and continues to be negatively impacted by existing worldwide trade practices.

A Substantial Portion Of The Company's Revenues And Gross Profits Is Derived From A Small Number Of Large Customers And The Loss Of Any Of These Customers Could Substantially Reduce Our Revenues.

The Company's customer base has been and continues to be highly concentrated. The Craft division's three largest customers (one mass merchandiser and two specialty chains) represented approximately 45%, 25% and 8%, respectively, in the nine months ended September 30, 2005 and 45%, 21% and 8%, respectively, in the nine months ended September 30, 2004, of the division's net sales. These customers also represented approximately 86% of the Craft division's outstanding accounts receivable as of September 30, 2005. Based upon historical and recent results and existing relationships with customers, the Company believes that a substantial portion of its net sales and gross profits will continue to be derived from a small number of large customers. We do not have long-term agreements with any of our major customers and purchases generally occur on an order-by-order basis. As a result, a customer that generates substantial revenue for the Company in one period may not be a substantial source of revenue in a future period. In addition, customers generally have the right to terminate their relationship with the Company without penalty and with little or no notice. Without long-term contracts with the majority of its customers, the Company cannot be certain that its customers will continue to purchase its products or that it will be able to maintain a consistent level of sales. A decision by any of our major customers, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from us, or to change their manner of doing business with us, could substantially reduce our revenues and have a material adverse effect on our financial condition and results of operations. There can be no assurance that the Company's largest customers will continue to place orders with the Company or that orders by such customers will continue at their previous levels.

The Textile Division Depends On Third Parties For Crucial Raw Materials And Services.

The principal raw materials used by the Textile division are rayon, acetate, acrylic and polyester. The price of polyester varies and is determined by supply and demand as well as the price of petroleum used to produce polyester. If any of its third party knitters, finishers and transporters fail to timely produce quality products and in sufficient quantity or fail to timely deliver finished products, the Company's results would suffer. Two suppliers provided approximately 79% and 20%, respectively, of the Textile division's purchases in the nine months of 2005.

The Textile division's two largest customers for contract garment manufacturing accounted for approximately 52% and 45%, respectively, during the nine months ended September 30, 2005 and 81% and nil, respectively, during the same period last year, of the division's net sales.

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

The Company's Textile business is seasonal and as such the Company historically realized significantly higher volume in the third quarter, as compared to other quarters of the year. As a result of exiting the garment manufacturing business, seasonality should have a lesser impact on the Company's future revenue.

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

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose it to market risk. Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $12.8 million at September 30, 2005 under our revolving credit facility and stockholder loans. A change in interest rates of one percent on the balance outstanding at September 30, 2005 would cause a change in total annual interest costs of $128,000. The carrying values of these borrowings approximate their fair values at September 30, 2005.


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

No change occurred in the Company's internal controls concerning financial reporting during the third quarter of the fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.



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



ITEM 5.   OTHER INFORMATION

(a) On November 9, 2005, the Board of Directors of Levcor International, Inc. approved management's plan to exit the contract garment manufacturing business. The Company intends to sell its inventories associated with the contract garment manufacturing business and anticipates that this disposition will be substantially completed by the end of fiscal 2005. The Company intends to focus its efforts and resources on its Craft Division, and on its continuing Textile division fabric conversion business, which the Company believes have greater growth and profitability potential.

The decision to exit the contract garment manufacturing business was made after a full review and analysis of this business and the Company's strategic alternatives. The decision was based on a variety of factors, including, (i) that the Company's contract garment manufacturing business has incurred operating losses resulting from lower than planned business volume from our major customer and has been unable to grow its customer base, (ii) that the business has incurred sales decreases (iii) a decrease in margins due to an increase in raw material costs that were unable to be passed to customers, and
(iv) the long production lead times and the related working capital requirements of the business which contributed to interest costs that exceeded the segment's operating profits. At this time, the Company believes that future net revenues and gross profits in its contract garment manufacturing business would continue to deteriorate, and the Company concluded that a withdrawal from the business was the appropriate course of action at this time.

In the fourth fiscal quarter of 2005, the Company believes that it will incur disposal costs for inventories. The Company is currently formulating an estimate of these exit costs and of total exit costs, which may be material, and will report these exit costs and any estimate of related future cash expenditures once a good faith estimate is determined.




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


                                   LEVCOR INTERNATIONAL, INC.



Date: November 14, 2005            /s/ ROBERT A. LEVINSON
      -----------------            ---------------------------------------------
                                   Robert A. Levinson
                                   Chairman of the Board, President and Chief
                                   Executive Officer


Date: November 14, 2005            /s/ EDWARD F. COOKE
      -----------------            ---------------------------------------------
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