Form 10-K
period 2005-12-31
LEVCOR INTERNATIONAL INC
filed 2006-03-31
CIK 76094

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                            For the fiscal year ended
                                December 31, 2005


                             Commission File Number
                                     0-50186


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


                                 (212) 354-8500
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None


      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.01 per share


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                Yes [ ]                           No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                Yes [  ]                          No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes [ ]                           No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated  filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act)

                Yes [ ]                           No [X]

As of March 27, 2006 there were 5,331,881 shares of the registrant's Common Stock outstanding, par value $.01 per share. The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $4,082,646.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                 INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 2005

                               ITEMS IN FORM 10-K
                               ------------------

                                                                            Page

PART I

ITEM 1.     BUSINESS.                                                         2
ITEM 1A.    RISK FACTORS                                                      5
ITEM 2.     PROPERTIES.                                                      10
ITEM 3.     LEGAL PROCEEDINGS.                                               11
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.             11

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.               12
ITEM 6.     SELECTED FINANCIAL DATA.                                         14
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.                                       15
ITEM 7A.    QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.     29
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.                     30
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.                                        60
ITEM 9A.    CONTROLS AND PROCEDURES.                                         60
ITEM 9B.    OTHER INFORMATION.                                               61


PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.              62
ITEM 11.    EXECUTIVE COMPENSATION.                                          66
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                      69
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                  71
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.                          72
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.                      74

                                     PART I

This 2005 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, the Company's ability to continue to operate as a going concern, the Company's lenders continuing to support the Company, the Company's ability to secure additional financing to meet future capital needs, the timing and amount of required defined benefit plan contributions, the Company's ability to generate increased revenues from its Craft division, reliance on short term advances from a significant stockholder, the Company's ability to generate free cash flow or obtain additional financing in excess of its debt service and other current obligations in order to support and grow its Craft business, reliance on a limited number of significant customers, future revenue opportunities, inventory risk, growth of the Company's Craft business in Europe and North America, the expansion and future growth of the Company's customer base and strategic and distribution relationships future capital, marketing and sales force needs, the Company's ability to manage expenses and maintain margins, the possible acquisition of complementary products and businesses, and other risks and uncertainties that may be detailed herein, and from time-to-time, in the Company's other reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

In 2003, the Company took steps to transition the focus of its Textile division from fabric converting to contract garment manufacturing, which the Company believed offered greater potential for growth. In this regard, in 2004, the Company's Textile division began providing contract garment manufacturing services for a major customer. During 2004 and 2005, the Textile division continued to focus on garment manufacturing.

During 2003, the Textile division results were adversely affected due to ongoing competitive pressures in the fabric converting industry. As a result of operating losses incurred by the Textile division, the Company recorded a $5.4 million charge to fiscal 2003 earnings to reflect the impairment of goodwill associated with the Textile division. The charge was based upon a third party goodwill impairment evaluation conducted in connection with the fiscal 2003 audit.

On November 9, 2005, the Company's Board of Directors approved management's plan to exit the garment manufacturing business. The decision to exit this business was the result of operating losses incurred this year resulting from lower than planned business volume from our major customer and an inability to attract additional customers. In addition, a decrease in margins due to an increase in raw material costs, the long production lead times and the related working capital requirements of the business contributed to interest costs that exceeded the segment's operating profits. The Company has been disposing of the remaining garment manufacturing inventory since early in the fourth quarter of 2005 and will continue to dispose of such inventory until fully depleted. The Company presently intends to continue to conduct until June 30, 2006 the Textile division's fabric conversion business to a very limited extent but may not be required to report the Textile division as a separate segment in the future. Garment manufacturing represented 85%, 96% and 57% of the Textile segment's revenue during the years ended December 31, 2005, 2004 and 2003. Textile segment revenues were 28%, 32% and 27% of total sales in 2005, 2004 and 2003 respectively, and as a result of exiting this business, the Company's future revenue is expected to be significantly lower than in those years.

Management has determined that its disposal of the garment manufacturing business does not meet the requirements of Financial Accounting Standards Board No. 144, "Accounting for the Impairment or Disposal of Long-Termed Assets", for classification as discontinued operations at December 31, 2005.

The results of operations of the garment manufacturing business which the Company is exiting will not be reported as discontinued operations until the period in which the related assets are abandoned, distributed or exchanged. At December 31, 2005, the assets and liabilities of the garment manufacturing business continue to be classified as held for use and the results of operations for the twelve months then ended are included in the results of continuing operations. During the fourth quarter of 2005, the Company wrote down approximately $396,000 of the carrying value of its remaining Textile division inventory.

In connection with the preparation of the financial statements for the three and nine months ended September 30, 2005, management concluded that the carrying amounts of goodwill and trademarks related to the textile segment totaling $2.3 million and $709 thousand, respectively, were deemed to be fully impaired as of September 30, 2005 and were written off accordingly.

In addition, in connection with the preparation of the financial statements for the year ended December 31, 2005, the Company has provided a full valuation allowance totaling $6.0 million against the deferred tax assets as of December 31, 2005 as a result of the Company's historical losses. This valuation allowance adjustment is reflected partially in the Company's 2005 income tax provision of $3.1 million and that portion of the deferred tax asset valuation reserve related to the Company's pension plan totaling $1.6 million is reflected in other accumulated comprehensive losses.

Products and Customers

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

The Craft division's largest three customers (Wal-Mart, a mass merchandiser and Jo-Ann Stores and Hancock Fabrics, each a specialty chain,) represented approximately 46%, 25% and 8% respectively, in 2005, 45%, 21% and 8%, respectively, in 2004, and 47%, 21% and 7%, respectively, in 2003 of the division's net revenues. These customers also represented approximately 80% and 79% of the Craft division's outstanding accounts receivable as of December 31, 2005, and December 31, 2004, respectively. The Company believes that its craft business depends on trends within the craft market including the more mature home-sewing market. The retail customer base for buttons has changed substantially over the past two decades as department stores and small independent fabric stores have been replaced by mass merchandisers and specialty retail chains which have continued to consolidate. In response to this trend, the Company has broadened its lines to include embellishments, novelty buttons and products used in the craft industry which are not viewed by management as mature markets. In addition, the Company has sought to expand its markets beyond the traditional U.S. retail outlets by expansion into the major European countries.

Textile Division

As described above, the Company experienced significant operating losses in the Textile division and is now in the process of exiting this business. The Company presently intends to continue to conduct until June 30, 2006 the Textile division's fabric conversion business to a very limited extent but may not be required to report the Textile division as a separate segment in the future.

Competition

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

Backlog

The Craft division fills at least 95% of its orders within 48 hours and as a result, had no backlog of any significance at either December 31, 2005 or 2004. The Textile division had no material backlog as of December 31, 2005.

Employees

The Company currently employs 130 persons, all of whom are employed full time, and none of its employees are represented by a collective bargaining agreement. The Company believes relations with employees are satisfactory.

Item 1A. RISK FACTORS

Going Concern Consideration

Our recurring losses from operations in the Textile division and resulting negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their report dated March 15, 2006, regarding their concerns about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.

We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

Due To Limited Cash Resources The Company Is Dependent Upon Its Principal Stockholder, and Its Lenders To Fund Its Future Operations.

The Company's principal sources of cash flow are from internally generated funds, borrowings under revolving credit facilities, advances under its factoring agreement and advances from Robert A. Levinson, a principal stockholder, officer and director of the Company.

Losses sustained in 2005 and in prior years have materially adversely affected the Company's liquidity. The Company has no availability under its existing credit facilities, and there can be no assurance the Company will not require additional financing to support its operations, that the Company will be able to obtain any needed additional financing, or that it can obtain additional financing on favorable terms. Robert A. Levinson, the Company's Chairman and principal stockholder, has agreed to continue to personally support the Company's cash requirements through January 1, 2008 by providing short-term loans to the Company up to a maximum of $3 million. There is currently $1 million of borrowing available from Mr. Levinson. If we (1) do not substantially achieve our overall projected revenue levels for 2006, (2) fail to operate within our projected expense levels as reflected in our business operating plans, or (3) do not receive the ongoing support of our lenders, then we will be unable to meet our cash and operating requirements for the next twelve months, which would in turn require us to seek additional financing to fund operations and/or implement additional expense reductions. Levcor has implemented several actions to reduce losses and improve cash flow, including exiting the textile business, reduction of headcount, elimination of non-profitable product lines and reductions in other general and administrative costs. However, there can be no assurance that Mr. Levinson will continue to personally support the Company's cash requirements, that such support from Mr. Levinson, together with the support of the Company's commercial lenders, will be sufficient to address the Company's liquidity needs and cash requirements or that the actions taken will be sufficient to allow the Company to generate net income from continuing operations.

Maintenance of Existing Credit Facilities is Necessary for the Company to Continue Operations.

The Company is dependent on the ongoing support of its commercial lenders. Under its existing credit facilities (which are secured by all the Company's assets), the lenders have the right to accelerate payment of the loans in the event of material adverse changes in the Company's business. In addition, CIT has the right to require repayment of the Company's indebtedness with them on 60 days notice. The Company has had and continues to have discussions with its lenders and has provided them with operating forecasts for 2006. The Company's lenders continue to support the Company, although there is no assurance they will continue to do so. Management of the Company believes that the likelihood of the lenders accelerating the payment of any of the obligations under the Company's facility during the next twelve months is not likely.

Failing to substantially achieve our projected revenue levels for 2006 may also result in a default under our credit agreement with our lenders. If a default were to occur and is not timely cured by us or waived by our lenders, or if this were to happen and our debt could not be refinanced or restructured, our lenders could pursue remedies, including: (1) penalty rates of interest; (2) demand for immediate repayment of the debt; and/or (3) the foreclosure on any of our assets securing the debt. If this were to happen and we were liquidated or reorganized after payment to our creditors, there would likely be insufficient assets remaining for any distribution to our stockholders.

If Cash Flows from Operations are Not Sufficient to Meet Our Operational Needs, We may Be Forced to Sell Assets, Refinance Debt, or Further Downsize our Operations

During the second half of 2005 and first quarter of 2006, we have commenced and will continue to implement certain expense reduction initiatives which we anticipate will reduce our operating expenses so that our operating expenses are in line with our sales forecasts. Our operating plan for 2006 focuses on eliminating Textile segment operations and lowering fixed and variable expenses. Although we believe the actions we are taking should allow us to generate profit from continuing operations, we cannot assure our stockholders that we will achieve the sales necessary to achieve sufficient liquidity and avoid further expense reduction actions such as selling assets or consolidating operations, reducing staff, refinancing debt and/or otherwise restructuring our operations.

Pension Funding

The Company's accumulated benefit obligation with its defined benefit plan at December 31, 2005 was $21.4 million. The Plan's portfolio of investments totaled $17.6 million. The current actuarial estimate is that a contribution with respect to the 2006 Plan Year in the approximate amount of $1.5 million will be required by September 15, 2007 based on current legislated discount rates and other actuarial assumptions. The Company is investigating its options regarding seeking a deferral of such 2006 Plan Year contribution to later years. In addition, legislation is currently being proposed in the United States Senate and House of Representatives which could mitigate a portion of this contribution requirement. There can be no assurance that the Company will be granted a deferral or that legislation favorable to the Company will be passed, in which case the Company will be required to obtain additional financing to allow it to make the payment. There can be no assurance the Company will be able to obtain such additional financing.

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

The Company's customer base has been and continues to be highly concentrated. The Textile division's two largest customers (Alfred Dunner, Inc. and Lana Winer International) accounted for approximately 76% and 21%, respectively, during 2005 and 90% and 6%, respectively, during 2004, and 71% and 4%, respectively, during 2003 of the division's sales. The Textile division accounted for 28%, 32% and 27% of the Company's total sales in 2005, 2004 and 2003 respectively. The Company is in the process of exiting the garment manufacturing business, which represented substantially all of the Textile division sales.

The Craft division's largest three customers (Wal-Mart, a mass merchandiser and Jo-Ann Stores and Hancock Fabrics, specialty chains,) represented approximately 46%, 25% and 8%, respectively, in 2005 and 45%, 21% and 8%, respectively, in 2004 and 47%, 21% and 7% respectively, in 2003 of the division's net revenues. These customers also represented approximately 80% and 79% of the Craft division's outstanding accounts receivable as of December 31, 2005 and 2004, respectively.

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

The Company's Crafts Business is Subject To The Seasonal Nature Of The Industry

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

Recently enacted changes in the Securities Laws and Regulations are likely to increase costs.

The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") has required changes in some of our corporate governance, securities disclosure and compliance practice. In response to the requirements of the Sarbanes-Oxley Act, the SEC has promulgated new rules in a variety of subjects. Compliance with these new rules has increased our legal and accounting costs, and we expect these increased costs to continue indefinitely. These developments may also make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.

If we receive other than an unqualified opinion on the adequacy of our internal control over financial reporting as of December 31, 2007 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

As required by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company's internal control over financial reporting in their annual reports on Form 10-K or 10-KSB that contains an assessment by management of the effectiveness of the

Company's internal control over financial reporting. In addition, the public accounting firm auditing a company's financial statements must attest to and report on both management's assessment as to whether the company maintained effective internal control over financial reporting and on the effectiveness of the company's internal control over financial reporting.

We will be implementing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act. If we are unable to complete our assessment in a timely manner or if our independent auditors issue other than an unqualified opinion on the design, operating effectiveness or management's assessment of internal control over financial reporting, this could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

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

The Company May Not Have The Necessary Funds To Finance A Required Mandatory Redemption Of The Series A Preferred Stock.

The Company's Series A preferred stock is subject to mandatory redemption, in three equal annual installments on June 15, 2007, June 15, 2008 and June 15, 2009, at a price per share of Series A preferred stock equal to $1 per share, together with an amount representing accrued and unpaid dividends, whether or not declared, to the date of redemption. This represents a significant future liability of the Company. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in sufficient amounts to enable the Company to redeem the Series A preferred stock when required to do so. In the event that the Company fails to redeem the Series A preferred stock on any of the mandatory redemption dates, the Series A preferred stockholders will be entitled to receive cumulative cash dividends, and no distribution or dividend in cash, shares of capital stock or other property will be paid or declared on the common stock. Similarly, if the redemption on the Series A preferred is not met, and should the Company liquidate or dissolve, no payment of any kind may be made to the common stockholders without first satisfying the accrued cash dividends owed to the Series A preferred stockholders. In addition, Series A preferred stock redemption payments are currently restricted under the Company's financing arrangements with its lenders.

Item 2. PROPERTIES.

The Company's principal offices are located at 1065 Avenue of the Americas - 28th floor, New York, New York 10018. The Company leases this property, approximately 2,700 square feet, at approximately $6,250 per month, from National Spinning, Inc. The lease expires in August 2007. National Spinning, Inc. was also a raw material supplier to the Company's Textile division.

The Company also leases an 11,000 square foot office facility in Carlstadt, New Jersey, at approximately $17,798 per month. The lease expires on May 31, 2009. The Company also owns a 104,000 square foot packaging and distribution facility located in Lansing, Iowa and a 35,000 square foot manufacturing and distribution facility located in Veendam, the Netherlands.

The Company owns a former dye facility located in Emporia, Virginia, which is leased at a nominal amount to the purchaser of the Company's former Home Furnishings division under a triple net fifty-year lease which lease expires in 2046.

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

A property owned by the Carlyle Manufacturing Company, Inc. ("CM") (a non-operating subsidiary) located at 30 Echo Lake Road in Watertown, Connecticut was being investigated by the United States Environmental Protection Agency ("EPA") during the early 1990's for possible inclusion on the National Priorities List promulgated pursuant to CERCLA but no such listing ever occurred. A Site Inspection conducted at this location detected certain on-site soil and groundwater contamination, as well as contamination of nearby water. This site is listed on the Connecticut State Hazardous Waste Disposal Site list, but remediation activity has not been required by the Connecticut Department of Environmental Protection ("CTDEP"). On December 30, 2005, the Company completed the sale of this property for a nominal dollar amount. There was no gain or loss related to this transaction because the property had been fully impaired in an earlier year.

On or about June 1992, Carlyle received notices from the EPA that Carlyle, Belding Corticelli Thread Co. ("BCTC") (a discontinued operation) and CM had been identified, along with 1,300 other parties, as PRPs in connection with the alleged release of hazardous substances from the Solvents Recovery Service of New England Superfund Site in Southington, Connecticut (the "SRS site"). Carlyle settled its alleged liability in connection with the SRS sites by paying $1,626 in connection with a settlement offered to de minimis parties at the SRS site in 1994. BCTC and CM, along with other PRPs, committed to perform the Remedial Investigation and Feasibility Study ("RIFS") and two Non-Time Critical Removal Actions ("NTCRA") at the SRS site. The RIFS, and the first NTCRA (except for certain maintenance activities) have been completed. BCTC and CM have been allocated approximately 0.04% and 1. 32%, respectively, of costs incurred to date, based on their alleged volume of waste shipped to the SRS site. The Company is unable, at this time, to estimate the ultimate cost of the remedy for the SRS site. In September of 2005, the EPA issued its Record of Decision (ROD) for the SRS site. The EPA has not yet sent special notice letters to the PRPs to initiate consent decree negotiations concerning, among other things, the scope of the work to be performed under the ROD.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During 2005 no matters were submitted to stockholders for a vote.

                                    PART II.

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is traded on the Over The Counter Bulletin Board under the symbol "LEVC.OB." The common stock is thinly traded and no established liquid trading market currently exists therefor.

The following table sets forth the range of high and low bids of the Company's common stock for the calendar quarters indicated.

     2005                                       High            Low
                                             ----------     ----------
     First Quarter                           $     2.27     $     2.05
     Second Quarter                                2.07           1.10
     Third Quarter                                 1.29            .85
     Fourth Quarter                                1.25            .46

     2004                                       High            Low
                                             ----------     ----------
     First Quarter                           $     3.95     $     2.50
     Second Quarter                                2.70           1.83
     Third Quarter                                 2.48           1.45
     Fourth Quarter                                2.45           1.55

Holders of Record

As of March 28, 2006 there were approximately 6,350 holders of record of Company common stock.

Dividend Policy

The Company has not paid any cash dividends on shares of its common stock and has no present intention to declare or pay cash common stock dividends in the foreseeable future. The Company is restricted under the financing arrangements it has with CIT Group/Financial Services, Inc. ("CIT") from declaring or paying dividends on its common stock without first obtaining CIT's consent. Future dividends, if any, will be determined by our Board of Directors. For a description of the financing arrangements, see "Liquidity and Capital Resources."

Stock Option Plans

         The following table provides information, as of December 31, 2005, with respect to all of the Company's compensation plans under which Common Stock is authorized for issuance:

                                                                                             Number of securities
                                                                                            remaining available for
                                                                                             future issuance under
                               Number of securities to be     Weighted-average exercise    equity compensation plans
                                 issued upon exercise of        price of outstanding         (excluding securities
Plan Category                     outstanding options,         options, warrants and        reflected in the first
                                  warrants and rights                  rights                       column)
                                  -------------------          ---------------------        -----------------------
Equity compensation plans
approved by security holders             411,200                        $2.79                       330,000

Equity compensation plans
not approved by security
holders*                                    0                             0                            0
                                  -------------------          ---------------------        -----------------------
                      Total:             411,200                        $2.79                       330,000

         * Each director of the Company who is not an employee of the Company receives an annual director's fee of $15,000, plus $1,000 for each Board meeting attended by such director and $250 for each Board committee meeting which is not held on the same day as a Board meeting. The fees are payable in cash or Common Stock, at the election of the director.

Item 6. SELECTED FINANCIAL DATA.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company's consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein. The selected consolidated income statement data for the years ended December 31, 2005, December 31, 2004 and December 31, 2003 and the selected consolidated balance sheet data as of December 31, 2005 and December 31, 2004 are derived from the Company's audited consolidated financial statements which are included elsewhere herein. The selected consolidated income statement data for the years ended December 31, 2002 and December 31, 2001 and the selected consolidated balance sheet data as of December 31, 2003, December 31, 2002, and December 31, 2001 are derived from the Company's audited consolidated financial statements not included herein.

                                                                        Years Ended December 31,
                                                      --------------------------------------------------------
                                                        2005        2004        2003         2002       2001
                                                      --------    --------    --------    --------    --------
                                                               (In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales                                             $ 29,401    $ 33,736    $ 30,784    $ 23,728    $ 24,925
Gross profit                                             6,759      10,435       9,535       8,977       9,469
Operating income (loss)                                 (4,148)      2,120      (4,816)      2,637       2,227
Income taxes (benefit)                                   3,077         582         499         800         672
Net income (loss)                                       (8,304)        659      (5,977)      1,429         900
Cost of sales                                           22,642      23,301      21,249      14,751      15,456
Selling, general and administrative expenses             7,898       8,315       8,984       9,340       7,242
Interest expense, net                                      806         605         526         408         565

Per Share Data:
Net income (loss) per common share:
Basic                                                 $  (1.56)   $   0.12    $  (1.20)   $   0.08    $   0.04
Diluted                                               $  (1.56)   $   0.12    $  (1.20)   $   0.08    $   0.04
Average shares outstanding:
Basic                                                    5,332       5,294       5,104      13,935      13,935
Diluted                                                  5,332       5,294       5,104      13,935      13,935

Cash Flow and Related Data:
Net cash provided by (used in) operating activities   $ (1,167)   $ (1,382)   $   (740)   $  1,266    $  1,240
Capital expenditures                                       100          96         158         247          24
Depreciation and amortization
   (excluding amortization of debt issuance costs)         392         459         470         571         717

Balance Sheet Data:
Cash                                                  $     50    $     32    $     44    $     71    $    398
Working capital                                          1,561       4,017       3,137       3,719       2,999
Total assets                                            16,069      24,884      23,677      18,007      16,286
Total long-term debt, net of current maturities          4,299       4,443       3,008       1,732       1,868
Total liabilities                                       29,012      28,069      27,627      18,521      15,833
Total shareholders' deficit                            (12,943)     (3,185)     (3,950)     (5,081)     (4,115)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and judgments related to the application of certain accounting policies.

While we base our estimates on historical experience, current information and other factors deemed relevant, actual results could differ from those estimates. We consider accounting estimates to be critical to our reported financial results if (i) the accounting estimate requires us to make assumptions about matters that are uncertain and (ii) different estimates that we reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements.

We consider our policies for revenue recognition to be critical due to the continuously evolving standards and industry practice related to revenue recognition, changes to which could materially impact the way we report revenues. Accounting polices related to: allowance for doubtful accounts, inventories, impairment of long-lived assets, deferred taxes, pension liabilities and loss contingencies are also considered to be critical as these policies involve considerable subjective judgment and estimation by management. Critical accounting policies, and our procedures related to these policies, are described in detail below. Also, see Note 1 -- Summary of Business and Significant Accounting Policies.

Allowance for Doubtful Accounts

The Company extends credit to Craft segment customers that satisfy established credit criteria. The Craft segment has a significant concentration of credit risk due to the large volume of business conducted with a few major retail customers. Our largest retail customers are public companies and as such, the Company monitors their financial reports on a regular basis and obtains accounts receivable insurance in certain circumstances.

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

The Textile segment factors substantially all of its accounts receivable; therefor, the accounts receivable amount shown on the Consolidated Balance Sheet is substantially all related to the Company's Craft segment.

Inventories

Inventories are stated at the lower of cost (principally average cost) or market. Inventories consist of loose buttons, yarn and greige goods, packaged craft and button products, finished fabric and garments. The Company estimates markdowns required for inventories based upon future marketability as well as general economic conditions. The Company regularly reviews inventory quantities on hand, by item, and records a provision for excess inventory based primarily upon the Company's historical experience and estimated forecast of product demand using historical and recent ordering data relative to the quantity on hand for each item. A significant decrease in demand for the Company's products could result in an increase in the amount of excess inventory quantities on hand; however, the Company manages inventory and monitors product purchasing to reduce this risk.

Impairment of Long-Lived Assets

The Company evaluates goodwill and indefinite lived intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Long-lived assets, including property and equipment, long-term assets and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. The Company assesses impairment in accordance with the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company assesses the impairment of goodwill and intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The Company determines the recoverability of the assets by comparing the carrying amount of the assets to net future cash flows that the assets are expected to generate. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the assets.

In the quarter ended September 30, 2005, management concluded that the carrying amounts of goodwill and trademarks related to the Textile segment totaling $2.3 million and $0.7 million, respectively, were deemed to be fully impaired and were written off accordingly. The Company's annual goodwill and other intangible asset impairment tests performed in the fourth quarter of 2005 with respect to the Craft segment indicated no impairment of goodwill as of December 31, 2005. In the fourth quarter of 2003 the Company recorded a goodwill impairment charge of $5.4 million related to the Textile segment.

Deferred Taxes

Deferred tax assets and liabilities represent estimated future tax amounts attributable to the differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax bases. These estimates are computed using the tax rates in effect for the applicable period. Realization of our deferred tax assets is, for the most part, dependent upon our U.S. consolidated tax group of companies having sufficient federal taxable income in future years to utilize our domestic net operating loss carry-forwards before they expire. We adjust our deferred tax valuation allowance on a quarterly basis in light of certain factors, including our financial performance.

Pension Liabilities

The determination of pension obligations and the related pension expense or credits to operations involves significant estimates. The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on assets used in calculating the pension charges or credits for the year. The Company uses discount rates based on yields of highly rated fixed income debt securities at the end of the year. At December 31, 2005, the weighted average discount rate for all plans was 5.75%. The Company uses an expected long-term rate of return on assets that is based on both past performance of the plan's assets and estimated future performance of the assets. At December 31, 2005, the expected long-term rate of return used was 8%. Due to the nature of the plan's assets and the volatility of debt and equity markets, results may vary significantly from year to year. See Note 12 of Notes to Consolidated Financial Statements.

Loss Contingencies

There are times when non-recurring events occur that require management to consider whether an accrual for a loss contingency is appropriate. Accruals for loss contingencies typically relate to certain legal proceedings, customer and other claims and litigation. As required by SFAS No. 5, we determine whether an accrual for a loss contingency is appropriate by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our legal proceedings, warranty and other claims and litigation based on available information to assess potential liability. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results assuming a combination of litigation and settlement strategies. The adverse resolution of any one or more of these matters over and above the amounts that have been estimated and accrued in the current consolidated financial statements could have a material adverse effect on our business, results of operations and financial condition.

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

Results of Operations

Year Ended December 31, 2005 Compared Year Ended December 31, 2004

Net sales for the year ended December 31, 2005 totaled $29.4 million as compared to $33.7 million during the year ended December 31, 2004.

Net sales in the Craft segment totaled $21.2 million during the year ended December 31, 2005 as compared to $23.1 million during the year ended December 31, 2004. The decrease in Craft segment sales totaling $1.9 million was a result of reduced holiday and seasonal craft orders in the amount of approximately $800,000 and an increase in sales allowances totaling approximately $360,000 and lower reorders of everyday product during the first two quarters of the year. Overall, excluding the effects of the increase in sales allowance, the Company experienced a 7% reduction in unit volume and a 6% reduction in revenue dollars during the year ended December 31, 2005 as compared to the same period in 2004. The reduction in holiday and seasonal orders as well as everyday reorders was the result of our retailer customers more cautious outlook with regard to inventory commitments in 2005 as compared to 2004.

Net sales in the Textile segment for the year ended December 31, 2005 totaled $8.2 million as compared to $10.6 million during the year ended December 31, 2004. The decrease in Textile segment sales during 2005 was the result of lower sales to our major customer, which lower sales were a reflection of weaker retail demand for our customer's product in the general apparel marketplace. Shipments of manufactured garments during the year ended December 31, 2005 reflected a 28.5% volume reduction compared to 2004. The average unit selling price during the year ended December 31, 2005 was approximately 4.4% lower than in 2004.

Gross margin during the year ended December 31, 2005 was $6.8 million as compared to $10.4 million during the year ended December 31, 2004. The gross margin percent totaled 23.0% during the year ended December 31, 2005 as compared to 30.9% during the year ended December 31, 2004.

Gross margin in the Craft segment totaled $7.3 million during the year ended December 31, 2005 as compared to $8.3 million during the same period last year. The Craft segment gross margin percent during the year ended December 31, 2005 totaled 34.2% as compared to 36.0% during the year ended December 31, 2004. The decrease in Craft segment gross margin dollars was the result of lower net sales as described above. The decrease in Craft segment gross profit percent was primarily the result of $360,000 of incremental sales allowances related to a merchandise change at a major customer during the second quarter.

Gross margin in the Textile segment totaled a loss of $501,000 during the year ended December 31, 2005 versus gross profit of $2.1 million during the year ended December 31, 2004. The gross (loss) percent for the year ended December 31, 2005 totaled (6.1%) as compared to a gross margin of 19.8% for the year ended December 31, 2004. The decrease in Textile segment gross margin for the year ended December 31, 2005 was the result of the $2.4 million reduction in sales contributing to an inability to leverage costs, an increase in variable cost of goods sold associated with raw material and freight costs that could not be passed on to our customer and a $404,000 write-down of inventory components.

Selling, general and administrative expenses totaled approximately $7.9 million for the year ended December 31, 2005, as compared to $8.3 million for the year ended December 31, 2004. The reduction in general and administrative expenses was primarily the result of reduced compensation expense and lower rent expense.

Impairment of goodwill and trademarks related to the Textile segment totaled $3.0 million for the year ended December 31, 2005 as compared to none for the same period in 2004.

Other income of $102,000 resulted from the sale of an investment in 2004. There was no such sale in 2005.

Loss before interest, preferred dividends and income taxes for the year ended December 31, 2005 totaled $4.1 million as compared to income of $2.1 million for the year ended December 31, 2004. The decrease in income before interest, preferred dividends and income taxes for the year ended December 31, 2005 compared to the year ended December 31, 2004 was due to the reduction in gross profit totaling $3.6 million, as discussed above, combined with the goodwill and trademark impairment charges of $3.0 million, offset in part by the reduction in selling, general and administrative expenses.

Net interest expense for the year ended December 31, 2005 totaled $806,000 as compared to net interest expense of $605,000 for the year ended December 31, 2004. The increase in interest expense as compared to the same period in 2004 was primarily the result of higher average interest rates of approximately 200 basis points in 2005 as compared to 2004 in addition to a higher level of indebtedness during 2005.

Dividends on mandatory redeemable preferred stock totaled $273,000 in 2005 as compared to $274,000 in 2004.

The provision for income taxes for the year ended December 31, 2005 was $3.1 million as compared to a provision of $582,000 for the year ended December 31, 2004. Because the Textile division's goodwill and trademark did not have tax basis, there was no related tax benefit resulting from the impairment charges. In addition, that portion of the Company's deferred tax asset related to NOLs expiring in 2005 totaling $317,000 was written off as unutilized and, further, a valuation allowance in the amount of $6.0 million was recorded against the Company's remaining deferred tax assets, $3.1 million of which is included in the provision for income tax for the year ended December 31, 2005 and $1.6 million of which related to the Company's defined benefit plan liability and was recorded as an adjustment to Other Accumulated Comprehensive Loss in stockholders' equity.

Total assets in the Textile segment were $1.2 million as of December 31, 2005 as compared to $5.5 million as of December 31, 2004. The reduction was largely the result of the $3.0 million goodwill and trademark impairment as well as operating losses incurred in the business in 2005.

Total operating loss for the Textile segment was $5.1 million during the year ended December 31, 2005 as compared to $71,000 operating profit during the year ended December 31, 2004.

Total assets in the Craft segment were $14.5 million as of December 31, 2005 and 2004.

Total operating income for Craft segment was $2.4 million during the year ended December 31, 2005 as compared to $3.1 million during the year ended December 31, 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net sales for the year ended December 31, 2004 increased approximately $3.0 million to $33.7 million from $30.8 million for the year ended December 31, 2003.

Net sales in the Textile segment increased $2.2 million to $10.6 million for the year ended December 31, 2004 from $8.4 million for the same period in 2003. The increase in Textile segment sales during 2004 was the result of additional sales to existing customers of additional contract garment manufacturing product lines in 2004 as compared to 2003. The women's wear segment of the contract garment manufacturing business in which the Textile division competes is very seasonal and, based upon our current customer base, sales are heavily weighted primarily to the third quarter and to a lesser extent the fourth quarter.

Net sales in the Craft segment totaled $23.1 million in 2004 as compared to $22.3 million in 2003. The increase in Craft segment sales was the result of higher seasonal craft orders and increased button sales in 2004 as compared to 2003 and lower reserves for sales returns and allowances in 2004 as compared to 2003. Craft segment 2004 sales reflected an 11% increase in unit volume and a 6% increase in revenue dollars as compared to 2003. The reserves for sales returns are anticipated to increase in 2005, as discussed below.

Gross margin in 2004 was $10.4 million as compared to $9.5 million in 2003. The increase in gross margin dollars was the result of increased sales volume/pricing as described above. The gross margin percent totaled 31.0% for each of the years ended December 31, 2004 and 2003.

Gross margin in the Textile segment totaled $2.1 million for then year ended December 31, 2004 versus $1.3 million for the same period in December 31, 2003. The increase in Textile segment gross margin in 2004 was the result of the higher level of sales in the segment. The gross margin percent in 2004 totaled 19.8% as compared to 15.4% in 2003. The increase in gross margin percent was the result of the Company's improved leverage of fixed cost of sales.

Gross margin in the Craft segment totaled $8.3 million for the year ended December 31, 2004 as compared to $8.2 million for the same period in 2003. The gross margin percent in 2004 totaled 36.1% as compared to 36.9% in 2003. The increase in Craft segment gross margin dollars was the result of increased sales. The decrease in Craft segment gross margin percent was the result of higher variable cost of goods sold, particularly in the categories of product development and freight and shipping.

Selling, general and administrative expenses totaled $8.3 million for the year ended December 31, 2004 as compared to $9.0 million for the same period in 2003. The reduction in general and administrative expenses was primarily the result of reduced compensation expense.

Other income of $102,000 included in selling, general and administrative expenses in 2004 was the result of a sale of an investment. There was no comparable item in 2003.

Goodwill impairment totaling $5.4 million was recorded in 2003 as a result of operating losses sustained by the Textile division. There was no further impairment recorded in 2004.

Income before interest, preferred dividends and income taxes for the year ended December 31, 2004 totaled $2.1 million as compared to a loss of $4.8 million for the same period in 2003. The increase in income before interest, preferred dividends and income taxes in 2004 compared to 2003 was due to the improvement in gross profit, lower general and administrative expenses, the absence of goodwill impairment and the gain on sale of investment, as discussed above.

Net interest expense for then year ended December 31, 2004 totaled $605,000 as compared to net interest expense of $526,000 for the same period in 2003. The increase in interest expense as compared to the same period last year was primarily the result of higher average debt levels in 2004 as compared to 2003.

Dividends on mandatory redeemable preferred stock totaled $274,000 in 2004 as compared to $273,000 in 2003.

The provision for income taxes for the year ended December 31, 2004 was $582,000 as compared to $499,000 for the same period in 2003. The increase in the provision for income taxes was the result of the higher level of income before income taxes in 2004 as compared to 2003. Because of the Company's net operating loss carry-forward, the Federal income tax provision at 34% reduces the deferred tax asset and does not require a cash payment.

Total assets in the Textile segment were $5.5 million as of December 31, 2004 as compared to $5.8 million as of December 31, 2003.

Total operating profit for the Textile segment was $71,000 for the year ended December 31, 2004 as compared to an operating loss of $6.5 million for the year ended December 31, 2003.

Total assets in the Craft segment were $14.5 million as of December 31, 2004 as compared to $13.8 million as of December 31, 2003.

Total operating profit for the Craft segment was $3.1 million for the years ended December 31, 2004 and 2003.

Liquidity and Capital Resources

The Company's principal sources of cash flow are from internally generated funds, borrowings under revolving credit facilities, advances under its factoring agreement and advances from Robert A. Levinson, a principal stockholder, officer and director of the Company. The Company believes these sources of cash will be sufficient to meet its liquidity needs for at least the next 12 months. However, there can be no assurance that the Company will not require additional financing, due to ongoing losses, debt service requirements or other factors to meet its liquidity needs, including its obligation to make a $1.5 million pension plan contribution by September 2007. There can be no assurance the Company will be able to obtain such additional financing if needed, in which case the Company's operations would be materially adversely affected and it could be forced to cease operations

At December 31, 2005 the Company's principal sources of liquidity included cash of $50,000 and trade accounts receivable of $2.8 million. At March 15, 2006, cash was approximately $50,000 and trade accounts receivable were approximately $2.5 million. There was no borrowing capacity available under the Company's credit facility with CIT as of December 31, 2005; and no such capacity at March 15, 2006. There was an additional $1 million of borrowing available from Mr. Levinson who has agreed to fund up to $3 million of temporary advances to the Company.

Following is a summary of our cash flow activities in 2005 as compared to 2004 and 2003.

Cash Flow Summary:
(in thousands)
                                        2005           2004            2003
                                     ----------     ----------     ----------
 Net cash (used in) provided by:
            Operating activities     $   (1,167)    $   (1,382)    $     (740)
            Investing activities           (141)           (61)          (239)
            Financing activities          1,326          1,431            952
                                     ----------     ----------     ----------
            Net change in cash       $       18     $      (12)    $      (27)
                                     ==========     ==========     ==========

         Losses sustained in 2005 and in prior years have materially adversely affected the Company's long-term liquidity. The Company has limited availability under its existing credit facilities, and there can be no assurance the Company will not require additional financing to support its operations, that the Company will be able to obtain any needed additional financing, or that it can obtain additional financing on favorable terms. Robert A. Levinson, the Company's Chairman and principal stockholder, has agreed to continue to personally support the Company's cash requirements through January 1, 2008 by providing short-term loans to the Company up to a maximum of $3 million. There is currently $1 million of borrowing available from Mr. Levinson. If we (1) do not substantially achieve our overall projected revenue levels for 2006, (2) fail to operate within our projected expense levels as reflected in our business operating plans, or (3) do not receive the ongoing support of our lenders, then we will be unable to meet our cash and operating requirements for the next twelve months, which would in turn require us to seek additional financing to fund operations and/or implement additional expense reductions. Levcor has implemented several actions to reduce losses and improve cash flow, including exiting the garment construction business, reduction of headcount, elimination of non-profitable product lines and reductions in other general and administrative costs. However, there can be no assurance that Mr. Levinson will continue to personally support the Company's cash requirements, that such support from Mr. Levinson, together with the support of the Company's commercial lenders, will be sufficient to address the Company's liquidity needs and cash requirements or that the actions taken will be sufficient to allow the Company to generate net income from continuing operations.

The Company is dependent on the ongoing support of its commercial lenders. Under its existing credit facilities (which are secured by all the Company's assets), the lenders have the right to accelerate payment of the loans in the event of material adverse changes in the Company's business. CIT has the right to require repayment of the Company's indebtedness with them on 60 days notice. The Company's lenders continue to support the Company, although there is no assurance they will continue to do so. Management of the Company believes that the likelihood of the lenders accelerating the payment of any of the obligations under the Company's facility during the next twelve months is unlikely.

Failing to substantially achieve our projected revenue levels for 2006 may also result in a default under our credit agreement with our lenders. If a default were to occur and is not timely cured by us or waived by our lenders, or if this were to happen and our debt could not be refinanced or restructured, our lenders could pursue remedies, including: (1) penalty rates of interest; (2) demand for immediate repayment of the debt; and/or (3) the foreclosure on any of our assets securing the debt. If this were to happen and we were liquidated or reorganized after payment to our creditors, there would likely be insufficient assets remaining for any distribution to our stockholders.

Until recently, the Company's Textile division provided offshore contract garment manufacturing services for a major customer. The nature of this business was such that a significant inventory investment was required in the early phases of the production cycle. The Company's borrowing agreement with CIT did not provide working capital funding for this production until the finished goods were shipped and billed to the customer. As a result, the Company had utilized short term credit advances from Mr. Levinson to cover the Textile division's working capital requirements, which advances were then expected to be repaid at the completion of the product cycle (when garments were shipped and were billed to the customer). In 2005, Mr. Levinson advanced $2.5 million to cover the Textile division's working capital requirements. Because of the operating losses of this division in 2005, the Company`s repayment to Mr. Levinson has been limited to $650,000 of such advances leaving an unpaid balance of $1.850 million as of December 31, 2005. In previous years, the short term stockholder advance was repaid in full as the Textile division's working capital cycle was completed. The Company has and will continue to rely on temporary advances from Robert A. Levinson, a stockholder, officer and director of the Company. As noted above, on November 9, 2005, the Company adopted a plan to exit the contract garment manufacturing business.

Net cash flow used in operating activities totaled $1.2 million during the year ended December 31, 2005, as compared to $1.4 million net cash flow used in operating activities during the same period last year resulting in a net decrease in cash flow used in operating activities totaling $215,000.

In 2005, the components of the $1.2 million of net cash used in operating activities were $1.7 million of the 2005 net loss adjusted for noncash items, primarily impairment, depreciation and deferred tax valuation allowance, offset by $580,000 of cash provided by operating assets and liabilities.

In 2004, the components of the $1.4 million of net cash used in operating activities were $1.5 million of the 2004 net income adjusted for noncash items, primarily depreciation, deferred tax provision and gain on sale of investment offset by $2.9 million of cash used by operating assets and liabilities.

Major components of the changes in operating assets and liabilities in 2005 as compared to 2004 were accounts receivable, inventories and accounts payable.

Changes in accounts receivable provided $841,000 of cash flow in 2005 as compared to a usage of $826,000 of cash flow in 2004. The primary reason for the increase in cash flow was a favorable improvement in payment terms with a major Craft segment customer beginning in the first quarter of 2005.

Changes in inventories provided $83,000 in cash flow in 2005 and used $1.2 million of cash flow in 2004. The favorable comparison was driven primarily by an inventory increase in the Textile segment in 2004 as compared to 2003 in the amount of $1.1 million. In 2005, the Textile segment inventory decreased by a similar amount but that decrease was offset by an increase in the Craft segment totaling $1.1 million. The increase in the Craft segment inventory was the result of preparations for a major customer making program changes in the first quarter of 2006 as compared to the third quarter of 2005 and previous years.

Changes in accounts payable provided $49,000 of cash flow in 2005 as compared to $21 thousand in 2004. The increase in accounts payable in 2005 was directly related to the inventory build in the Craft segment as discussed above.

Net cash flow used in investing activities totaled $141,000 during the year ended December 31, 2005, as compared to $61,000 during the year ended December 31, 2004. This increase was primarily a result of $102,000 of proceeds in 2004 from sale of an investment.

Net cash provided by financing activities totaled $1.3 million during the year ended December 31, 2005, as compared to $1.4 million during the same period last year. The decrease in cash provided by financing activities was the result of reduced borrowing needs due to the lower amounts of cash used in net operating activities.

Included in net cash provided by financing activities was net proceeds from stockholder loans during the year ended December 31, 2005 which totaled $2.5 million as compared to $2.1 million during the same period last year. The increase in stockholder loan is primarily the result of the funding of the operating activities of the textile segment, which activities are not eligible for funding under our line of credit with CIT to the extent such activities relate to off-shore inventory and in transit shipments. In 2004 those activities produced positive cash flow in that the stockholder loan balance was repaid in its entirety. In 2005, the operating activities of the Textile segment did not produce positive cash flow and as a result, the stockholder loan balance has not been repaid in full. Total borrowings under the stockholder loan for the Textile segment in 2005 were $2.5 million, of which $1.850 million was outstanding as of the end of the year. $1.0 million of this balance is classified as long term and $850,000 is classified as short term debt in the consolidated balance sheet as of December 31, 2005.

Total borrowings in 2005 and 2004 under the CIT revolving credit facility were $21.0 million and $23.3 million respectively; total repayments in 2005 and 2004 under this facility were $20.8 million and $22.4 million, respectively. Repayments under the Company's term loan totaled $144,000 in 2005 and 2004. Net amount repaid to factor during the year ended December 31, 2005 totaled $628,000 as compared to net borrowings of $558,000 during the year ended December 31, 2004.

The Company has a credit facility with CIT and a promissory note payable to JPMorgan Chase Bank ("JPMorgan"). In addition, the Company has borrowings and advances outstanding from Robert A. Levinson, a stockholder, officer and director of the Company.

The Company's credit facility with CIT (the "CIT Facility") provides for maximum aggregate borrowings of up to $7.5 million in the form of revolving credit, letters of credit and term loans. The CIT Facility is comprised of separate financing agreements with the Company and its wholly-owned subsidiary, Blumenthal Lansing Company, LLC ("Blumenthal"). There was no borrowing capacity available under the Company's credit facility with CIT as of December 31, 2005 or at March 15, 2006.

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.4 million of which was outstanding at December 31, 2005, (ii) revolving credit advances to the Company, $845,000 of which was outstanding at December 31, 2005 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, $3,214,000 of which was outstanding at December 31, 2005, and a Letter of Credit facility with a limit of $500,000, of which there was none outstanding at December 31, 2005. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.2 million due on January 1, 2008. The revolving credit advances are also due on January 1, 2008. CIT may terminate the Credit Facility upon 60 days written notice. All amounts outstanding under the CIT Facility bear interest at the Chase Bank N.A. prime rate plus 0.5% with a minimum rate of 5.0%. At December 31, 2005, the applicable Chase rate was 7.75%

In connection with the CIT Facility, the Company and its subsidiary have made cross corporate guarantees and have issued first priority liens covering substantially all of the assets of the Company and its subsidiary. The guarantees are full and unconditional. The non-guarantor subsidiary is immaterial and the Company's consolidated financial statements are representative of the combined guarantors of which the guarantor subsidiary is 100% owned. In addition, Mr. Robert A. Levinson, a stockholder, officer and director of the Company, provided certain collateral against advances provided under the CIT Facility.

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

Pursuant to a factoring agreement between CIT and the Company, CIT purchases the Textile segment's eligible trade accounts receivable without recourse and assumes substantially all credit risk with respect to such accounts. The amounts due to the Company from CIT under the factoring agreement earn no interest. The factoring agreement allows the Company to obtain advances that bear interest at 0.5% above CIT's prime rate (7.25% at December 31, 2005). The Company pledged its Textile segment's eligible accounts receivable and property and equipment as collateral under the factoring agreement. There is no set limit on borrowings. The amount available for borrowing is based on a formula consisting of 90% of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit.

The promissory note payable to JPMorgan in the amount of $3.0 million is dated May 2, 2002 and has a maturity date of April 30, 2007 as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at December 31, 2005 was 5.22%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

Robert A. Levinson, a stockholder, has agreed to personally support the Company's cash requirements to enable it to fulfill its obligations through January 1, 2008, to the extent necessary, up to a maximum amount of $3.0 million. The Company believes its reliance on such commitment is reasonable and that Mr. Levinson has sufficient liquidity and net worth to honor such commitment. The Company believes that Mr. Levinson's written commitment provides the Company with the legal right to request and receive such advances. In the event that Mr. Levinson did not honor such commitment, the Company would have the right to sue Mr. Levinson for breach of his agreement. Mr. Levinson reaffirmed this undertaking in writing on March 21, 2006.

Mr. Levinson has provided loans of $2,804,000 including accrued interest of $454,000 to the Company as of December 31, 2005. During 2005, he made short term advances of approximately $2.5 million during the twelve months ended December 31, 2005 of which $1.850 million was outstanding at December 31, 2005. Mr. Levinson has agreed not to seek repayment of $1.0 million of these 2005 advances before January 1, 2008 and as such $1.0 million of these advances are classified as non-current on the Company's December 31, 2005 Balance Sheet. He has pledged collateral in support of certain Company obligations. See Note 8 for a description of these transactions.

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

The availability of resources to make dividend payments to the holders of Series A Preferred Stock in the future will depend on the Company's future earnings and cash flow. Under Delaware law, preferred dividend payments are restricted to the

Company's accumulated or current earnings and profits. Losses in 2005 and earlier years have depleted the Company's accumulated earnings and profits and, as such, future preferred dividend payments will be limited to future earnings and profits. In this regard, the Company was unable to pay the March 15, 2006 Preferred Stock dividend. Preferred dividends which cannot be paid under Delaware law will continue to accrue and will be added to the Preferred Stock liability account.

A summary of the Company's December 31, 2005 contractual obligations and commitments is as follows:

                                                       Less than                                   More than
                                          Total         1 year        1-3 years      3-5 years      5 years
                                       ----------     ----------     ----------     ----------     ----------
CIT asset based loan                   $    4,059     $    4,059     $       --     $       --     $       --
CIT Factor payable                            775            775             --             --             --
Short term loan - stockholder                 850            850             --             --             --
Term loans                                  4,443            144          4,299             --             --
Long term debt - stockholder                1,847             --          1,847             --             --
Pension liabilities                         5,677            133          1,444            252          3,848
Post retirement medical liabilities         1,960            142            389            216          1,213
Environmental liabilities                   1,348             30            200            200            918
Preferred stock                             4,555             --          4,555             --             --
Preferred dividends                         1,092            273            819             --             --
Operating lease obligations                   976            334            642             --             --
                                       ----------     ----------     ----------     ----------     ----------
                                       $   27,582     $    6,740     $   14,195     $      668     $    5,979
                                       ==========     ==========     ==========     ==========     ==========

Interest is payable monthly at 8% on third-party loans and accrues at a 6% rate on stockholder loans pursuant to the terms of these loans.

Seasonality and New Product Lines

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

Recently Issued Accounting Pronouncements

SFAS No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-Based Payment," issued in December 2004, is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), which provides the Staff's views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

(1) A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

(2) A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

This statement is effective for the beginning of the first annual reporting period that begins after June 15, 2005, therefore, we will adopt the standard in the first quarter of fiscal 2006 using the modified prospective method. As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method prescribed in APB Opinion 25 and, as such, generally recognize no compensation cost for employee stock options. Although we have not completed our assessment, we believe the impact on our consolidated financial position or results or operations will not be material given the current number of outstanding stock options. The effect on our results of operations of expensing stock options using the Black-Scholes method is presented in the disclosure of pro forma net income and earnings per share in
Note 1. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires the retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impractible to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and we will adopt this provision, as applicable, during fiscal year 2006.

In March 2005, the FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143 "Accounting for Asset Retirement Obligations ("SFAS No. 143")" ("FIN 47"). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability for the conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal periods beginning after December 15, 2005, and we will adopt this provision, as applicable, during fiscal year 2006.

In November 2005, the FASB issued Staff Position No. 115-1, "The Meaning of Other Than Temporary Impairment and its Application to Certain Investments" ("FSP 115-1"). FSP 115-1 provides accounting guidance for determining and measuring other-than-temporary impairments of debt and equity securities, and confirms the disclosure for investments in unrealized loss positions as outlined in EITF 03-01, "The Meaning of Other-Than-Temporary Impairments ands its Application tom Certain Investments". The accounting requirements are effective for us on January 1, 2006 and will not have a material impact on our financial position or cash flows.

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

OFF BALANCE SHEET ARRANGEMENTS

         The Company has no off balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks arising from transactions in the normal course of our business, and from obligations under our short term and long term debt arrangements. Such risk is principally associated with interest rate fluctuation. We do not use derivative instruments to manage our exposure and do not currently hold any market risk sensitive instruments for trading purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a detailed discussion of our credit arrangements.

Interest Rate Risk

Our short term and long-term third party debt bears interest at floating rates, and accordingly we are sensitive to changes in prevailing interest rates. At December 31, 2005, our indebtedness with CIT was at a 7.75% interest rate (based on the Chase Bank N.A. prime rate plus .5%), and our factoring arrangement with CIT was at 7.75% (based on CIT's prime rate plus .5%), our indebtedness with JP Morgan Chase was at a 5.22% interest rate (based on adjusted LIBOR plus .75%). Our shareholder loan interest is not variable and bore a 6% interest rate. A 1% increase or decrease in market interest rates that affect our borrowing arrangements would have a material impact on earnings and cash flow of approximately $85,000 during the next fiscal year.

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions denominated in a currency other than an entity's functional currency and from foreign-denominated revenues translated into U.S. dollars.

We generally purchase our products in U.S. dollars. However, we source most of our products in Europe and Asia and, as such, the cost of these products may be affected by changes in the value of the relevant currencies and related exchange rates. Changes in currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same market. We currently do not hedge our exposure to changes in foreign currency exchange rates. We cannot assure you that foreign currency fluctuations will not have a material adverse impact on our financial condition and results of operations.

Customer Concentration

Our sales are concentrated with major retail chains and as such, approximately 40-50% of our sales in 2006 are expected to be from our top three accounts; these accounts represented 80% of our trade accounts receivable at December 31, 2005. The loss of any one of our major accounts would have a material adverse impact on our financial condition and results of operations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Levcor International, Inc.  Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm....................   31
Consolidated Balance Sheets as of December 31, 2005 and 2004...............   32
Consolidated Statements of Operations for the Years Ended
 December 31, 2005, 2004 and 2003..........................................   33
Consolidated Statements of Stockholders' Deficit for the Years Ended
 December 31, 2005, 2004 and 2003..........................................   34
Consolidated Statements of Cash Flows for the Years Ended
 December 31, 2005, 2004 and 2003..........................................   35
Notes to Consolidated Financial Statements.................................   36

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Levcor International, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Levcor International, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Levcor International, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Friedman LLP
-----------------------------
New York, New York
March 15, 2006


                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (In thousands, except per share information)

                                                                         December 31,      December 31,
                                                                             2005              2004
                                                                        -------------     -------------
ASSETS
Current Assets:
     Cash                                                               $          50     $          32
     Accounts receivable trade, net                                             2,760             3,601
     Inventories, net                                                           7,725             7,729
     Deferred income taxes                                                         --               898
     Other current assets                                                         173               214
                                                                        -------------     -------------
         Total current assets                                                  10,708            12,474

Property, Plant and Equipment, net                                              2,067             2,305
Goodwill                                                                        2,543             4,843
Deferred income taxes                                                              --             3,611
Other assets                                                                      751             1,651
                                                                        -------------     -------------
         Total Assets                                                   $      16,069     $      24,884
                                                                        =============     =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
     Revolving loan and current maturities of long-term debt            $       4,203     $       3,987
     Due to factor                                                                775             1,403
     Current maturities of stockholder loan                                       850                --
     Accounts payable                                                           1,897             1,848
     Other current liabilities                                                  1,422             1,219
                                                                        -------------     -------------
         Total current liabilities                                              9,147             8,457
                                                                        -------------     -------------
Long-term debt, less current maturities                                         4,299             4,443
Stockholder loan, less current maturity                                         1,847                --
Pension liabilities                                                             5,677             5,907
Post retirement medical liabilities                                             1,960             2,154
Environmental liabilities                                                       1,348             1,388
Other liabilities                                                                 179               349
Mandatory Redeemable Preferred Stock, par value $0.01 per share
     8,000,000 shares authorized:  Shares issued and outstanding:
     Series A - 4,555,007                                                       4,555             4,555
                                                                        -------------     -------------
         Total Liabilities                                                     29,012            28,069
                                                                        -------------     -------------

Commitments and contingencies                                                      --                --

STOCKHOLDERS' DEFICIT
Common Stock, par value $0.01 per share
     15,000,000 shares authorized;
     Shares issued and outstanding: 5,331,881 as of December 31, 2005
         and 5,329,564 at December 31, 2004                                        54                54
Paid in capital                                                                33,238            33,234
Accumulated Deficit                                                           (41,839)          (33,535)
Accumulated Other Comprehensive Loss                                           (4,332)           (2,858)
Unearned Compensation                                                             (64)              (80)
                                                                        -------------     -------------
Total Stockholders' Deficit                                                   (12,943)           (3,185)
                                                                        -------------     -------------
Total Liabilities and Stockholders' Deficit                             $      16,069     $      24,884
                                                                        =============     =============

The accompanying notes are an integral part of these consolidated financial statements.


                           LEVCOR INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                    Years Ended December 31,
                                                           ----------------------------------------
                                                              2005           2004           2003
                                                           ----------     ----------     ----------
Net sales                                                  $   29,401     $   33,736     $   30,784
Cost of sales                                                  22,642         23,301         21,249
                                                           ----------     ----------     ----------
Gross profit                                                    6,759         10,435          9,535
Selling, general and administrative expenses                    7,898          8,315          8,984
Goodwill and Trademarks impairment - Textile segment            3,009             --          5,367
                                                           ----------     ----------     ----------
Operating Income(loss)                                         (4,148)         2,120         (4,816)
Interest expense, net                                             806            605            526
 Dividends on mandatory redeemable preferred stock                273            274            136
                                                           ----------     ----------     ----------
Income (loss) before income taxes                              (5,227)         1,241         (5,478)
Provision for income taxes                                      3,077            582            499
                                                           ----------     ----------     ----------
Net income (loss)                                              (8,304)           659         (5,977)
Less dividends on mandatory redeemable preferred stock             --             --            137
                                                           ----------     ----------     ----------
Income (loss) applicable to common stock                   $   (8,304)    $      659     $   (6,114)
                                                           ==========     ==========     ==========

Earnings (loss) per share:
         Basic                                             $    (1.56)    $      .12     $    (1.20)
                                                           ==========     ==========     ==========
         Diluted                                           $    (1.56)    $      .12     $    (1.20)
                                                           ==========     ==========     ==========

Weighted average shares outstanding - basic                     5,332          5,294          5,104
Potential common stock                                             --             73             --
                                                           ----------     ----------     ----------
Weighted average shares outstanding - diluted                   5,332          5,367          5,104
                                                           ==========     ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.


                           LEVCOR INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     AND OTHER COMPREHENSIVE INCOME (LOSS)
                      (In thousands except per share data)

                                     Compre-                          Accum.Other
                                     hensive               Additional   Compre-       Common Stock       Treasury Stock
                                     Income    Accumulated   Paid in    hensive   ------------------  -----------------   Unearned
                            Total    (Loss)      Deficit     Capital    Losses     Amount   Shares     Amount   Shares  Compensation
                          --------   --------   ---------   --------   --------   -------  ---------  -------- --------  ---------
January 1, 2003           $ (5,081)             $ (28,080)  $ 26,345   $ (3,485)  $   139  2,786,972  $     --       --  $       0
                          ========              =========   ========   ========   =======  =========  ========  =======  =========
Acquisition of
 Levcor                      6,588                          $  6,864              $   (87) 2,338,280  $    (77) (57,600) $    (112)
Common stock issued              6                                 6                          17,800
Stock-based
 compensation                   31                                31                          14,237
Net loss before
 preferred stock
 activity                   (5,977)    (5,977)     (5,977)
Preferred stock
 dividends                    (137)      (137)       (137)
Foreign translation
 adjustment                     42         42                                42
Amortization unearned
compensation                    16         16                                                                                   16
Pension adjustment             562        562                               562
                                     --------
Total comprehensive
 loss                                $ (5,494)
                                     ========
                          --------              ---------   --------   --------   -------  ---------  -------- --------
December 31, 2003         $ (3,950)             $ (34,194)  $ 33,246   $ (2,881)  $    52  5,157,289  $    (77) (57,600) $     (96)
                          ========              =========   ========   ========   =======  =========  ========  =======  =========
Treasury stock
 acquired in relation
 to stock option
 exercise                       --                               144                    1    170,000      (145) (45,274)
Common stock issued             36                                35                    1     36,000
Retirement of treasury
 stock                          --                              (222)                        (45,274)      222  102,874
Stock-based compensation        31                                31                          11,549
Net income                     659        659         659
Foreign translation
 adjustment                      2          2                                 2
Amortization unearned
 compensation                   16         16                                                                                   16
Pension adjustment              21         21                                21
                                     --------
Total comprehensive
 income                              $    698
                                     ========
                          --------              ---------   --------   --------   -------  ---------  -------- --------  ---------
December 31, 2004         $ (3,185)             $ (33,535)  $ 33,234   $ (2,858)  $    54  5,329,564        --       --  $     (80)
                          ========              =========   ========   ========   =======  =========  ========  =======  =========
Stock-based
 compensation                    4                                 4                           2,317
Net loss                    (8,304)    (8,304)     (8,304)
Foreign translation
 adjustment                     (9)        (9)                               (9)
Amortization unearned
 compensation                   16         16                                                                                    16
Pension adjustment          (1,465)    (1,465)                           (1,465)
                                     --------
Total comprehensive
 income                              $ (9,762)
                                     ========
                          --------              ---------   --------   --------   -------  ---------  -------- --------   ---------
December 31, 2005         $(12,943)             $ (41,839)  $ 33,238   $ (4,332)  $    54  5,331,881        --       --   $     (64)
                          ========              =========   ========   ========   =======  =========  ========  =======   =========



The accompanying notes are an integral part of these consolidated financial statements.


                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                   Years Ended December 31,
                                                                          ----------------------------------------
                                                                             2005           2004           2003
                                                                          ----------     ----------     ----------
Cash Flows Used In Operating Activities:
Net income (loss)                                                         $   (8,304)    $      659     $   (5,977)
Reconciliation of net income (loss)
 to net cash used in operations:
     Goodwill and Trademarks impairment - Textile segment                      3,009             --          5,367
     Depreciation and amortization                                               392            459            470
     Deferred income taxes                                                     2,908            490            557
     Non-cash stock based compensation                                             4             31             31
     Gain on sale of investment                                                   --           (102)            --
     Changes in operating assets and liabilities:
         Accounts receivable trade, net                                          841           (826)          (146)
         Inventories, net                                                         83         (1,204)            85
         Other current assets                                                     41             17             72
         Other assets                                                            105             12           (121)
         Accounts payable                                                         49             21           (528)
         Other current liabilities                                               203           (560)          (345)
         Pension liabilities                                                     (94)          (126)           (10)
         Post retirement medical liabilities                                    (194)          (232)           (77)
         Environmental liabilities                                               (40)            (8)           (19)
         Other liabilities                                                      (170)           (13)           (99)
                                                                          ----------     ----------     ----------
              Net cash used in operating activities                           (1,167)        (1,382)          (740)
                                                                          ----------     ----------     ----------
Cash Flows Used In Investing Activities:
Capital expenditures                                                            (100)           (96)          (158)
Cash acquired from acquisition                                                    --             --              4
Investment in other assets                                                       (41)           (67)           (85)
Proceeds from sale of investment                                                  --            102             --
                                                                          ----------     ----------     ----------
         Net cash used in investing activities                                  (141)           (61)          (239)
                                                                          ----------     ----------     ----------
Cash Flows From Financing Activities:
Borrowings under revolving loan                                               21,055         23,337         21,261
Repayments under revolving loan                                              (20,838)       (22,358)       (21,224)
Repayment of long - term debt                                                   (144)          (144)          (144)
Borrowings under stockholder loan                                              2,531          2,110          1,761
Repayments under stockholder loan                                               (650)        (2,108)        (1,733)
Due to factor                                                                   (628)           558          1,162
Dividends on redeemable preferred stock                                           --             --           (137)
Proceeds from exercise of stock options                                           --             36              6
                                                                          ----------     ----------     ----------
         Net cash provided by financing activities                             1,326          1,431            952
                                                                          ----------     ----------     ----------

Increase (decrease)  in cash                                                      18            (12)           (27)
Cash at beginning of year                                                         32             44             71
                                                                          ----------     ----------     ----------
Cash at end of year                                                       $       50     $       32     $       44
                                                                          ==========     ==========     ==========

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
     Interest                                                             $      653     $      594     $      526
                                                                          ==========     ==========     ==========
     Income taxes                                                         $       17     $       69     $      299
                                                                          ==========     ==========     ==========

Non-cash transactions:
     Stock issued on option exercise                                      $       --     $      145     $       --
                                                                          ==========     ==========     ==========
     Treasury stock acquired in relation to stock option exercise         $       --     $      145     $       --
                                                                          ==========     ==========     ==========
     Retirement of treasury stock                                         $       --     $      222     $       --
                                                                          ==========     ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Liquidity:
-----------------------------------
Levcor International, Inc. (the "Company") (i) manufactures, packages and distributes a line of buttons and other craft products for sale in the home sewing and craft retail industry and (ii) operates a textile business. The Company sells its products to customers primarily in the United States and also has distribution in Canada and Europe. Effective January 6, 2003 Carlyle Industries, Inc. was merged into Levcor International, Inc. as discussed in note 4.

Consolidation:
--------------
The consolidated financial statements include the accounts of the Company and its subsidiaries, Blumenthal Lansing Company, LLC and Button Fashion B.V. after elimination of intercompany items and transactions.

Use of Estimates:
-----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents:
--------------------------
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at December 31, 2005 and 2004

Property, Plant and Equipment:
------------------------------
Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed principally by the straight-line method for each class of depreciable and amortizable asset based on their estimated useful lives. Buildings and improvements, machinery and equipment, and furniture and fixtures are generally depreciated over periods of 20-35, 3-25 and 5-10 years, respectively. Leasehold improvements are amortized over the shorter of the lease or its estimated useful life.

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

Accounts Receivable
-------------------
Accounts receivable (substantially all related to the Company's Craft segment) are stated at the amount management expects to collect. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Accounts balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $50,000 as of December 31, 2005 and 2004, respectively.

Due from Factor:
----------------
Under a factoring agreement with CIT Group/Financial Services, Inc. ("CIT" or the "factor"), the factor purchases the Textile division's trade accounts receivable without recourse and assumes substantially all credit risks with respect to such accounts. The factoring agreement allows the Company to obtain advances, computed on a borrowing base formula from the factor at 8% (prime rate plus 0.5%). The amounts due to the Company from the factor earn no interest. The Company has pledged its accounts receivable and property and equipment as collateral under the factoring agreement.

Inventories
-----------
Inventories are valued at the lower of cost or market using a weighted-average cost method basis. We make provisions for obsolete or slow moving inventories as necessary to properly reflect inventory value.

Long-Lived Assets
-----------------
The Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, the asset is written down to its estimated fair value. When assets are removed from operations and held for sale, the impairment loss is estimated as the excess of the carrying value of the assets over their fair value. In the third quarter of 2005, $709,000 of Textile segment trademark impairment was recorded in connection with this policy. No such impairments of long-lived assets were recorded for the years ended December 31, 2004 and 2003.

Goodwill:
---------
The Company reviews goodwill for impairment annually, or more frequently if impairment indicators arise and goodwill is written off when impaired. Impairment, if any, would be determined based on an implied fair value model for determining the carrying value of goodwill. The impairment test is a two-step process. The first step requires comparing the fair value of each reporting unit to its net book value. The Company uses management estimates of future cash flows to perform the first step of the goodwill impairment test. Estimates made by management include assumptions about future conditions such as future revenues, gross margins and operating expenses. The second step is only performed if impairment is indicated after the first step is performed, as it involves measuring the actual impairment to goodwill. In connection with the Company's plan to exit the garment manufacturing business, all remaining goodwill related to the Textile segment totaling $2.3 million was written-off. There was no impairment of goodwill for the year ended December 31, 2004. The Company recorded a goodwill impairment charge of $5.4 million, also related to the Textile segment for the year ended December 31, 2003.

Income Taxes:
-------------
The liability method is used in accounting for income taxes as required by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for operating income and tax credit carryforwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

Deferred tax assets and liabilities represent estimated future tax amounts attributable to the differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax bases. These estimates are computed using the tax rates in effect for the applicable period. Realization of our deferred tax assets is, for the most part, dependent upon our U.S. consolidated tax group of companies having sufficient federal taxable income in future years to utilize our domestic net operating loss carry-forwards before they expire. We adjust our deferred tax valuation allowance on a quarterly basis in light of certain factors, including our financial performance.

The Company has significant deferred tax assets, resulting from net operating loss carryforwards and deductible temporary differences. As of December 31, 2005, the Company has provided a full valuation allowance against our deferred tax assets. Management weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in past years. The Company will continue to maintain a full valuation allowance on our tax benefits until profitability has been sustained over a time period and in amounts that are sufficient to support a conclusion that it is more likely than not that a portion or all of the deferred tax assets will be realized. A decrease in our valuation allowance would result in an immediate material income tax benefit, an increase in total assets and stockholder's equity, and could have a significant impact on earnings in future periods.

Environmental Liabilities:
--------------------------
The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

Foreign Currency Translation:
-----------------------------
The assets and liabilities of Levcor's foreign subsidiaries, whose functional currencies are the local currencies, are translated into United States dollars at the current exchange rate as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of the financial statements are reported as a separate component of stockholders' deficit. Net currency transaction gains and losses included in income were not material

Fair Value of Financial Instruments:
------------------------------------
The Company's financial instruments are comprised of revolving debt, long-term debt, loans payable to stockholder, Robert A. Levinson, and Series A Mandatory Redeemable Preferred Stock at December 31, 2005 and 2004. The fair values of the revolving debt, long-term debt and loans payable to Robert A. Levinson approximate the carrying values because these obligations had market-based interest rates.

Revenue Recognition:
--------------------
In the Craft segment, revenue is recognized when goods are shipped to customers. Shipment is made by UPS or common carrier. Deliveries generally take place within three days of shipment. Standard terms for shipments are F.O.B. shipping point, at which time the Company has completed all performance obligations to consummate the sale. In some circumstances, shipments are made F.O.B. destination, in which case the Company insures the sales value of most shipments.

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

Advertising:
------------
The Company expenses the cost of advertising at the time the cost is incurred. Advertising expense totaled approximately $133,000, $189,000 and $86,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Stock-Based Compensation Plans:
-------------------------------
As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to account for its stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation expense is recognized over the vesting period based on the excess of the market closing price over the exercise price on the grant date.

For disclosure purposes, stock compensation expense has been estimated using the Black-Scholes option-pricing model on the date of grant and assumptions related to dividend yield, stock price volatility, weighted-average risk free interest rate and expected life of the stock options which is a fair value based method. Had the provisions of SFAS No. 123 been applied to the Company's stock option grants for its stock-based compensation plans, the Company's net (loss) income and net (loss) income per share for the years ended December 31, 2005, 2004 and 2003, would approximate the pro forma amounts below (in thousands, except per share amounts):

                             2005          2004            2003
                        ------------   ------------   ------------
Income (loss) applicable
to common stock
         As Reported    $     (8,304)  $        659   $     (6,114)
         Pro Forma      $     (8,374)  $        591   $     (6,147)
         Basic EPS:
         As Reported    $      (1.56)  $        .12   $      (1.20)
         Pro Forma      $      (1.57)  $        .11   $      (1.20)
         Diluted EPS:
         As Reported    $      (1.56)  $        .12   $      (1.20)
         Pro Forma      $      (1.57)  $        .11   $      (1.20)

No options were granted in 2005. The fair value of each option grant in 2004 and 2003 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, risk-free interest rates of 4.74% and 3.93%, expected dividend yields of zero percent; expected lives of 10 years; and expected volatility of 39% and 45%, respectively.

Earnings (Loss) Per Common Share:
---------------------------------
Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential increase in outstanding shares that could result from exercising in-the-money stock options. The shares issueable upon the exercise of in-the-money stock options were not included in the computation of loss per common share, for the years ended December 31, 2005 and 2003, as the effect would be anti-dilutive. Accordingly, the 2005 and 2003 diluted loss per share is the same as the basic loss per share.

Mandatorily Redeemable Preferred Stock:
---------------------------------------
In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 requires an issuer to classify certain financial instruments within its scope, such as mandatorily redeemable preferred stock, as liabilities (or assets in some circumstances). SFAS 150 defines a financial instrument as mandatorily redeemable if it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date(s) or upon an event certain to occur. Levcor adopted this standard as required on July 1, 2003.

Reclassifications:
------------------
Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

Recently Issued Accounting Pronouncements:
------------------------------------------
SFAS No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-Based Payment," issued in December 2004, is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), which provides the Staff's views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

(1) A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

(2) A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

This statement is effective for the beginning of the first annual reporting period that begins after June 15, 2005, therefore, we will adopt the standard in the first quarter of fiscal 2006 using the modified prospective method. As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method prescribed in APB Opinion 25 and, as such, generally recognize no compensation cost for employee stock options. Although we have not completed our assessment, we believe the impact on our consolidated financial position or results or operations will not be material given the current number of outstanding stock options. The effect on our results of operations of expensing stock options using the Black-Scholes method is presented in the disclosure of pro forma net income and earnings per share in
Note 1. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires the retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impractible to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and we will adopt this provision, as applicable, during fiscal year 2006.

In March 2005, the FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143 "Accounting for Asset Retirement Obligations ("SFAS No. 143")" ("FIN 47"). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability for the conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal periods beginning after December 15, 2005, and we will adopt this provision, as applicable, during fiscal year 2006.

In November 2005, the FASB issued Staff Position No. 115-1, "The Meaning of Other Than Temporary Impairment and its Application to Certain Investments" ("FSP 115-1"). FSP 115-1 provides accounting guidance for determining and measuring other-than-temporary impairments of debt and equity securities, and confirms the disclosure for investments in unrealized loss positions as outlined in EITF 03-01, "The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments". The accounting requirements are effective for us on January 1, 2006 and will not have a material impact on our financial position or cash flows.

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

2- GOING CONCERN

The accompanying consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss attributable to common stockholders of $8.3 million for the year ended December 31, 2005 of which $3.0 million and $3.1 million represented goodwill and trademarks impairment and the increase of the deferred tax asset valuation allowance, respectively. $6.1 million was represented by non cash impairment. In addition, the Company has an accumulated deficit of $41.8 million and a total stockholders deficit of $12.9 million at December 31, 2005. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to the Company. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management plans to continue to provide for its capital needs through stockholder loans and advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2005 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

3- GARMENT MANUFACTURING BUSINESS

In 2003, the Company took steps to transition the focus of its Textile division from fabric converting to contract garment manufacturing, which the Company believed offered greater potential for growth. In this regard, in 2004, the Company's Textile division began providing contract garment manufacturing services for a major customer. During 2004 and 2005, the Textile division continued to focus on garment manufacturing, although it incurred continuing and increasing operating losses due to the factors described below.

On November 9, 2005, the Company's Board of Directors approved management's plan to exit the garment manufacturing business. Garment manufacturing represented 85%, 96% and 57% of the Textile segment's revenue during the years ended December 31, 2005, 2004 and 2003, respectively. The Textile segment accounted for 28%, 32% and 27% of the Company's total sales in 2005, 2004 and 2003, respectively; as a result, the Company's revenue in 2006 is expected to be significantly lower than in 2005. The decision to exit this business was the result of operating losses incurred this year resulting from lower than planned business volume from our major customer and an inability to attract additional customers. In addition, a decrease in margins due to an increase in raw material costs, and the long production lead times and the related working capital requirements of the business contributed to interest costs that exceeded the segment's operating profits. The Company is in the process of disposing of the remaining garment manufacturing inventory. The Company presently intends to continue to conduct the Textile division's fabric conversion business to a very limited extent but may not be required to report the Textile division as a separate segment in the future.

Management has determined that disposal of the garment manufacturing business does not meet the requirements of Financial Accounting Standards Board No. 144, "Accounting for the Impairment or Disposal of Long-Termed Assets", for classification as discontinued operations at December 31, 2005.

The results of operations of the garment manufacturing business which the Company is exiting will not be reported as discontinued operations until the period in which the related assets are abandoned, distributed or exchanged. At December 31, 2005, the assets and liabilities of the garment manufacturing business continue to be classified as held for use and the results of operations for the year then ended are included in the results of continuing operations.

Management concluded that the carrying amounts of goodwill and trademarks totaling $2.3 million and $709 thousand, respectively, related to the textile segment were deemed to be fully impaired as of September 30, 2005 and were written off accordingly.

4- MERGER WITH CARLYLE INDUSTRIES, INC.

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

5- SEGMENT INFORMATION

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

                                             Years  Ended December 31,
                                       ----------------------------------------
                                          2005           2004           2003
                                       ----------     ----------     ----------
Revenue:
  Textile                              $    8,184     $   10,632     $    8,436
                                       ----------     ----------     ----------
  Craft                                    21,217         23,104         22,348
                                       $   29,401     $   33,736     $   30,784
                                       ==========     ==========     ==========
Operating income (loss):
  Textile - operating income (loss)
            before impairment          $   (2,129)    $       71     $   (1,164)
  Textile - impairment                     (3,009)            --         (5,367)
  Craft                                     2,402          3,149          3,116
                                       ----------     ----------     ----------
                                       $   (2,736)    $    3,220     $   (3,415)
                                       ==========     ==========     ==========

Corporate general and
  administrative expense                    1,412          1,202          1,401
Other income                                   --           (102)            --
Interest expense, net                         806            605            526
Dividends on mandatory
  redeemable preferred stock                  273            274            273
Provision for income taxes                  3,077            582            499
                                       ----------     ----------     ----------
Net income (loss)                      $   (8,304)    $      659     $   (6,114)
                                       ==========     ==========     ==========

Depreciation and amortization:
  Textile                              $       24     $       50     $       34
  Craft                                       352            393            420
  Corporate                                    16             16             16
                                       ----------     ----------     ----------
                                       $      392     $      459     $      470
                                       ==========     ==========     ==========

Capital expenditures:
  Textile                              $       --     $       21     $       62
  Craft                                       100             75             96
                                       ----------     ----------     ----------
                                       $      100     $       96     $      158
                                       ==========     ==========     ==========


                                        Years Ended December 31,
                                       -------------------------
                                           2005           2004
                                       ----------     ----------
Total assets:
Textile                                $    1,234     $    5,482
Craft                                      14,478         14,537
Corporate                                     357          4,865
                                       ----------     ----------
                                       $   16,069     $   24,884
                                       ==========     ==========

6- INVENTORIES

The components of inventories as of December 31, 2005 and 2004, net of reserves are as follows (dollars in thousands):

                                           2005           2004
                                       ----------     ----------
Raw materials                          $    4,245     $    4,641
Work in progress                              245            167
Finished goods                              3,235          2,921
                                       ----------     ----------
                                       $    7,725     $    7,729
                                       ==========     ==========

At December 31, 2005 and 2004 inventories were valued on a weighted-average cost method basis. Inventories are stated at the lower of cost or market. Cost elements included in inventory are material, labor and overhead, primarily using standard cost, which approximates actual cost.

7 - PROPERTY, PLANT AND EQUIPMENT

The components of Property, Plant and Equipment as of December 31, are as follows (dollars in thousands):

                                           2005           2004
                                       ----------     ----------
Land and improvements                  $       76     $       80
Buildings and improvements                  2,466          2,497
Machinery and equipment                     2,101          2,128
                                       ----------     ----------
                                            4,643          4,705
Less: Accumulated depreciation
 and amortization                          (2,576)        (2,400)
                                       ----------     ----------
                                       $    2,067     $    2,305
                                       ==========     ==========

Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 totaled approximately $392,000, $459,000 and $470,000, respectively.

8- SHORT TERM AND LONG TERM DEBT

The Company has a credit facility with CIT and a promissory note payable to JPMorgan Chase Bank ("JPMorgan"). In addition, the Company has borrowings and advances outstanding from Robert A. Levinson, a stockholder, officer and director of the Company.

The Company's credit facility with CIT (the "CIT Facility") provides for maximum aggregate borrowings of up to $7.5 million in the form of revolving credit, letters of credit and term loans. The CIT Facility is comprised of separate financing agreements with the Company and its wholly-owned subsidiary, Blumenthal Lansing Company, LLC ("Blumenthal"). There was no unused availability under the Company's credit facility with CIT as of December 31, 2005.

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.4 million of which was outstanding at December 31, 2005, (ii) revolving credit advances to the Company, $845,000 of which was outstanding at December 31, 2005 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, $3,214,000 of which was outstanding at December 31, 2005, and a Letter of Credit facility with a limit of $500,000, of which there was none outstanding at December 31, 2005. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.2 million due on January 1, 2008. The revolving credit advances are also due on January 1, 2008. CIT may terminate the Credit facility upon 60 days written notice. All amounts outstanding under the CIT Facility bear interest at the Chase Bank N.A. prime rate plus 0.5% with a minimum rate of 5.0%. (7.25% at December 31, 2005).

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

The CIT Facility contains representations and warranties and events of default customary for agreements of this nature such as restrictions on incurring more debt, acquisitions, the use of proceeds from the sales of assets, the prohibition of preferred stock redemptions, dividend payments in excess of $300,000 per year, and a change in voting control of the Company. The CIT Facility also contains a subjective acceleration clause which states that all obligations shall, at CIT's option, be immediately due and payable without notice or demand upon the occurrence of any change in the Company's condition or affairs (financial or otherwise) that, in CIT's sole discretion exercised by CIT in accordance with CIT's business judgment, materially impairs the collateral or increases CIT's risk. In the case of the Term Loan, CIT may accelerate the maturity in the event of a default by the Company after thirteen months notice of such acceleration. Management of the Company believes that the likelihood of CIT accelerating the payment of any of the obligations under the CIT Facility during the next twelve months is remote.

Pursuant to a factoring agreement between CIT and the Company, CIT purchases the Textile segment's eligible trade accounts receivable without recourse and assumes substantially all credit risk with respect to such accounts. The amounts due to the Company from CIT under the factoring agreement earn no interest. The factoring agreement allows the Company to obtain advances that bear interest at 0.5% above CIT's prime rate (7.25% at December 31, 2005). The Company pledged its Textile segment's eligible accounts receivable and property and equipment as collateral under the factoring agreement. There is no set limit on borrowings. The amount available for borrowing is based on a formula consisting of 90% of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit.

The promissory note payable to JPMorgan in the amount of $3.0 million is dated May 2, 2002 and has a maturity date of April 30, 2007, as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at December 31, 2005 was 5.22%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

Mr. Robert A. Levinson, a stockholder, has agreed to personally support the Company's cash requirements to enable it to fulfill its obligations through January 1, 2008, to the extent necessary, up to a maximum amount of $3.0 million. The Company believes its reliance on such commitment is reasonable and that Mr. Levinson has sufficient liquidity and net worth to honor such commitment. The Company believes that Mr. Levinson's written commitment provides the Company with the legal right to request and receive such advances. In the event that Mr. Levinson did not honor such commitment, the Company would have the right to sue Mr. Levinson for breach of his agreement. Mr. Levinson reaffirmed this undertaking in writing on March 21, 2006.

Mr. Levinson has provided loans of $2,804,000 including accrued interest of $454,000 to the Company as of December 31, 2005. During 2005, he made short term advances of approximately $2.5 million during the twelve months ended December 31, 2005 of which $1.850 million was outstanding at December 31, 2005. Mr. Levinson has agreed not to seek repayment of $1.0 million of these 2005 advances before January 1, 2008 and as such $1.0 million of these advances are classified as non-current on the Company's December 31, 2005 Balance Sheet. He has pledged collateral in support of certain Company obligations. See Note 8 for a description of these transactions.

During the year ended December 31, 2005, the Company was in compliance with all debt covenants.

Future maturities of long-term debt during each of the next five years ending December 31 and thereafter were as follows (in thousands):

                           2006            $      144
                           2007                 4,000
                           2008                 2,146
                           Thereafter              --
                                           ----------
                                           $    6,290
                                           ==========

9- OTHER CURRENT LIABILITIES

Other current liabilities as of December 31 consist of the following (dollars in thousands):

                                              2005              2004
                                           ----------      ----------
Salaries, wages, bonuses
 and other compensation                    $      660      $      573
Other                                             762             646
                                           ----------      ----------
                                           $    1,422      $    1,219
                                           ==========      ==========

10- LEASE TERMINATION CHARGE

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

11- LEASE PAYMENTS

The following is a schedule of future minimum lease payments under non-cancelable operating leases at December 31, 2005 (dollars in thousands):


             2006                                     334
             2007                                     308
             2008                                     233
             2009                                     101
                                                ---------
                                                $     976
                                                =========

Rental expense for premises leased by the Company under operating leases totaled $294,000, $422,000 and $362,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

12- PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

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

In addition to the liability of $4.3 million for this Company sponsored defined benefit plan, the Company also has an additional pension liability in the amount of $1.0 million at December 31, 2005 in connection with a terminated multi-employer plan which requires annual payments of $142,000 through 2016. In addition, the Company has a $322,000 deferred compensation liability payable to the former owner of an acquired business.

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

The prepaid pension balances of $476,000 and $458,000 at December 31, 2005 and 2004, respectively are included in Other Assets on the Company's consolidated balance sheets. Decreases in the minimum pension liability totaling $136,000 and $35,000 have been recorded on the December 31, 2005 and 2004 balance sheets in connection with this plan and corresponding credits to stockholders' deficit net of deferred tax expense of $1,601,000 and $14,000, respectively, has also been recorded. The 2005 deferred tax expense included the increase in the deferred tax assets valuation allowance related to the pension liability. These adjustments were recognized and credited to "Accumulated Other Comprehensive Earnings". The minimum pension liabilities as of December 31, 2005 and 2004 were based on the plan's portfolio investments as of such date which totaled $17.6 million and $18.0 million, respectively, and the actuarially determined accumulated benefit obligation.

                                                                   Pension Plan                      Other Post-
                                                                                               Retirement Benefit Plan
                                                                   Years Ended                       Years Ended
                                                                   December 31,                      December 31,
                                                           -----------------------------     -----------------------------
         Dollars in thousands:                                 2005             2004             2005             2004
                                                           ------------     ------------     ------------     ------------
         Change in benefit obligation
         Benefit obligation at beginning of year           $     21,988     $     21,452     $      1,099     $      1,868
         Service cost                                                --               --               16               (2)
         Interest costs                                           1,216            1,292               57               67
         Actuarial (gain) loss                                       57            1,045              (47)            (631)
         Benefits paid                                           (1,874)          (1,801)            (146)            (203)
                                                           ------------     ------------     ------------     ------------
         Benefit obligation at end of year                 $     21,387     $     21,988     $        979     $      1,099
                                                           ============     ============     ============     ============

         Change in plan assets:
         Fair value of plan assets at beginning of year    $     17,998     $     17,506     $         --     $         --
         Actual return on plan assets                             1,374            2,293               --               --
         Employer contribution                                       52               --               --               --
         Benefits paid                                           (1,874)          (1,801)              --               --
                                                           ------------     ------------     ------------     ------------
         Fair value of plan assets at end of year          $     17,550     $     17,998     $         --     $         --
                                                           ============     ============     ============     ============

         Funded status                                     $     (3,837)    $     (3,990)    $       (979)    $     (1,099)
         Unrecognized net actuarial loss (gain)                   4,313            4,448             (910)            (970)
         Unrecognized prior service cost                             --               --              (71)             (85)
                                                           ------------     ------------     ------------     ------------
         Accrued benefit (cost) prepaid                    $        476     $        458     $     (1,960)    $     (2,154)
                                                           ============     ============     ============     ============
         Weighted average assumptions as of December 31:
         Discount rate                                             5.75%            5.75%            5.75%            5.75%
         Expected return on plan assets                            8.00%            8.00%             N/A              N/A
         Rate of compensation increase                              N/A              N/A              N/A              N/A

         Components of net periodic benefit cost:
         Service                                           $         --     $         --     $         16     $         (2)
         Interest cost                                            1,216            1,292               57               67
         Expected return on plan assets                          (1,368)          (1,363)              --               --
         Amortization of prior service cost                          --               --              (14)             (14)
         Recognized net actuarial loss (gain)                       186              150             (107)             (80)
                                                           ------------     ------------     ------------     ------------
         Net periodic benefit cost (gain)                  $         34     $         79     $        (48)    $        (29)
                                                           ============     ============     ============     ============

The Company's accumulated benefit obligation under its defined benefit plan at December 31, 2005 and 2004 was $21,387,000 and $21,988,000, respectively. The
Company anticipates quarterly contributions to this plan in 2006 of approximately $19,000 with an additional $1.4 million due by September 30, 2007, based on current legislated discount rates and actuarial assumptions.

The Company's defined benefit plan asset target allocation for 2006, the actual allocation as of December 31, 2005 and 2004, and the expected long-term rates of return by asset category for 2006 are as follows:

                                                                                   Weighted Average
                                                        Percentage of Plan        Expected Long-term
                                Target Allocation     Asset as of December 31,     Rates of Return
         Asset Category               2006               2005      2004
         --------------------------------------------------------------------------------------------
         Equity securities           40-85%               82%       82%                    9.5%
         Debt securities              5-16%               18%       17%                    4.5%
         Other                        0-10%                0%        1%                      --
                                                        ----      ----                    ----
            Total                                        100%      100%                       %
                                                        ====      ====                    ====

A one-percentage-point change in assumed health care cost trend rates would not change the actuarial present value of the accumulated post-retirement benefit obligations due to annual limitations of Company contributions per employee. Estimated future benefit payments under the Company's post retirement medical plan are as follows (in thousands of dollars):

                              2006           142
                              2007           137
                              2008           130
                              2009           122
                              2010           113
                           Thereafter        410

13-      EMPLOYEE BENEFIT PLAN

The Company's eligible employees may participate in a Company-sponsored 401(k) benefit plan. This Plan covers substantially all employees and permits employees to defer up to 15% of their salary up to statutory maximums. The plan also provides for matching contributions by the Company of up to 75% of the first 2% of salary deferral and 50% of the next 2% of salary deferral. Total Company matching contributions for the years ended December 31, 2005, 2004 and 2003 were $102,000, $105,000 and $82,000 respectively. As of December 31, 2005 there were 114 active employees participating in the plan.

14-      CUSTOMER CONCENTRATIONS

The Company's customer base has been and continues to be highly concentrated. The Textile division's two largest customers, Alfred Dunner, Inc. and Lana Winer International, accounted for approximately 76% and 21%, respectively, during 2005 and 90% and 6%, respectively, during 2004 and 71% and 4%, respectively, during 2003 of the division's sales. The Craft division's largest three customers (Wal-Mart, a mass merchandiser and Jo-Ann Stores and Hancock Fabrics, each a specialty chain) represented approximately 46%, 25% and 8%, respectively, in 2005 and 45%, 21% and 8%, respectively, in 2004 and 47%, 21% and 7%, respectively, during 2003 of the division's net revenues. These Craft division customers also represented approximately 80% and 79% of the total outstanding accounts receivable as of December 31, 2005 and 2004, respectively. A reduction in sales to any of these customers could adversely impact the financial condition and results of operations of the Company.

15-      RELATED PARTY TRANSACTIONS

Robert A. Levinson, a stockholder, has provided loans of $2,804,000 including accrued interest of $454,000 to the Company as of December 31, 2005. During 2005, he made short term advances of approximately $2.5 million during the twelve months ended December 31, 2005 of which $1.850 million was outstanding at December 31, 2005. Mr. Levinson has agreed not to seek repayment of $1.0 million of these 2005 advances before January 1, 2008 and as such $1.0 million of these advances are classified as non-current on the Company's December 31, 2005 Balance Sheet. He has pledged collateral in support of certain Company obligations. See Note 8 for a description of these transactions.

In addition to being a director of the Company, Edward H. Cohen serves as counsel to Katten Muchin Rosenman LLP, legal counsel to the Company. During the years ended December 31, 2005, 2004 and 2003, fees for services provided to the Company by Katten Muchin Rosenman LLP totaled approximately $177,000, $171,000 and $486,000, respectively. Mr. Cohen does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

 16-     INCOME TAXES

Income (loss) before income taxes for the years ended December 31 consisted of the following components (thousands):

                                         2005          2004          2003
                                      ----------    ----------    ----------
         United States                $   (5,131)   $    1,470    $   (5,238)
         Foreign                             (96)         (229)         (240)
                                      ----------    ----------    ----------
                                      $   (5,227)   $    1,241    $   (5,478)
                                      ==========    ==========    ==========

The components of the income tax provision or (benefit) are (thousands):

                                                          Years Ended December 31,
                                                  --------------------------------------
                                                     2005          2004          2003
                                                  ----------    ----------    ----------
         Current provision (benefit):
           Federal                                $       (4)   $       --    $       --
           State                                         (25)           92           (34)
                                                  ----------    ----------    ----------
                                                         (29)           92           (34)
                                                  ----------    ----------    ----------
         Deferred provision (benefit):
           Federal                                     2,640           416           453
           State                                         466            74            80
                                                  ----------    ----------    ----------
                                                       3,106           490           533
                                                  ----------    ----------    ----------
         Income tax provision as per
           Consolidated Statement of Operations   $    3,077    $      582    $      499
                                                  ==========    ==========    ==========
         Deferred provision
           -Tax effect of other comprehensive
           loss                                        1,601            14           340
                                                  ----------    ----------    ----------
         Total provision                          $    4,678    $      596    $      839
                                                  ==========    ==========    ==========

At December 31, the components of the net deferred tax asset are (dollars in thousands):

                                                              December 31,
                                                       ------------------------
                                                          2005          2004
                                                       ----------    ----------
Deferred tax assets:
Book value of fixed assets over tax basis              $     (494)   $     (499)
Pension liabilities                                         2,080         2,180
Other post-retirement benefit liability                       784           862
Environmental accruals                                        539           555
Operating and capital loss carryforwards                    2,570         1,935
Other, net                                                    495           148
                                                       ----------    ----------
Deferred tax asset                                          5,974         5,181
Valuation allowance                                        (5,974)         (672)
                                                       ----------    ----------
Deferred tax asset, net                                $       --    $    4,509
                                                       ==========    ==========


                                                             Years Ended December 31,
                                                    ----------------------------------------
                                                       2005           2004           2003
                                                    ----------     ----------     ----------

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

Tax provision (benefit) at statutory federal rate         34.0%          34.0%          34.0%
State income taxes, net                                    6.1%           6.0%           6.0%
Permanent items                                          (25.1)%          8.8%         (40.2)%
Change in valuation allowance                           (101.4)%        (20.5)%        (16.9)%
Over-accrual in prior year                                 0.5%           0.0%           0.6%
Non-includable (income) expense                           27.1%          18.6%           7.3%
                                                    ----------     ----------     ----------
Effective tax                                            (58.8)%         46.9%          (9.2)%
                                                    ==========     ==========     ==========

The Company had a net operating loss carryforward of approximately $6,426,000 expiring through 2025.

17-      REDEEMABLE PREFERRED STOCK

Dividends on the Series A Preferred Stock accrue at an annual rate of 6% and are payable quarterly. The availability of resources to make dividend payments to the holders of Series A Preferred Stock in the future will depend on the Company's future earnings and cash flow. Under Delaware law, preferred dividend payments are restricted to the Company's accumulated or current earnings and profits. Losses in 2005 and earlier years have depleted the Company's accumulated earnings and profits and, as such, future preferred dividend payments will be limited to future earnings and profits. Preferred dividends which cannot be paid under Delaware law will continue to accrue and will be added to the Preferred Stock liability account. In addition, under the terms of the CIT Facility, preferred stock redemption payments are prohibited and preferred stock dividend payments are limited to $300,000 per year. In this regard, the Company was unable to pay the March 15, 2006 Preferred Stock dividend. Preferred dividends which cannot be paid under Delaware law will continue to accrue and will be added to the Preferred Stock liability account.


In accordance with the provisions of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities" ("SFAS 150"), the redeemable preferred stock has been classified as a liability in the consolidated balance sheets at redemption value as of December 31, 2005 and 2004. The consolidated statements of operations for years ended December 31, 2005, 2004 and 2003 include $273,000, $274,000 and $136,000 respectively, of preferred stock dividends paid which have been included as part of interest expense, net in the determination of operating income. For periods prior to July 1, 2003, such redeemable preferred stock dividend payments are reported as an adjustment to net income to arrive at net income available to common stock. In accordance with SFAS 150, dividend payments made in the first and second quarters of 2003 are not permitted to be reclassified to the current accounting treatment and as a result they continue to be presented on a separate line. By its terms (but subject to the Company's agreement with its commercial lenders), the preferred stock is mandatorily redeemable by the Company in three installments on June 15, 2007, June 15, 2008, and June 15, 2009.

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

18-      COMMON STOCK AND EARNINGS (LOSS) PER COMMON SHARE

During the years ended December 31, 2005 and 2004, the Company issued an aggregate of 2,317, 11,549 and 14,237 shares, respectively, of common stock to Directors in lieu of cash for Directors' fees and recorded such issuances as stock based compensation expense.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per common share computations for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands, except per share amounts):

                                                                          Weighted        Income
                                                           Income          Average        (Loss)
                                                           (Loss)          Shares        Per Share
                                                        ------------    ------------   ------------
Year ended December 31, 2005:
     Basic and diluted loss applicable                  $     (8,304)      5,331,881   $      (1.56)
                                                        ============    ============   ============
            to common stockholders

Year ended December 31, 2004:
     Basic income applicable to common stockholders     $        659       5,294,544   $        .12
     Effect of dilutive options                                   --          72,770             --
                                                        ------------    ------------   ------------
     Diluted income applicable to common stockholders   $        659       5,367,314   $        .12
                                                        ============    ============   ============

Year ended December 31, 2003:
     Basic and diluted loss applicable
            to common stockholders                      $     (6,114)      5,103,520   $      (1.20)
                                                        ============    ============   ============

19-      STOCK OPTION PLAN

Grants under the 2002 Stock Option Plan (the "Plan") may consist of incentive stock options, non-qualified stock options, stock appreciation rights in tandem with stock options or freestanding, restricted stock grants, or restored options. In connection with the Plan, 550,000 shares of Common Stock were available for grants at the start of the Plan. The Company has granted options on 220,000 shares through December 31, 2005 in connection with the Plan. Under the Plan, the option exercise price equals the stock's market price on date of grant. Plan options vest over a three-year period and expire after ten years.

In connection with the merger as discussed in Note 4, there were 262,400 options outstanding under a previous Levcor stock option plan which has terminated, at a weighted average exercise price of $.81 per option as of December 31, 2002. Also, in connection with the Levcor and Carlyle merger, 220,000 options which were outstanding at December 31, 2002 were assumed by Levcor and became fully vested.

During 2005, there were no options exercised. 206,000 shares and 18,000 shares under the previous Levcor and Carlyle plans were exercised during 2004 and 2003, respectively. There remain 191,200 options outstanding under these previous plans as of December 31, 2005 at an average exercise price of $3.25 per share.

A summary of the status of outstanding grants and weighted average exercise prices at December 31, 2005, 2004 and 2003 and changes during the years then ended is presented in the table and narrative below (shares in thousands):

                                            2005                    2004                    2003
                                    --------------------    --------------------    --------------------
                                     Shares      Price       Shares      Price       Shares      Price
                                    --------    --------    --------    --------    --------    --------
   Beginning of year                     445    $   2.70         661    $   3.05         220    $   6.05
   Issued in merger                       --          --          --          --         262         .81
   Granted                                --          --          20        1.83         200        2.45
   Exercised                              --          --        (206)       (.88)        (18)        .34
   Forfeited                             (32)       (.73)        (18)      (4.17)
   Expired                                (2)     (15.63)        (12)     (50.00)         (3)        .50
                                    --------    --------    --------    --------    --------    --------
   End of year                           411    $   2.79         445    $   2.70         661    $   3.05
                                    ========    ========    ========    ========    ========    ========
   Shares exercisable at year-end        331                     292                     447
                                    ========                ========                ========
   Weighted average exercise
     price of exercisable options   $   2.90                $   2.87                $   3.38
                                    ========                ========                ========

There were no options issued in 2005. During 2004 and 2003, the Company issued 20,000 and 200,000 options with an estimated fair value of $21,000and $295,000, respectively.

Summary information about the Company's stock options outstanding at December 31, 2005 is as follows:

                                 Options Outstanding                        Options Exercisable
                     ---------------------------------------------     ----------------------------
                                         Weighted                                         Weighted
                                          Average                                          Average
     Date             Number             Exercise      Contractual      Number            Exercise
    Granted           of shares            Price         Periods        of shares          Price
 -------------       ----------        -------------   -----------     ----------        ----------
   05/09/1996              400            10.62500         0.3               400            10.625
   05/16/1997           25,056            10.00000         1.4            25,000            10.000
   02/11/1998           25,000              .62500         2.1            25,000              .625
   02/25/1998            4,444             6.56250         2.1             4,444             6.563
   12/10/1998           10,000             5.00000         2.9            10,000             5.00
   01/04/1999            1,500             2.00000         3.0             1,500             2.00
   12/29/1999           91,000             2.50000         4.0            91,000             2.50
   01/03/2000            2,700             1.11100         4.0             2,700             1.111
   01/02/2001            2,400             1.25000         5.0             2,400             1.250
   01/09/2001           12,500             1.10000         5.0            12,500             1.10
   02/14/2002           11,200              .95000         6.1            11,200              .95
   02/15/2002            5,000             2.10000         6.1             5,000             2.10
   07/14/2003          200,000             2.45000         7.5           133,400             2.45
   06/03/2004           20,000             1.83000         8.4             6,666             1.83
                     ---------         -----------       -----         ---------         --------
                       411,200         $   2.79000         5.7           331,210         $   2.90
                     =========         ===========       =====         =========         ========

20-      COMMITMENT AND CONTINGENCIES

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

A property owned by the Carlyle Manufacturing Company, Inc. ("CM") (a non-operating subsidiary) located at 30 Echo Lake Road in Watertown, Connecticut was being investigated by the United States Environmental Protection Agency ("EPA") during the early 1990's for possible inclusion on the National Priorities List promulgated pursuant to CERCLA but no such listing ever occurred. A Site Inspection conducted at this location detected certain on-site soil and groundwater contamination, as well as contamination of nearby water. This site is listed on the Connecticut State Hazardous Waste Disposal Site list, but remediation activity has not been required by the Connecticut Department of Environmental Protection ("CTDEP"). On December 31, 2005, the Company completed the sale of this property for a nominal dollar amount. There was no gain or loss recorded on the transaction as this property had been fully impaired in an earlier year.

On or about June 1992 the Company received notices from the EPA that the Company, Belding Corticelli Thread Co. ("BCTC") (a discontinued operation) and CM had been identified, along with 1,300 other parties, as PRPs in connection with the alleged release of hazardous substances from the Solvents Recovery Service of New England Superfund Site in Southington, Connecticut (the "SRS site"). The Company settled its alleged liability in connection with the SRS sites by paying $1,626 in connection with a settlement offered to de minimis parties at the SRS site in 1994. BCTC and CM, along with other PRPs, committed to perform the Remedial Investigation and Feasibility Study ("RIFS") and two Non-Time Critical Removal Actions ("NTCRA") at the SRS site. The RIFS, and the first NTCRA (except for certain maintenance activities) have been completed. BCTC and CM have been allocated approximately .04% and 1.32%, respectively, of costs incurred to date, based on their alleged volume of waste shipped to the SRS site. The Company is unable, at this time, to estimate the ultimate cost of the remedy for the SRS site. In September of 2005, the EPA issued its Record of Decision (ROD) for the SRS site. The EPA has not yet sent special notice letters to the PRPs to initiate consent decree negotiations concerning, among other things, the scope of the work to be performed under the ROD.

The issues referred to above do not include costs that the Company or its subsidiaries may incur for consultants' or attorneys' fees or for administrative expenses in connection with the Company's participation as part of a PRP group. The reserve the Company has established for environmental liabilities as described above, in the amount of $1.3 million, represents the Company's best current estimate of the costs of addressing all identified environmental situations, based on the Company's review of currently available evidence, and takes into consideration the Company's prior experience in remediation and that of other companies, as well as public information released by EPA and by the PRP groups in which the Company or its subsidiaries are participating. Although the reserve currently appears to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and no assurances can be given that the Company's estimate of any environmental liability will not increase or decrease in the future. The uncertainties relate to the difficulty of estimating the ultimate cost of any remediation that may be undertaken, including any operating costs associated with remedial measures, the duration of any remediation required, the amount of consultants' or attorneys' fees that may be incurred, the administrative costs of participating in the PRP groups, and any additional regulatory requirements that may be imposed by the federal or state environmental agencies.

21- UNAUDITED QUARTERLY RESULTS OF OPERATIONS: (IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                  December 31,    September 30,     June 30,        March 31,
Quarter Ended                                         2005            2005            2005            2005
                                                  ------------    ------------    ------------    ------------
Net sales                                         $      6,466    $     10,894    $     15,933    $      6,108
Cost of sales                                            5,254           8,870           4,296           4,222
                                                  ------------    ------------    ------------    ------------
Gross profit                                      $      1,212    $      2,024    $      1,637    $      1,886
                                                  ============    ============    ============    ============

Loss applicable to common stockholders            $     (4,428)   $     (3,275)   $       (377)   $       (224)
                                                  ============    ============    ============    ============

Basic and diluted loss per common share           $       (.83)   $       (.61)   $       (.07)   $       (.04)
                                                  ============    ============    ============    ============


                                                  December 31,    September 30,     June 30,        March 31,
Quarter Ended                                         2004            2004            2004            2004
                                                  ------------    ------------    ------------    ------------
Net sales                                         $      7,321    $     13,141    $      6,661    $      6,613
Cost of sales                                            4,966           9,836           4,323           4,176
                                                  ------------    ------------    ------------    ------------
Gross profit                                      $      2,355    $      3,305    $      2,338    $      2,437
                                                  ============    ============    ============    ============

Income applicable to common stockholders          $         56    $        569    $         12    $         22
                                                  ============    ============    ============    ============

Basic and diluted income per common share         $        .01    $       . 11    $         --    $         --
                                                  ============    ============    ============    ============


                                                  December 31,    September 30,     June 30,        March 31,
Quarter Ended                                         2003            2003            2003            2003
                                                  ------------    ------------    ------------    ------------
Net sales                                         $      6,666    $     10,781    $      6,106    $      7,231
Cost of sales                                            5,070           7,689           4,074           4,416
                                                  ------------    ------------    ------------    ------------
Gross profit                                      $      1,596    $      3,092    $      2,032    $      2,815
                                                  ============    ============    ============    ============

Income (loss) applicable to common stock          $     (6,602)   $        445    $       (176)   $        219
                                                  ============    ============    ============    ============

Basic and diluted income(loss) per common share   $      (1.29)   $        .08    $       (.03)   $        .04
                                                  ============    ============    ============    ============

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL
                  DISCLOSURE

None


ITEM 9A.          CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Security Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of the end of the period covered by this annual report.

(b)      Section 404 compliance.

Beginning with the year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include management's report on our internal control over financial reporting in our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management's responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our registered independent public accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting.

In order to achieve compliance with Section 404 within the prescribed period, management will commence a Section 404 compliance project under which management will adopt a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. During the fourth quarter of fiscal year 2005, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

None.

                                    PART III


Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

   The following table sets forth the names of the directors and executive officers of the Company, their ages, and their current positions with the
Company:

                                                                          Year Became
       Name               Age                    Title                    Director
------------------        ---      ------------------------------------   ------------
Robert A. Levinson         80      Chairman of the Board, President and   June 1989
                                   Chief Executive Officer

Edward F. Cooke            52      Chief Financial Officer, Vice          January 2003
                                   President, Secretary, Treasurer
                                   and Director

Joseph S. DiMartino        62      Director                               January 2003

Giandomenico Picco         58      Director                               January 2003

John McConnaughy           76      Director                               June 1989

Edward H. Cohen            67      Director                               June 1998

Each director is elected to serve on the Board of Directors of the Company until the next annual meeting of stockholders and until their successors shall be duly elected and qualified. The term of the current directors expires at the next annual meeting of stockholders.

Mr. Levinson has been Chairman of the Board and President of the Company, and its Chief Executive Officer, since June 1989. From June 1989 to January 2003, he also served as Secretary and Principal Financial Officer of the Company. Mr. Levinson served as Chairman of the Board, President and Chief Executive Officer of Carlyle Industries, Inc. ("Carlyle") from May 1998 to January 2003. From 1979 until May 1, 1995, Mr. Levinson was Chairman of the Board of Andrex Industries Corp., a company engaged in textile manufacturing and processing. Mr. Levinson is a member of the Board of the National Committee on U.S. China Relations and the World Policy Institute at New School University.

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

Mr. McConnaughy has been a director of the Company since June 1989. He is Chairman and Chief Executive Officer of JEMC Corporation, a company engaged in exploring investment opportunities. From 1981 until his retirement in 1992, Mr. McConnaughy was Chairman of the Board and Chief Executive Officer of GEO International Corporation, a company engaged in screen-printing and oil services. From 1985 until his retirement in 1992, Mr. McConnaughy also served as President of GEO International Corporation. Mr. McConnaughy is Chairman of the Board of the Excellence Group, LLC, which filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code on January 13, 1999. The Excellence Group's subsidiaries produced labels for a variety of customers. Mr. McConnaughy serves as a director of Wave Systems Corp., Consumer Portfolio Services, Inc., Overhill Farms, Inc. and Arrow Resources Development, Inc.

Mr. Cohen has been a director of the Company since June 1998. Mr. Cohen serves as Counsel to the law firm of Katten Muchin Rosenman LLP New York, New York, and for more than the past five years, until January 31, 2002, was a Senior Partner at its predecessor law firm, Rosenman & Colin LLP. Mr. Cohen also serves as a director of Franklin Electronic Publishers, Inc., a designer and developer of electronic reference products, Phillips-Van Heusen Corporation, a manufacturer and retailer of apparel and footwear, Merrimac Industries, Inc., a designer and producer of microwave and radio frequency components, and Gilman & Ciocia, Inc., a financial planning and tax preparation firm. Mr. Cohen does not share in any fees paid by the Company to Katten Muchin Rosenman LLP.

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

The Audit Committee must pre-approve all audit and non-audit services to be provided to the Company by its outside auditors. The Committee carries out all functions required by NASDAQ, the Securities and Exchange Commission and the federal securities laws. During fiscal year 2004, the Audit Committee held three meetings. The Audit Committee does not include an "audit committee financial expert" as defined in the SEC's Regulation S-B, Item 401(e)(2) because the Board of Directors believes that the members of the Audit Committee are collectively capable of analyzing and evaluating the Company's financial statements. In addition, the Board believes that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted at this time. A copy of the Audit Committee charter as adopted by the Board of Directors was filed as Exhibit 99.1 to the Company's 10-KSB/A filed on April 29, 2004.

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

Messrs. Cohen, DiMartino and McConnaughy currently serve on the Corporate Governance Committee and each member meets the independence requirements of NASDAQ and the Securities Exchange Act of 1934. The Governance Committee is responsible for identifying and recommending to the Board of Directors individuals qualified to become Board and Committee members; maintaining that a majority of the Board of Directors members are independent and that all the members of the Audit, Compensation and Governance Committees are independent; developing and recommending to the Board of Directors a set of corporate governance principles applicable to the Company; and addressing corporate governance issues for the Board. During fiscal year 2004 the Corporate Governance Committee held two meetings. A copy of the Corporate Governance Committee charter as adopted by the Board of Directors was filed as Exhibit 99.2 to the Company's 10-KSB/A filed on April 29, 2004.

Changes to Nominating Procedures

There were no material changes to the procedures by which the Company's stockholders may recommend nominees to the Board of Directors since the adoption of such procedures as disclosed in the Company's 2003 Annual Report on Form 10-KSB.

Stockholder Communications

Any stockholder or other interested party who desires to communicate with the Company's Chairman of the Board of Directors or any of the other members of the Board of Directors may do by writing to: Robert A. Levinson, Levcor International, Inc., 1065 Avenue of the Americas, New York, New York 10018. Communications may be addressed to the Chairman of the Board, an individual director, a Board Committee, the non-management directors or the full Board. Communications received by the Chairman of the Board will then be distributed to the appropriate directors unless the Chairman determines that the information submitted constitutes "spam," pornographic material and/or communications offering to buy or sell products or services.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers, directors and persons who beneficially own greater than 10% of a registered class of the Company's equity securities to file certain reports ("Section 16 Reports") with the Securities and Exchange Commission with respect to ownership and changes in ownership of the Company's common stock, par value $0.01 per share ("Common Stock") and other equity securities of the Company. Based solely on the Company's review of the
Section 16 Reports furnished to the Company, all Section 16(a) requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2005 except for the following: Edward H. Cohen failed to timely file a Statement of Changes in Beneficial Ownership on Form 4 in January 2005 with respect to his acquisition of Common Stock in payment of director's fees in lieu of cash.

Code of Ethics

The Company has adopted a Code of Ethics for its Principal Executive Officer and its Senior Financial Officers. A copy of the Code of Ethics was filed as Exhibit 14 to the Company's 2003 Annual Report on Form 10-KSB/A on April 29, 2004.

Item 11.          EXECUTIVE COMPENSATION

The following table summarizes compensation paid by the Company during fiscal years 2003, 2004 and 2005 to the Company's executive officers during such periods (the "Named Executive Officers") for services rendered in all capacities to the Company.

                                             Summary Compensation Table
                                                                                       Long-term Compensation
                                                                         ------------------------------------------------
                                                          Annual Compensation                  Awards                  Payouts
                                                -------------------------------------- -----------------------   -----------------

                                                                                       Restricted   Securities           All Other
                                                                         Other Annual    Stock      Underlying    LTIP    Compen-
                                                                         Compensation   Award(s)     Options/    Payouts  sation
   Name And Principal Position          Year    Salary($)    Bonus($)        ($)           ($)        SARs(#)      ($)      ($)
   ---------------------------          ----    ---------    --------    -------------  ---------   ----------   -------  --------
    Robert A. Levinson                  2005   $  237,500    $ 97,029    $ 268,769 (1)         --          --       --    $   --
       Chairman of the Board, Chief     2004      237,500      93,742      268,769 (1)         --          --       --        --
         Executive Officer and          2003      237,500      91,812      268,769 (1)         --          --       --        --
         President


    Edward F. Cooke                     2005      150,000      72,771           --             --          --       --     3,801 (2)
         Chief Financial Officer,       2004      150,000      70,499           --             --                   --     3,799 (2)
         Vice President,                2003      150,000     105,103                                 200,000              3,800 (2)
          Secretary and Treasurer

(1) This amount reflects the aggregate dividend payments made to Mr. Levinson as holder of 98.3% of the Company's Series A Preferred Stock, which are payable on a quarterly basis.
(2) This amount reflects the matching contributions to the Company's 401(k) Plan paid by the Company.


       The Company did not issue any stock options to the Named Executive
                                Officers in 2005.
           Aggregated Option Exercises in Last Fiscal Year and Fiscal
                             Year-End Option Values

The following table sets forth stock options exercised by Named Executive Officers during the year ended December 31, 2005, and the number and value of all unexercised options at fiscal year end.

                                                                        Number Of           Value Of
                                                                       Securities        Unexercised In-
                                 Shares Acquired        Value          Underlying          The-Money
                                   On Exercise         Realized    Unexercised Options   Options At FY-
                                       (#)               ($)         At FY- End (#)        End($) (1)
                                 ---------------       --------    -------------------   ---------------

                                                                      Exercisable/        Exercisable/
                    Name                                              Unexercisable       Unexercisable
                    ----                                              -------------       -------------
             Robert A. Levinson         --                --          35,200/0               --

             Edward F. Cooke            --                --         173,400/66,600          --


1) Fair market value of securities underlying the options at fiscal year end minus the exercise price of the options.

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

Management Incentive Plans

The Company's 2005 Management Incentive Plan was adopted by the Board of Directors on March 15, 2005. The 2005 Management Incentive Plan is a performance-based bonus plan whereby management earn cash awards if targets are reached in the areas of (i) return of total capital, (ii) sales growth and (iii) individual objectives. All awards payable under the 2005 Management Incentive Plan are subject to the approval of the Compensation Committee of the Board of Directors. Awards aggregating $434,000 were earned under the 2005 Management Incentive Plan. The 2005 Management Incentive Plan terminated on December 31, 2005. A copy of the 2005 Management Incentive Plan was attached as an Exhibit to the Company's 2004 10-KSB/A filed on May 2, 2005. The Company's 2006 Management Incentive Plan, which was adopted by the Board of Directors on March 27, 2006 and has the same material terms as the 2005 Management Incentive Plan, is attached as an Exhibit to the Company's 2005 Annual Report on Form 10-K.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 27, 2006 regarding the ownership of equity securities by (i) each person who is known to the management of the Company to have been the beneficial owner of more than 5% of the outstanding shares of the Company's equity securities, (ii) each director and nominee for director, (iii) the Named Executive Officers and (iv) all directors and executive officers of the Company as a group.

                                               Common Stock                    Preferred Stock
                                               ------------                    ---------------

     Name and Address of            Amount and Nature        % of      Amount and Nature     % of
      Beneficial Owner                of Beneficial         Class        of Beneficial       Class
     -------------------                Ownership           -----         Ownership          -----
                                        ---------                         ---------
GAMCO Investors, Inc.                    292,877 (1)         5.49%               --             --
Corporate Center
Rye, New York 10580

Robert A. Levinson                     1,453,726 (2)         27.1%        4,479,485 (3)       98.3%
1065 Avenue of the Americas
New York, New York 10018

Roger L. and Theresa S. Hueglin          268,850 (4)         5.04%
11 Blueberry Hill Road
Wilton, Connecticut 06897

Edward F. Cooke                          197,600 (5)         3.59%               --             --
c/o Blumenthal/Lansing, LLC
1 Palmer Terrace
Carlstadt, New Jersey 07072

John McConnaughy                          60,557 (6)          1.1%               --             --
1011 High Ridge Road
Stamford, Connecticut 06905

Joseph S. DiMartino                        8,993 (7)           *                 --             --
c/o Dreyfus Corporation
200 Park Avenue, 10th Floor
New York, New York 10166

Giandomenico Picco                         1,000               *                 --             --
c/o GDP Associates
950 Third Avenue, Suite 1800
New York, New York 10022

Luke Smith                               283,000 (8)          5.307%
2 Village Square,
Suite 200
Baltimore, MD 21210

Edward H. Cohen                           24,822 (9)           *                 --             --
c/o KMZ Rosenman
575 Madison Avenue
New York, New York 10022

All directors and executive officers   1,746,698 (10)        31.4%        4,479,485           98.3%
as a group (6 persons)

------------------------------
*    Less than one percent (1%).

(1) Represents shares held by GAMCO Investors, Inc. and various other entities which are directly or indirectly controlled by Mario J. Gabelli and for which he acts as chief investment officer, including registered investment companies and pension plans. This information is based solely upon the contents of a filing on Schedule 13D/A dated January 5, 2006, made by Mario J. Gabelli and related entities with the Securities and Exchange Commission.

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

(5)   Includes 173,400 shares subject to currently exercisable stock options.

(6)   Includes 24,100 shares subject to currently exercisable stock options.

(7)   Includes 3,200 shares subject to currently exercisable stock options.

(8) This information is based solely upon the contents of a filing on Schedule 13G/A dated January 10, 2006, made by Mr. Smith with the Securities and Exchange Commission.

(9) Includes 3,300 shares subject to currently exercisable stock options which are held by Mr. Cohen for the benefit of his law firm, Katten Muchin Rosenman LLP. Mr. Cohen disclaims beneficial ownership of all options he holds for the benefit of Katten Muchin Rosenman LLP.

(10)  Includes 239,200 shares subject to currently exercisable stock options.



                      Equity Compensation Plan Information

The following table provides information, as of December 31, 2005, with respect to all of the Company's compensation plans under which Common Stock is authorized for issuance:

                                                                                             Number of securities
                                                                                            remaining available for
                               Number of securities to be     Weighted-average exercise      future issuance under
                                 issued upon exercise of        price of outstanding       equity compensation plans
                                  outstanding options,         options, warrants and         (excluding securities
Plan Category                     warrants and rights                  rights           reflected in the first column)
-------------                     -------------------          ---------------------    ------------------------------
Equity compensation plans
approved by security holders             411,200                        $2.79                       330,000

Equity compensation plans
not approved by security
holders*                                     0                            0                             0
                                  -------------------          ---------------------    ------------------------------
                      Total:             411,200                        $2.79                       330,000

         * Each director of the Company who is not an employee of the Company receives an annual director's fee of $15,000, plus $1,000 for each Board meeting attended by such director and $250 for each Board committee meeting which is not held on the same day as a Board meeting. The fees are payable in cash or Common Stock, at the election of the director.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Loans and Guarantees

As of December 31, 2005, the Company owes Mr. Levinson $2.804 million, including accrued interest. The long-term loans which total $1.8 million, together with accrued interest of $454,000, have been classified as a long-term obligation because Mr. Levinson has promised not to demand payment until at least January 1, 2008. Mr. Levinson reaffirmed this undertaking in writing on March 21, 2006

Additionally, Mr. Levinson has also provided certain collateral guaranteeing the Company's obligations under the $3,000,000 loan from JPMorgan Chase Bank pursuant to a promissory note due April 30, 2007 as amended. Furthermore, Mr. Levinson serves as a limited guarantor with respect to the obligations of Levcor and its subsidiaries under a financing arrangement with CIT, pursuant to which CIT has agreed to make an aggregate of $7,500,000 available to the Company and its subsidiaries. The Company accrues interest of 6% per annum on outstanding loans and advances from Mr. Levinson.

Other Relationships

         The law firm of Katten Muchin Rosenman LLP, New York, New York, of which Edward H. Cohen, a director of the Company, serves as Counsel, acts as counsel to the Company. Legal fees for services rendered by Katten Muchin Rosenman LLP to the Company during the fiscal year ended December 31, 2005 did not exceed 5% of the revenues of such firm for its most recent fiscal year. Mr. Cohen does not share in any fees paid by the Company to Katten Muchin Rosenman LLP.

Item 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed or to be billed by Friedman LLP ("Friedman") for each of the last two fiscal years for professional services rendered for the audit of the Company's annual financial statements, review of financial statements included in the Company's quarterly reports on Form 10-QSB and services that were provided in connection with statutory and regulatory filings or engagements were $155,000 for 2005 and $155,000 for 2004.

Audit-related Fees

The aggregate fees billed or to be billed by Friedman for each of the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements were $10,000 for 2005 and $0 for 2004.

Tax Fees

The aggregate fees billed by Friedman in each of the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning were $0 for 2005 and 2004.

All Other Fees

The aggregate fees billed by Friedman in each of the last two fiscal years for products and services other than those reported in the three prior categories were $14,000 for 2005 and 2004. The nature of the services performed for these fees included audit of the Company's pension and 401K plans.

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

Item 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


                        Valuation and Qualifying Accounts
                        December 31, 2005, 2004 and 2003


                                              "Addition"
                              Balance         charged to          "Other                             Balance
                             beginning         costs and         additions         "Less"            at end
Description                   of year          expenses        (deductions)      deductions          of year
------------------------------------------------------------------------------------------------------------
Year Ended
December 31,
2005

Allowance for
doubtful accounts            $    59           $    8           $    --           $   16 (b)       $    51

Deferred tax
asset valuation
allowance                    $     1           $4,420           $ 1,553 (a)           --             5,974

Year Ended
December 31,
2004

Allowance for
doubtful accounts            $   171           $  (17)           $    --           $   95 (b)       $    59

Deferred tax
asset valuation
allowance                    $     1               --           $    --               --           $     1

Year Ended
December 31,
2003

Allowance for
doubtful accounts            $   209           $    3           $    --           $   41 (b)       $   171

Deferred tax
asset valuation
allowance                    $     1           $   --           $    --           $   --           $     1

        (a) Other Comprehensive Income related to the pension adjustment.
        (b) Uncollectible accounts written off

        All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

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

    10.29 2004 Management Incentive Plan (incorporated herein by reference to exhibit 10.30 to Levcor's 10-KSB/A filed on May 2,
                 2005)

    10.30 2005 Management Incentive Plan (incorporated herein by reference to exhibit 10.31 to Levcor's 10-KSB/A filed on May 2,
                 2005)

    10.31    *   2006 Management Incentive Plan +

    10.32    *   Amendment to Commitment letter dated March 21, 2006 between Mr.
                 Robert A. Levinson and Levcor International, Inc.

    10.33    *   Amendment to CIT Financing Agreement dated March 27, 2006

    10.34    *   Amendment to the CIT Factoring Agreement dated March 27, 2006

    10.35    *   Endorsement #5 dated as of March 16, 2006 to the Promissory
                 Note between Levcor International, Inc. and JP Morgan Chase
                 Bank dated May 3, 2002

    10.36    *   Acknowledgment and Consent of Endorsement #5 dated March 16,
                 2006 to the Promissory Note dated May 3, 2002 between Levcor
                 International, Inc. and JP Morgan Chase Bank

    10.37        Employment Agreement dated as of March 24, 1998 between Edward
                 F. Cooke and Carlyle Industries, Inc., incorporated herein by reference to Exhibit 10.33 to Carlyle Industries, Inc.'s 1997 Annual Report on Form 10 K filed on March 26, 1998 (SEC file number 001-03462). +

    10.38 Employment Agreement dated February 22, 1999 and made effective as of January 1, 1999 between Robert A. Levinson and Carlyle Industries, Inc., incorporated herein by reference to Exhibit
                 10.37 to Carlyle Industries, Inc.'s 1998 Annual Report on Form 10 K filed on March 31, 1999 (SEC file number 001-03462) +

    10.39 Bending Heminway Company, Inc. Supplemental Executive Savings Investment Plan dated December 21, 1995 (incorporated herein by reference to Exhibit 10.32 to Levcor's 10-KSB/A filed on May 2,
                 2005) +

    10.40 Letter dated January 13, 2005 from Mr. Robert A. Levinson (incorporated herein by reference to Exhibit 10.33 to Levcor's 10-KSB/A filed on May 2, 2005)

    10.41 Endorsement No. 4 dated February 1, 2005 to the Promissory Note dated May 3, 2002 executed by Levcor in favor of JP Morgan Chase Bank (incorporated herein by reference to Exhibit 10.34 to Levcor's 10-KSB/A filed on May 2, 2005)

    14 Code of Ethics for Senior Financial Officers and the Principal Executive Officer (incorporated herein by reference to Exhibit 14 to Levcor's 10-KSB/A filed on April 29, 2004)

    21       *   Subsidiaries of the Company.

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

    99.1 Charter for the Audit Committee of the Board of Directors (incorporated herein by reference to Exhibit 99.1 to Levcor's 2003 Annual Report on Form 10-KSB/A filed on April 29, 2004.

    99.2 Charter for the Corporate Governance Committee of the Board of Directors (incorporated herein by reference to Exhibit 99.2 to Levcor's 2003 Annual Report on Form 10-KSB/A filed on April 29, 2004.

-----------------
+ Indicates that exhibit is a management contract or compensatory plan or arrangement.
*  Indicates that exhibit is filed as an exhibit hereto.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           LEVCOR INTERNATIONAL, INC.

Date: March 29, 2006                       By: /s/ ROBERT A. LEVINSON
                                               ---------------------------------
                                               Robert A. Levinson,
                                               Chairman of the Board,
                                               President and Chief Executive
                                               Officer

Date: March 29, 2006
                                           By: /s/ EDWARD F. COOKE
                                               ---------------------------------
                                               Edward F. Cooke,
                                               Chief Financial Officer,
                                               Vice President, Secretary,
                                               Treasurer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ ROBERT A. LEVINSON     3/29/06       /s/ EDWARD F. COOKE            3/29/06
----------------------------------       --------------------------------------
Robert A. Levinson         Date          Edward F. Cooke                Date
Chairman of the Board, Chief             Chief Financial Officer,
Executive Officer and President          Vice President, Secretary, Treasurer
(Principal Executive Officer)            and Director
                                         (Principal Financial Officer)


/s/ EDWARD H. COHEN        3/29/06       /s/ JOSEPH S. DIMARTINO        3/30/06
----------------------------------       --------------------------------------
Edward H. Cohen            Date          Joseph S. DiMartino            Date
Director                                 Director


/s/ JOHN McCONNAUGHY       3/29/06       /s/ GIANDOMENICO PICCO         3/29/06
----------------------------------       --------------------------------------
John McConnaughy           Date          Giandomenico Picco             Date
Director                                 Director