Form 10-Q
period 2006-03-31
LEVCOR INTERNATIONAL INC
filed 2006-05-15
CIK 76094

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006
                                    --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to _______


                          Commission File No. 0-50186


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

                                 (212) 354-8500
              (Registrant's Telephone Number, Including Area Code)


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

As of May 12, 2006, 5,331,881 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

================================================================================

                           LEVCOR INTERNATIONAL, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         as of March 31, 2006 (Unaudited) and December 31, 2005................1

         Condensed Consolidated Statements of Operations (Unaudited)
         for the Three Months Ended March 31, 2006 and 2005....................2

         Condensed Consolidated Statements of Comprehensive Income (Loss)
         (Unaudited) for the Three Months Ended March 31, 2006 and 2005........2

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the Three Months Ended March 31, 2006 and 2005....................3

         Notes to Condensed Consolidated Financial Statements (Unaudited)
         March 31, 2006 and 2005...............................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...............................................19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........34

Item 4.  Controls and Procedures..............................................35

PART II. OTHER INFORMATION

Item 1   Legal Proceedings....................................................36

Item 1A  Risk Factors.........................................................36

Item 5   Other Information....................................................42

Item 6.  Exhibits ............................................................43

         Signatures...........................................................44


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                      March 31,      December 31,
                                                                        2006             2005
                                                                     (Unaudited)      (Audited)
                                                                     ------------    ------------
ASSETS
Current Assets:
   Cash                                                              $         79    $         50
   Accounts receivable trade, net                                           4,101           2,760
   Inventories, net                                                         6,953           7,725
   Other current assets                                                       292             173
                                                                     ------------    ------------
       Total current assets                                                11,425          10,708

Property, Plant and Equipment, net                                          2,025           2,067
Goodwill                                                                    2,543           2,543
Other assets                                                                  774             751
                                                                     ------------    ------------
         Total Assets                                                $     16,767    $     16,069
                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Revolving loan and current maturities of long-term debt           $      5,599    $      4,203
   Due to factor                                                              346             775
   Current maturities of stockholder loan                                     850             850
   Accounts payable                                                         1,373           1,897
   Other current liabilities                                                1,159           1,315
                                                                     ------------    ------------
       Total current liabilities                                            9,327           9,040
                                                                     ------------    ------------
Long-term debt, less current maturities                                     4,263           4,299
Stockholder loan, less current maturities                                   1,989           1,954
Pension liabilities                                                         5,654           5,677
Post retirement medical liabilities                                         1,912           1,960
Environmental liabilities                                                   1,314           1,348
Other liabilities                                                             214             179
Mandatory Redeemable Preferred Stock, par value $0.01 per share
   8,000,000 shares authorized:  Shares issued and outstanding:
   Series A - 4,555,007                                                     4,635           4,555
                                                                     ------------    ------------
       Total Liabilities                                                   29,308          29,012
                                                                     ------------    ------------

Commitments and  Contingencies                                                 --              --

STOCKHOLDERS' DEFICIT
Common Stock, par value $0.01 per share
   15,000,000 shares authorized;
   5,331,881 shares issued and outstanding                                     54              54
Paid in Capital                                                            33,201          33,238
Accumulated Deficit                                                       (41,454)        (41,839)
Accumulated Other Comprehensive Loss                                       (4,342)         (4,332)
Unearned Compensation                                                          --             (64)
                                                                     ------------    ------------
Total Stockholders' Deficit                                               (12,541)        (12,943)
                                                                     ------------    ------------
Total Liabilities and Stockholders' Deficit                          $     16,767    $     16,069
                                                                     ============    ============

See Notes to Condensed Consolidated Financial Statements.


                           LEVCOR INTERNATIONAL, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Amounts in thousands, except per share data)

                                                                     Three Months Ended March 31,
                                                                         2006            2005
                                                                     ------------    ------------
Net sales                                                            $      7,689    $      6,108
Cost of sales                                                               5,283           4,222
                                                                     ------------    ------------
                                                                            2,406           1,886
Selling, general and administrative expenses
     (including stock based compensation of $27 and $4)                     1,745           1,973
                                                                     ------------    ------------
Income (loss) before interest, preferred dividends
     and income taxes                                                         661             (87)
Interest expense                                                              231             162
Dividends on mandatory redeemable preferred stock                              68              68
                                                                     ------------    ------------
Income (loss) before income taxes                                             362            (317)
Income tax benefit                                                             23              93
                                                                     ------------    ------------
Net income (loss)                                                    $        385    $       (224)
                                                                     ============    ============
Earnings (loss) per share:
     Basic                                                           $        .07    $       (.04)
                                                                     ============    ============
     Diluted                                                         $        .07    $       (.04)
                                                                     ============    ============

Weighted average shares outstanding - basic                                 5,332           5,331
Potential common stock                                                          8              --
                                                                     ------------    ------------
Weighted average shares outstanding - diluted                               5,340           5,331
                                                                     ============    ============

See Notes to Condensed Consolidated Financial Statements.

                           LEVCOR INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                     Three Months Ended March 31,
                                                                         2006            2005
                                                                     ------------    ------------
Net income (loss)                                                    $        385    $       (224)
Other comprehensive loss:
     Foreign currency translation adjustment                                  (10)             (5)
                                                                     ------------    ------------
Comprehensive income (loss)                                          $        375    $       (229)
                                                                     ============    ============

See Notes to Condensed Consolidated Financial Statements.


                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                          Three Months Ended March 31,
                                                                              2006            2005
                                                                          ------------    ------------
Cash Flows Used in Operating Activities:
Net income (loss)                                                         $        385    $       (224)
Reconciliation of net income (loss) to net cash used in operations:
  Depreciation and amortization                                                     91              96
  Deferred income taxes                                                             --             (80)
  Non-cash stock based compensation                                                 27               4
  Accrued interest on stockholder loan                                              35              15
  Changes in operating assets and liabilities:
    Accounts receivable trade, net                                              (1,341)            203
    Inventories, net                                                               748            (825)
    Other current assets                                                          (119)           (141)
    Other assets                                                                   (45)            (23)
    Accounts payable                                                              (524)            747
    Other current liabilities                                                     (127)           (448)
    Pension liabilities                                                            (23)            (24)
    Post retirement medical liabilities                                            (48)            (42)
    Environmental liabilities                                                      (34)             --
    Other liabilities                                                               86             (61)
                                                                          ------------    ------------
         Net cash used in operating activities                                    (889)           (803)
                                                                          ------------    ------------
Cash Flows Used In Investing Activities:
Capital expenditures                                                                (4)             (2)
Investment in other assets                                                          (9)            (20)
                                                                          ------------    ------------
         Net cash used in investing activities                                     (13)            (22)
                                                                          ------------    ------------
Cash Flows From Financing Activities:
Borrowings under revolving loan                                                  5,944           4,823
Repayments under revolving loan                                                 (4,548)         (4,641)
Repayment of long term debt                                                        (36)            (36)
Borrowings under stockholder loan                                                   --           1,400
Due to factor                                                                     (429)           (701)
                                                                          ------------    ------------
         Net cash provided by financing activities                                 931             845
                                                                          ------------    ------------

Increase in cash                                                                    29              20
Cash at beginning of period                                                         50              32
                                                                          ------------    ------------
Cash at end of period                                                     $         79    $         52
                                                                          ============    ============
Supplemental Disclosure of Cash Flow Information:
Cash paid (refunded) during the period for:
  Interest                                                                $        197    $        141
                                                                          ============    ============
  Income taxes                                                            $        (11)   $         19
                                                                          ============    ============

See Notes to Condensed Consolidated Financial Statements.

                           LEVCOR INTERNATIONAL, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2006 AND 2005

NOTE 1:  UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------

Nature of Operations:
--------------------
Levcor International, Inc. & Subsidiaries (the "Company" or "Levcor" or "we") operates in two segments. The Company manufactures, packages and distributes a line of buttons and other craft products for sale in the home sewing and craft retail industry ("Craft Segment") and operates a textile business ("Textile Segment"). The Company sells its products to customers primarily in the United States and also has distribution in Canada and Europe.

The accompanying unaudited condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of regulation S-X and accounting principles generally accepted in the United States of America (GAAP), as applicable to interim financial information and following other requirements of the Securities and Exchange Commission (SEC) for interim reporting. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. The interim results are not necessarily indicative of the results for a full year and do not contain information included in the Company's annual consolidated financial statements and notes for the year ended December 31, 2005. The consolidated balance sheet as of December 31, 2005 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is suggested that these financial statements be used in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

The Condensed Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and December 31, 2005 (Audited) and the Unaudited Condensed Consolidated Statements of Operations, Comprehensive Income (Loss) and Cash Flows for the three months ended March 31, 2006 and 2005 include the accounts of the Company and subsidiaries.

NOTE 2:  TEXTILE SEGMENT
------------------------

During the fourth quarter of 2005, the Company's Board of Directors approved management's plan to exit the garment manufacturing business. Garment manufacturing represented 85%, 48% and 42% of the Textile segment's revenue during the year ended December 31, 2005 and the quarters ended March 31, 2006 and 2005, respectively. The Textile segment accounted for 24% and 26% of the Company's total sales during the first quarters of 2006 and 2005, respectively. Because garment manufacturing represented such a substantial portion of the Textile segment's business, management has now determined that the Company will exit the Textile segment completely by June 30, 2006. As a result, the Company's revenue in 2006 is expected to be significantly lower than in 2005. The decision to exit this business was the result of operating losses incurred during 2005 resulting from lower than planned business volume from our major customer and an inability to attract additional customers. In addition, a decrease in margins due to an increase in raw material costs, and the long production lead times and the related working capital requirements of the business contributed to interest costs that exceeded the segment's operating profits. During the first and second quarters of 2006, the Company has been and will continue disposing of the remaining Textile segment inventory.

Management has determined that disposal of the textile business does not meet the requirements of Financial Accounting Standards Board No. 144, "Accounting for the Impairment or Disposal of Long-Termed Assets", for classification as discontinued operations at March 31, 2006.

The results of operations of the textile business which the Company is exiting will not be reported as discontinued operations until the period in which the related assets are abandoned, distributed or exchanged. At March 31, 2006, the assets and liabilities of the textile business continue to be classified as held for use and the results of operations for the three months then ended are included in the results of continuing operations.

Management concluded that the carrying amounts of goodwill and trademarks totaling $2.3 million and $709,000, respectively, related to the Textile segment were deemed to be fully impaired as of September 30, 2005 and were written off accordingly at that time.

NOTE 3:  GOING CONCERN
----------------------

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss attributable to common stockholders of $8.3 million for the year ended December 31, 2005 of which $6.1 million was represented by non cash impairment. In addition, the Company has an accumulated deficit of $41.5 million and a total stockholders deficit of $12.5 million at March 31, 2006. The Company's ability to continue as a going concern is dependent upon its ability to continue to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Although management continues to pursue these plans, there is no assurance that the Company will be successful in generating such profitable operations or obtaining financing on terms acceptable to the Company. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to continue to provide for its capital needs through stockholder loans and advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 4:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Consolidation:
-------------
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Blumenthal Lansing Company, LLC and Button Fashion B.V. after elimination of intercompany items and transactions.

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

Cash and Cash Equivalents:
-------------------------
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at March 31, 2006 and December 31, 2005.

Property, Plant and Equipment:
-----------------------------
Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed principally by the straight-line method for each class of depreciable and amortizable asset based on their estimated useful lives. Buildings and improvements, machinery and equipment, and furniture and fixtures are generally depreciated over periods of 20-35, 3-25 and 5-10 years, respectively. Leasehold improvements are amortized over the shorter of the lease or its estimated useful life.

Credit Risk
-----------
Financial instruments which potentially subject us to concentration of credit risk consist principally of accounts receivable from Craft division customers. We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers.

Accounts Receivable
-------------------
Accounts receivable (substantially all related to the Company's Craft segment) are stated at the net realizable value. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Accounts balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $54,000 at March 31, 2006 and $50,000 at December 31, 2005.

Due from Factor:
---------------
Under a factoring agreement with CIT Group/Financial Services, Inc. ("CIT" or the "factor"), the factor purchases the Textile segment's trade accounts receivable without recourse and assumes substantially all credit risks with respect to such accounts. The factoring agreement allows the Company to obtain advances, computed on a borrowing base formula from the factor at 8.25% (prime rate plus 0.5%). The amounts due to the Company from the factor earn no interest. The Company has pledged its accounts receivable and property and equipment as collateral under the factoring agreement.

Inventories
-----------
Inventories are valued at the lower of cost or market using a weighted-average cost method basis. We make provisions for obsolete or slow moving inventories as necessary to properly reflect inventory value.

Long-Lived Assets
-----------------
The Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, the asset is written down to its estimated fair value. When assets are removed from operations and held for sale, the impairment loss is estimated as the excess of the carrying value of the assets over their fair value. No such impairments of long-lived assets were recorded for the three-month periods ended March 31, 2006 and 2005.

Goodwill:
--------
The Company reviews goodwill for impairment annually, or more frequently if impairment indicators arise and goodwill is written off when impaired. Impairment, if any, would be determined based on an implied fair value model for determining the carrying value of goodwill. The impairment test is a two-step process. The first step requires comparing the fair value of each reporting unit to its net book value. The Company uses management estimates of future cash flows to perform the first step of the goodwill impairment test. Estimates made by management include assumptions about future conditions such as future revenues, gross margins and operating expenses. The second step is only performed if impairment is indicated after the first step is performed, as it involves measuring the actual impairment to goodwill. Goodwill on the balance sheet as of March 31, 2006 and December 31, 2005, was all related to the Craft segment.

Income Taxes:
------------
The liability method is used in accounting for income taxes as required by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for operating income and tax credit carryforwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

Realization of our deferred tax assets is, for the most part, dependent upon our U.S. consolidated tax group of companies having sufficient federal taxable income in future years to utilize our domestic net operating loss carry-forwards before they expire. We adjust our deferred tax valuation allowance on a quarterly basis in light of certain factors, including our financial performance.

The Company has significant deferred tax assets, resulting from net operating loss carryforwards and deductible temporary differences. As of March 31, 2006 and December 31, 2005, the Company has provided a full valuation allowance against our deferred tax assets. Management weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in past years. The Company will continue to maintain a full valuation allowance on our tax benefits until profitability has been sustained over a time period and in amounts that are sufficient to support a conclusion that it is more likely than not that a portion or all of the deferred tax assets will be realized. A decrease in our valuation allowance would result in an immediate material income tax benefit, an increase in total assets and stockholder's equity, and could have a significant impact on earnings in future periods.

An income tax benefit of $23,000 was recorded during the first quarter of 2006 and was the result of a refund of state income taxes during the period. Because of the Company's net operating loss carryforward, the company is not required to record a provision for income taxes related to its pretax income except in instances where minimum taxes are payable. An income tax benefit of $93,000 was recorded during the first quarter of 2005 as a result of the pretax loss during the quarter in 2005.

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

Loss Contingencies
------------------
There are times when non-recurring events occur that require management to consider whether an accrual for a loss contingency is appropriate. Accruals for loss contingencies typically relate to certain legal proceedings, customer and other claims and litigation. As required by SFAS No. 5, we determine whether an accrual for a loss contingency is appropriate by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our legal proceedings, warranty and other claims and litigation based on available information to assess potential liability. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results assuming a combination of litigation and settlement strategies. The adverse resolution of any one or more of these matters over and above the amounts that have been estimated and accrued in the current consolidated financial statements could have a material adverse effect on our business, results of operations and financial condition.

Foreign Currency Translation:
----------------------------
The assets and liabilities of Levcor's foreign subsidiaries, whose functional currencies are the local currencies, are translated into United States dollars at the current exchange rate as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of the financial statements are reported as a separate component of stockholders' deficit. Net currency transaction gains and losses included in income were not material.

Fair Value of Financial Instruments:
-----------------------------------
The Company's financial instruments are comprised of revolving debt, long-term debt, loans payable to stockholder, Robert A. Levinson, and Series A Mandatory Redeemable Preferred Stock at March 31, 2006 and December 31, 2005. The fair values of the revolving debt, long-term debt and loans payable to Robert A. Levinson approximate the carrying values because these obligations had market-based interest rates.

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

Advertising:
-----------
The Company expenses the cost of advertising at the time the cost is incurred. Advertising expense totaled approximately $17,000 and $56,000 during the three-month periods ended March 31, 2006 and 2005, respectively.

Earnings (Loss) Per Common Share:
--------------------------------
Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential increase in outstanding shares that could result from exercising in-the-money stock options. The shares issueable upon the exercise of in-the-money stock options were not included in the computation of loss per common share, for the quarter ended March 31, 2005 as the effect would be anti-dilutive. Accordingly, the 2005 diluted loss per share is the same as the basic loss per share.

At March 31, 2005, the Company had 54,000 options outstanding that could potentially dilute basic loss per share in the future but were not included in the calculation of diluted loss per share because this inclusion would have been anti-dilutive.

Mandatorily Redeemable Preferred Stock:
--------------------------------------
In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires an issuer to classify certain financial instruments within its scope, such as mandatorily redeemable preferred stock, as liabilities (or assets in some circumstances). SFAS 150 defines a financial instrument as mandatorily redeemable if it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date(s) or upon an event certain to occur. The Company adopted this standard as required on July 1, 2003.

Reclassifications:
-----------------
Certain reclassifications have been made to the prior period's financial statements to conform to the current period presentation.

Significant Accounting Policy Updates:
-------------------------------------

Stock-Based Compensation Plans:
------------------------------
On January 1, 2006, we adopted Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment" ("FAS 123(R)"), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our condensed consolidated statement of operations.

We adopted FAS 123(R) using the modified prospective transition method which requires the application of the accounting standard as of January 1, 2006. Our condensed consolidated financial statements as of and for the first quarter of 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective transition method, the condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of FAS 123(R). See Note 10 "Common Stock and Stock Options" for further details.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the condensed consolidated statement of operations during the first quarter of 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148.

The fair value of share-based payment awards is estimated at the grant date using the Black-Scholes option valuation model. The Company's determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Prior to fiscal 2006, the Company had used its historical stock price volatility, in accordance with SFAS 123, for purposes of calculating its pro forma information.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company's employee stock options.

The dividend yield assumption is based on the Company's history of not paying dividends and the resultant future expectation of dividend payouts.

The expected life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on the contractual terms of the stock-based awards.

As the stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first three months of 2006 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company's historical experience.

Recently Issued Accounting Pronouncements:
-----------------------------------------
In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our consolidated financial condition or results of operations.

NOTE 5:  SEGMENT INFORMATION
----------------------------

During the first quarter of 2006, the Company operated in two reportable segments: Craft and Textile. Accounting policies of the two segments are substantially the same as those described in the summary of significant accounting policies as presented in the financial statements as of and for the year ended December 31, 2005, which were included in the Company's most recent Form 10-K. All revenues generated in the segments are external.

The following table sets forth information regarding revenue and operating income by reportable segment (dollars in thousands):

                                                   Three Months Ended
                                                       March 31,
                                            --------------------------------
                                                2006                2005
                                            ------------        ------------
    Revenue:
      Craft                                 $      5,821        $      4,511
      Textile                                      1,868               1,597
                                            ------------        ------------
                                            $      7,689        $      6,108
                                            ============        ============
    Operating income (loss):
      Craft                                 $        966        $        421
      Textile                                         15                (181)
                                            ------------        ------------
                                            $        981        $        240
    Corporate general and
      administrative expense                        (320)               (327)
    Interest expense, net                           (231)               (162)
    Dividends on mandatory
      redeemable preferred stock                     (68)                (68)
    Income tax benefit                                23                  93
                                            ------------        ------------
    Net income (loss)                       $        385        $       (224)
                                            ============        ============
    Depreciation and amortization:
      Craft                                 $         87        $         86
      Textile                                          4                   6
      Corporate                                       --                   4
                                            ------------        ------------
                                            $         91        $         96
                                            ============        ============
    Capital expenditures:
      Craft                                 $          4        $          2
                                            ============        ============


                                              March 31,         December 31,
                                                2006                2005
                                            ------------        ------------
    Total assets:
      Craft                                 $     15,713        $     14,478
      Textile                                        499               1,234
      Corporate                                      555                 357
                                            ------------        ------------
                                            $     16,767        $     16,069
                                            ============        ============


NOTE 6:  INVENTORIES

The components of inventories, net of reserves, are as follows (dollars in thousands):

                                              March 31,         December 31,
                                                2006                2005
                                            ------------        ------------
    Raw materials                           $      3,161        $      4,245
    Work in progress                                 246                 245
    Finished goods                                 3,546               3,235
                                            ------------        ------------
                                            $      6,953        $      7,725
                                            ============        ============

Inventories were valued on a weighted average cost method basis. Inventories are stated at the lower of cost or market. Cost elements included in inventory are material, labor and overhead, primarily using standard cost, which approximates actual cost.

NOTE 7:  PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

The components of Property, Plant and Equipment are as follows (dollars in thousands):

                                              March 31,         December 31,
                                                2006                2005
                                            ------------        ------------
    Land and improvements                   $         77        $         76
    Buildings and improvements                     2,472               2,466
    Machinery and equipment                        2,126               2,101
                                            ------------        ------------
                                                   4,675               4,643
    Less: Accumulated depreciation
       and amortization                           (2,650)             (2,576)
                                            ------------        ------------
                                            $      2,025        $      2,067
                                            ============        ============

Depreciation and amortization expense for the three months ended March 31, 2006 and 2005 were approximately $91,000 and $96,000, respectively.

NOTE 8:  SHORT TERM AND LONG TERM DEBT
--------------------------------------

The Company has a credit facility with CIT and a promissory note payable to JPMorgan Chase Bank ("JPMorgan"). In addition, the Company has borrowings and advances outstanding from Robert A. Levinson, a stockholder, officer and director of the Company.

The Company's credit facility with CIT (the "CIT Facility") provides for maximum aggregate borrowings of up to $7.5 million in the form of revolving credit, letters of credit and term loans. The CIT Facility is comprised of separate financing agreements with the Company and its wholly-owned subsidiary, Blumenthal Lansing Company, LLC ("Blumenthal"). There was no unused availability under the Company's credit facility with CIT as of March 31, 2006.

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.4 million of which was outstanding at March 31, 2006, (ii) revolving credit advances to the Company, $930,000 of which was outstanding at March 31, 2006 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, $4,525,000 of which was outstanding at March 31, 2006, and a Letter of Credit facility with a limit of $500,000, of which there was none outstanding at March 31, 2006. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.2 million due on January 1, 2008. The revolving credit advances are also due on January 1, 2008. CIT may terminate the Credit facility upon 60 days written notice. All amounts outstanding under the CIT Facility bear interest at the Chase Bank N.A. prime rate (7.75% at March 31, 2006) plus 0.5% with a minimum rate of 5.0%.

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

The CIT Facility contains representations and warranties and events of default customary for agreements of this nature such as restrictions on incurring more debt, acquisitions, the use of proceeds from the sales of assets, the prohibition of preferred stock redemptions, dividend payments in excess of $300,000 per year, and a change in voting control of the Company. The CIT Facility also contains a subjective acceleration clause which states that all obligations shall, at CIT's option, be immediately due and payable without notice or demand upon the occurrence of any change in the Company's condition or affairs (financial or otherwise) that, in CIT's sole discretion exercised by CIT in accordance with CIT's business judgment, materially impairs the collateral or increases CIT's risk. In the case of the Term Loan, CIT may accelerate the maturity in the event of a default by the Company after thirteen months notice of such acceleration. Management of the Company believes that it is unlikely CIT will accelerate the payment of any of the obligations under the CIT Facility during the next twelve months.

Pursuant to a factoring agreement between CIT and the Company, CIT purchases the Textile segment's eligible trade accounts receivable without recourse and assumes substantially all credit risk with respect to such accounts. The amounts due to the Company from CIT under the factoring agreement earn no interest. The factoring agreement allows the Company to obtain advances that bear interest at 0.5% above CIT's prime rate (7.75% at March 31, 2006). The Company pledged its Textile segment's eligible accounts receivable and property and equipment as collateral under the factoring agreement. There is no set limit on borrowings. The amount available for borrowing is based on a formula consisting of 90% of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit.

The promissory note payable to JPMorgan in the amount of $3.0 million is dated May 2, 2002 and has a maturity date of April 30, 2007, as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBOR applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at March 31, 2006 was 5.22%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

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

Mr. Levinson has provided loans of $2,839,000 including accrued interest of $489,000 to the Company as of March 31, 2006. During 2005, he made short term advances of approximately $2.5 million of which $1.850 million was outstanding at December 31, 2005 and March 31, 2006. Mr. Levinson has agreed not to seek repayment of $1.0 million of these 2005 advances before January 1, 2008 and, as such, $1.0 million of these advances are classified as non-current on the Company's March 31, 2006 and December 31, 2005 Condensed Consolidated Balance Sheets. He has also pledged collateral in support of certain Company obligations.

As of March 31, 2006, the Company was in compliance with all debt covenants, as defined in the agreements.

Future maturities of long-term debt during each of the next five years ending March 31 and thereafter were as follows (in thousands):

                            2007           $     994
                            2008               6,252
                            Thereafter            --
                                           ---------
                                           $   7,246
                                           =========

NOTE 9:  PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
--------------------------------------------------------

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

The benefits under this plan are determined based on formulas, which reflect the employees' years of service and compensation during their employment period. The projected unit credit method is used to determine pension cost. Funding requirements for the plan are based on the unit credit method. The Company's policy is to fund pension cost as required by ERISA. The Company anticipates quarterly contributions to this plan in 2006 of approximately $19,000 with an additional $1.4 million due by September 15, 2007, based on current legislated discount rates and actuarial assumptions.

In addition to the liability of $4.3 million for this Company sponsored plan, the Company also has an additional pension liability in the amount of $1.0 million at March 31, 2006 in connection with a terminated multi-employer plan which requires annual payments of $142,000 through 2016. In addition, the Company has a $313,000 deferred compensation liability payable to the former owner of an acquired business.

A summary of net periodic benefit costs of the Company's defined benefit plan and post retirement medical benefit plan for the three months ended March 31, 2006 and 2005, respectively, are as follows (dollars in thousands):


                                                  Three Months Ended
                                                       March 31,
                                            --------------------------------
    Pension Benefits                            2006                2005
    ----------------                        ------------        ------------
    Service                                 $         --        $         --
    Interest cost                                    297                 304
    Expected return on plan assets                  (334)               (342)
    Amortization of prior service cost                --                  --
    Recognized net actuarial loss                     45                  46
                                            ------------        ------------
    Net periodic benefit cost               $          8        $          8
                                            ============        ============


                                                  Three Months Ended
                                                       March 31,
                                            --------------------------------
    Other Benefits                              2006                2005
    ----------------                        ------------        ------------
    Service                                 $         --        $          4
    Interest cost                                     13                  14
    Expected return on plan assets                    --                  --
    Amortization of prior service cost                (4)                 (4)
    Recognized net actuarial (gain)                  (20)                (26)
                                            ------------        ------------
    Net periodic benefit (gain)             $        (11)       $        (12)
                                            ============        ============


For more information on the Company's pension and other post-retirement benefit plans, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K.

NOTE 10:  MANDATORILY REDEEMABLE PREFERRED STOCK
------------------------------------------------

Dividends on the Series A Preferred Stock accrue at an annual rate of 6%. The availability of resources to make dividend payments to the holders of Series A Preferred Stock in the future will depend on the Company's future earnings and cash flow. Under Delaware law, preferred dividend payments are restricted to the Company's accumulated or current earnings and profits. Losses in 2005 and earlier years have depleted the Company's accumulated earnings and profits and, as such, future preferred dividend payments will be limited to future earnings and profits. Preferred dividends which cannot be paid under Delaware law will continue to accrue and will be added to the Preferred Stock liability account. In addition, under the terms of the CIT Facility, preferred stock redemption payments are prohibited and preferred stock dividend payments are limited to $300,000 per year. As of March 31, 2006, unpaid preferred stock dividends of approximately $80,000 were included in Preferred Stock. The preferred stock is owned 98.3% by Mr. Robert A. Levinson, a stockholder, officer and director of the Company. The mandatorily redeemable preferred stock is redeemable at $1.00 per share plus accrued and unpaid dividends.

NOTE 11:  COMMON STOCK AND STOCK OPTIONS
----------------------------------------

We adopted FAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three-month period ended March 31, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. There were no stock-based awards granted after January 1, 2006. However, for all future stock-based awards we will recognize compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For awards granted prior to, but not yet vested, as of January 1, 2006, we have recognized compensation expense using a straight-line amortization method. As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three-month period ended March 31, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The impact on our results of operations of recording stock-based compensation for the three-month period ended March 31, 2006 was an expense of $27,000, which is included in general and administrative expense.

Prior to the adoption of FAS 123(R), the intrinsic value of unvested common stock options assumed in the January 3, 2003 Carlyle acquisition were recorded as unearned stock-based compensation. Upon the adoption of FAS 123(R) in January 2006, the unearned stock-based compensation balance of approximately $60,000 was reclassified to additional-paid-in-capital.

Prior to the adoption of FAS No. 123(R), we provided the disclosures required under FAS No. 123, as amended by FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures." Employee stock-based compensation expense recognized under FAS 123(R) was not reflected in our results of operations for the three-month period ended March 31, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.

The pro forma information for the three months ended March 31, 2005 was as follows (in thousands, except per share amounts):

Net loss, as reported                                                          $       (224)
Add:     Amortization of stock-based compensation expense determined under
         the intrinsic value method (net of cancellations)                               --
Deduct:  Total stock-based compensation expense determined under fair value
         based method, net of tax                                                       (17)
                                                                               ------------
Pro forma net loss                                                             $       (241)
                                                                               ============

Earnings per share:
         Basic - Reported                                                      $       (.04)
              Pro forma                                                        $       (.05)
         Diluted - Reported                                                    $       (.04)
              Pro forma                                                        $       (.05)

The following table summarizes the stock option transactions for the three-month periods ended March 31:

                                                   2006                          2005
                                       ---------------------------   ---------------------------
                                                         Weighted                      Weighted
                                                         Average                       average
(In thousands except                                     exercise                      exercise
per share amounts)                       Options         price          Options        price
                                       ------------   ------------   ------------   ------------
Options outstanding at January 1                411   $       2.79            445   $       2.70
Options granted                                  --             --             --             --
Options exercised                                --             --             --             --
Options forfeited/cancelled                      (5)         (1.10)            --
                                       ------------   ------------   ------------   ------------

Options outstanding at March 31                 406           2.81            445   $       2.70
                                       ============   ============   ------------   ------------

Exercisable at March 31                         326   $       2.93            292   $       2.87
                                       ============   ============   ============   ============

During the three months ended March 31, 2005, the Company issued an aggregate of 2,317 shares of common stock to a director and recorded such issuance as stock based compensation expense. There were no such issuances in 2006.

NOTE 12:  CUSTOMER AND SUPPLIER CONCENTRATIONS
----------------------------------------------

The Craft segment's three largest customers (Wal-mart, a mass merchandiser and Jo-Ann Stores and Hancock Fabrics, each a specialty chain) represented approximately 52%, 21% and 7%, respectively, in the three months ended March 31, 2006 and 48%, 15% and 10%, respectively, in the three months ended March 31, 2005, of the segment's net sales. These Craft segment customers also represented approximately 67% and 80% of the total outstanding accounts receivable as of March 31, 2006 and December 31, 2005, respectively. A reduction in sales to any of these customers could adversely impact the financial condition and results of operations of the Company.

The Textile segment's two largest customers, (Alfred Dunner, Inc. and Lana Winer International) accounted for approximately 48% and 43%, respectively, during the three months ended March 31, 2006 and 42% and 58%, respectively, during the three months ended March 31, 2005, of the segment's net sales.

NOTE 13:  RELATED PARTY TRANSACTIONS
------------------------------------

Robert A. Levinson, a stockholder, officer and director, has outstanding loans of $2,839,000 including accrued interest of $489,000 to the Company as of March 31, 2006. He has also pledged collateral in support of certain Company obligations. See Note 8 for a description of these transactions.

In addition to being a director of the Company, Edward H. Cohen serves as counsel to Katten Muchin Rosenman LLP, legal counsel to the Company. During the three months ended March 31, 2006 and 2005, fees for services provided to the Company by Katten Muchin Rosenman LLP totaled approximately $104,000 and

$22,000, respectively. Mr. Cohen does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

NOTE 14:  COMMITMENTS AND CONTINGENCIES
---------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Introduction

This 2006 Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, the Company's ability to continue to operate as a going concern, the Company's lenders continuing to support the Company, the Company's ability to secure additional financing to meet future capital needs, the timing and amount of required defined benefit plan contributions, the Company's ability to generate increased revenues from its Craft division, reliance on short term advances from a significant stockholder, the Company's ability to generate free cash flow or obtain additional financing in excess of its debt service and other current obligations in order to support and grow its Craft business, reliance on a limited number of significant customers, future revenue opportunities, inventory risk, growth of the Company's Craft business in Europe and North America, the expansion and future growth of the Company's customer base and strategic and distribution relationships, future capital, marketing and sales force needs, the Company's ability to manage expenses and maintain margins, the possible acquisition of complementary products and businesses, and other risks and uncertainties that may be detailed herein, and from time-to-time, in the Company's other reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

Levcor International, Inc. ("Levcor" or the "Company") was incorporated in 1964 as Pantepec International, Inc. under the laws of the Islands of Bermuda and was reorganized in 1967 under the laws of the State of Delaware. In 1995, Pantepec International, Inc. changed its name to Levcor International, Inc.

In 1995, the Company acquired a woven fabric converting business that converts cotton, synthetics and blended fabrics for sale to domestic apparel manufacturers. In 1999, the Company purchased a knit fabric and processing business that produces knit fabrics used in the production of apparel. These acquisitions formed the basis of the Textile division's historic fabric conversion business. The Textile division converts woven textile fabrics and processes woven and knit textile fabrics. These fabrics are sold for production principally to domestic manufacturers of women's apparel.

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

As a result of the foregoing, in 2003 the Company took steps to transition the focus of its Textile division from fabric converting to contract garment manufacturing, which the Company believed offered greater potential for growth. In this regard, in 2004, the Company's Textile division began providing contract garment manufacturing services for a major customer. During 2004 and 2005, the Textile division continued to focus on garment manufacturing.

On November 9, 2005, the Company's Board of Directors approved management's plan to exit the garment manufacturing business lines of the Textile division. Garment manufacturing represented 85%, 48% and 42% of the Textile segment's revenue during the year ended December 31, 2005 and the quarters ended March 31, 2006 and 2005, respectively, and as a result, the Company's future revenue is expected to be significantly lower. On May 11, 2006, the Company determined to exit its remaining textile business completely. The decision to exit this business was the result of operating losses incurred during 2005 resulting from lower than planned business volume from our major customer and an inability to attract additional customers. In addition, a decrease in margins due to an increase in raw material costs, and the long production lead times and the related working capital requirements of the business contributed to interest costs that exceeded the segment's operating profits. The Company is in the process of exiting the textile segment completely and is disposing of the remaining inventory. The Company expects to cease all Textile segment activities by June 30, 2006.

Management has determined that its disposal of the Textile segment business does not meet the requirements of Financial Accounting Standards Board No. 144, "Accounting for the Impairment or Disposal of Long-Termed Assets", for classification as discontinued operations at March 31, 2006.

The results of operations of the Textile segment business which the Company is exiting will not be reported as discontinued operations until the period in which the related assets are abandoned, distributed or exchanged. At March 31, 2006, the assets and liabilities of the Textile segment continue to be classified as held for use and the results of operations for the three months then ended are included in the results of continuing operations.

Management concluded that the carrying amounts of goodwill and trademarks related to the Textile segment were deemed to be fully impaired as of September 30, 2005 and were written off accordingly at that time.

Craft Segment

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

The Craft segment manufactures, packages and distributes buttons, embellishments, craft products and complimentary product lines, including appliques, craft kits and fashion and jewelry accessories. These products are marketed to the home sewing and craft customers. The Craft division's products are sold to mass merchandisers, specialty chains and independent retailers and wholesalers. Products are sold under the La Mode (R), Le Chic (R), Streamline
(R), Favorite Findings (R), Crafter's Images (R), and Button Fashion (R) registered trademarks and the Le Bouton, La Petite, Classic, Boutique, Elegant and Mill Mountain brand names. The Craft division also produces and distributes a private-label button line for one of the nation's best-known retailers.

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

The Craft segment's accounts include fabric and craft specialty chains, mass merchandisers carrying buttons and crafts, distributors and many independent stores. Mass merchandisers and specialty chain customers are characterized by the need for sophisticated electronic support, rapid turn-around of merchandise and direct-to-store service to customers with hundreds to thousands of locations nationwide. The Craft segment enjoys long-standing ties to all of its key accounts and the average relationship with its ten largest customers extends over 30 years. Due to the large account nature of its customer base, most customer contact is coordinated by management and additional sales coverage is provided by regional sales managers. Many smaller retailers are serviced by independent representatives and representative organizations.

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

The Craft segment's three largest customers (Wal-Mart, a mass merchandiser and Jo-Ann Stores and Hancock Fabrics, each a specialty chain) represented approximately 52%, 21% and 7%, respectively, during the three months ended March 31, 2006, and 48%, 15% and 10%, respectively, during the three months ended March 31, 2005, of the segment's net revenues. These Craft segment customers also represented approximately 72% and 67% of the Craft segment's outstanding accounts receivable as of March 31, 2006 and 2005, respectively.

A reduction in sales to any of the Craft segment's major customers could adversely impact the financial condition and results of operations of the Company.

Textile Segment

As described above, the Company experienced significant operating losses in the Textile segment and is now in the process of exiting this business. The Company presently intends to conclude Textile segment's operations by June 30, 2006.

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

We consider our policies for revenue recognition to be critical due to the continuously evolving standards and industry practice related to revenue recognition, changes to which could materially impact the way we report revenues. Accounting polices related to: allowance for doubtful accounts, inventories, impairment of long-lived assets, deferred taxes, pension liabilities and loss contingencies are also considered to be critical as these policies involve considerable subjective judgment and estimation by management. Critical accounting policies, and our procedures related to these policies, are described in detail below. Also, see Note 4 -- Summary of Significant Accounting Policies.

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

The Textile segment factors substantially all of its accounts receivable; therefor, the accounts receivable amount shown on the Condensed Consolidated Balance Sheet is substantially all related to the Company's Craft segment.

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

Deferred Taxes

Deferred tax assets and liabilities represent estimated future tax amounts attributable to the differences between the carrying amounts of assets and liabilities in the condensed consolidated financial statements and their respective tax bases. These estimates are computed using the tax rates in effect for the applicable period. Realization of our deferred tax assets is, for the most part, dependent upon our U.S. consolidated tax group of companies having sufficient federal taxable income in future years to utilize our domestic net operating loss carry-forwards before they expire. We adjust our deferred tax valuation allowance on a quarterly basis in light of certain factors, including our financial performance.

Pension Liabilities

The determination of pension obligations and the related pension expense or credits to operations involves significant estimates. The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on assets used in calculating the pension charges or credits for the year. The Company uses discount rates based on yields of highly rated fixed income debt securities at the end of the year. At March 31, 2006, the weighted average discount rate for the plan was 5.75%. The Company uses an expected long-term rate of return on assets that is based on both past performance of the plan's assets and estimated future performance of the assets. At March 31, 2006, the expected long-term rate of return used was 8%. Due to the nature of the plan's assets and the volatility of debt and equity markets, results may vary significantly from year to year. Based on current estimates, the Company has an aggregate $5.3 million pension obligation, $1.5 million of which is due by September 15, 2007. See note 9 to the unaudited condensed Consolidated Financial Statements.

Loss Contingencies

There are times when non-recurring events occur that require management to consider whether an accrual for a loss contingency is appropriate. Accruals for loss contingencies typically relate to certain legal proceedings, customer and other claims and litigation. As required by SFAS No. 5, if the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. We analyze our legal proceedings, warranty and other claims and litigation based on available information to assess potential liability. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results assuming a combination of litigation and settlement strategies. As a result of the significant judgment required in assessing and estimating loss contingencies, actual losses realized in future periods could differ significantly from our estimates. The adverse resolution of any one or more of these matters over and above the amounts that have been estimated and accrued in the current consolidated financial statements could have a material adverse effect on our business, results of operations and financial condition.


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


Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net sales for the three months ended March 31, 2006 totaled $7.7 million as compared to $6.1 million during the three months ended March 31, 2005.

Net sales in the Craft segment totaled $5.8 million during the first quarter of 2006 and totaled $4.5 million during the first quarter of 2005. The increase in first quarter sales in the Craft segment was primarily the result of the timing of an annual modular changeover for a major customer. In 2005, the annual modular changeover for this customer occurred during the third quarter. During the first quarter of 2006, the Craft segment experienced a 16.4% increase in unit volume and a 13.1% increase in unit price as compared to the first quarter of 2005.

Net sales in the Textile segment totaled $1.9 million during the three months ended March 31, 2006 as compared to $1.6 million during the same period last year. As previously disclosed, the Company is in the process of exiting the Textile segment and as such, sales during the first quarter were primarily being made for the purpose of maximizing the realization of remaining inventory. The Company does not expect to have sales of any consequence in the Textile segment once inventory has been depleted. The Company does not expect any further sales in the division after the conclusion of the second quarter of 2006.

Gross profit during the first quarter 2006 totaled $2.4 million as compared to $1.9 million during the first quarter of 2005.

Gross profit in the Craft segment totaled $2.2 million during the first quarter of 2006 as compared to $1.6 million during the first quarter of 2005. The gross margin percent in the Craft segment during the first quarter of 2006 was 38.4% as compared to 36.2% during the first quarter of 2005. The increase in gross profit dollars was the result of the increase in sales volume as discussed above. The increase in the gross margin percent in 2006 over 2005 was primarily the result of improved leverage of our fixed cost of sales during the first quarter of 2006 as compared to the first quarter of 2005.

Gross profit in the Textile segment totaled $172,000 as compared to $252,000 during the first quarter of 2005. The gross margin percent in the Textile segment was 9% during the first quarter of 2006 as compared to 15.8% during the first quarter of 2005. The lower gross margin percent in 2006 was the result of the Company's on-going disposition of the Textile segment inventory.

Selling, general and administrative expenses totaled $1.7 million during the first quarter of 2006 as compared to $2.0 million during the first quarter of 2005. The reduction in selling, general and administrative expenses was the result of lower spending in support of the Textile segment in 2006 as compared to 2005 as the Company continues to wind down activities related to the segment and consequently reduces headcount directly related to the Textile business.

Income before interest expense, preferred dividends and income taxes totaled $661,000 during the first quarter of 2006 as compared to a loss of $87,000 during the first quarter of 2005. The increase in income before interest expense, preferred dividends and income taxes was the result of the increased gross profit combined with the reduced selling, general and administrative expenses all as described above.

Net interest expense during the first quarter of 2006 totaled $231,000 as compared to $162,000 during the first quarter of 2005. The increase in interest expense during the first quarter of 2006 was the result of an increase in average interest rates in effect during 2006. The weighted average interest rate on debt outstanding during the first quarter of 2006 was 6.84% as compared to 4.79% during the first quarter of 2005. Also contributing to the increase in interest expense in 2006 was an increase in outstanding debt. The average outstanding debt during the first quarter of 2006 totaled $11.2 million as compared to $10.8 million during the first quarter of 2005.

Preferred dividend expense totaled $68,000 during the first quarter of 2006 and 2005. The preferred dividends were accrued during the first quarter of 2006 but were not paid in cash. In 2005, the preferred dividends were paid in cash.

An income tax benefit of $23,000 was recorded during the first quarter of 2006 and was the result of a refund of state income taxes during the period. Because of the Company's net operating loss carryforward, the company is not required to record a provision for income taxes related to its pretax income except in instances where minimum taxes are payable. An income tax benefit of $93,000 was recorded during the first quarter of 2005 as a result of the pretax loss during the quarter in 2005.


Liquidity and Capital Resources

The Company's principal sources of cash flow are from internally generated funds, borrowings under revolving credit facilities, advances under its factoring agreement and advances from Robert A. Levinson, a principal stockholder, officer and director of the Company. The Company believes these sources of cash will be sufficient to meet its liquidity needs for at least the next 12 months. However, there can be no assurance that the Company will not require additional financing, due to historical losses, debt service requirements or other factors to meet its liquidity needs, including its obligation to make a $1.4 million pension plan contribution by September 2007. There can be no assurance the Company will be able to obtain such additional financing if needed, in which case the Company's operations would be materially adversely affected and it could be forced to cease operations.

At March 31, 2006, the Company's principal sources of liquidity included cash of $79,000 and trade accounts receivable of $4.1 million. There was no borrowing capacity available under the Company's credit facility with CIT as of March 31, 2006. There was an additional $1 million of borrowing available from Mr. Levinson who has agreed to fund up to $3 million of temporary advances to the Company.

Following is a summary of our cash flow activities for the quarter ended March 31, 2006 as compared to 2005.

Cash Flow Summary:
(in thousands)
                                               2006           2005
                                            ----------     ----------
    Net cash (used in) provided by:
         Operating activities               $     (889)    $     (803)
         Investing activities                      (13)           (22)
         Financing activities                      931            845
                                            ----------     ----------
         Net increase in cash               $       29     $       20
                                            ==========     ==========

Losses sustained in 2005 and in prior years have materially adversely affected the Company's long-term liquidity. The Company has limited availability under its existing credit facilities, and there can be no assurance the Company will not require additional financing to support its operations, that the Company will be able to obtain any needed additional financing, or that it can obtain additional financing on favorable terms. Robert A. Levinson, the Company's Chairman and principal stockholder, has agreed to continue to personally support the Company's cash requirements through January 1, 2008 by providing short-term loans to the Company up to a maximum of $3 million. There is currently $1 million of borrowing available from Mr. Levinson under this agreement. If we (1) do not substantially achieve our overall projected revenue levels for 2006, (2) fail to operate within our projected expense levels as reflected in our business operating plans, or (3) do not receive the ongoing support of our lenders, then we will be unable to meet our cash and operating requirements for the next twelve months, which would in turn require us to seek additional financing to fund operations and/or implement additional expense reductions. Levcor has implemented several actions to reduce losses and improve cash flow, including exiting the textile business, reduction of headcount, elimination of non-profitable product lines and reductions in other general and administrative costs. However, there can be no assurance that Mr. Levinson will continue to personally support the Company's cash requirements, that such support from Mr. Levinson, together with the support of the Company's commercial lenders, will be sufficient to address the Company's liquidity needs and cash requirements or that the actions taken by management will be sufficient to allow the Company to generate net income from continuing operations.

The Company is dependent on the ongoing support of its commercial lenders. Under its existing credit facilities (which are secured by all the Company's assets), the lenders have the right to accelerate payment of the loans in the event of material adverse changes in the Company's business. CIT has the right to require repayment of the Company's indebtedness owed to them on 60 days notice. The Company's lenders continue to support the Company, although there is no assurance they will continue to do so. Management of the Company believes that the likelihood of the lenders accelerating the payment of any of the obligations under the Company's facility during the next twelve months is unlikely.

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

Net cash flow used in operating activities totaled $889,000 during the three months ended March 31, 2006, as compared to $803,000 net cash flow used in operating activities during the same period last year resulting in a net increase in cash flow used in operating activities totaling $86,000.

For the quarter ended March 31, 2006, the components of net cash used in operating activities were $538,000 of cash provided by net income adjusted for noncash items, primarily depreciation, noncash stock based compensation and accrued interest on stockholder loan, offset by $1.4 million of cash used by operating assets and liabilities.

For the quarter ended March 31, 2005, the components of net cash used in operating activities were $189,000 of cash used by the net loss adjusted for noncash items, primarily depreciation and deferred income taxes and $614,000 of cash used by operating assets and liabilities.

Major components of the changes in operating assets and liabilities in 2006 as compared to 2005 were accounts receivable, inventories and accounts payable.

Changes in accounts receivable used $1.3 million of cash flow in 2006 as compared to providing $203,000 of cash flow in 2005. The primary reason for the decrease in cash flow from accounts receivable was the $1.6 million increase in sales during the first quarter of 2006 as compared to the first quarter of 2005.

Changes in inventories provided $748,000 in cash flow in 2006 and used $825,000 of cash flow in 2005. The favorable comparison was driven primarily by a $978,000 inventory decrease in the Textile segment in 2006 as compared to an increase in Textile inventory in the first quarter of 2005 in the amount of $435,000.

Changes in accounts payable utilized $524,000 of cash flow in 2006 as compared to providing $747,000 of cash flow in the first quarter of 2005. The reduction in accounts payable in 2006 was directly related to the inventory reduction in the Textile segment as discussed above.

Net cash flow used in investing activities totaled $13,000 during the quarter ended March 31, 2006, as compared to $22,000 during the quarter ended March 31, 2005. This decrease was primarily a result of lower capital expenditures in the Craft segment during the first quarter of 2006.

Net cash provided by financing activities totaled $931,000 during the quarter ended March 31, 2006, as compared to $845,000 during the same period last year. The increase in cash provided by financing activities was the result of increased borrowing needs due to the higher amounts of cash used in operating and investing activities.

Included in net cash provided by financing activities was net proceeds from stockholder loans of $1.4 million during the first quarter of 2005. There were no such proceeds during the first quarter of 2006. The decrease in stockholder borrowings was primarily the result of the decrease in funding of the operating activities of the Textile segment in 2006 as compared to 2005, which activities were not eligible for funding under our line of credit with CIT to the extent such activities relate to off-shore inventory and in transit shipments. In 2006 those activities produced positive cash flow as the result of the winding down of the textile business and, consequently, additional stockholder borrowings were not required.

Total borrowings during the first quarter of 2006 and 2005 under the CIT revolving credit facility were $5.9 million and $4.8 million respectively; total repayments during the first quarter of 2006 and 2005 under this facility were $4.5 million and $4.6 million, respectively. Repayments under the Company's term loan totaled $36,000 during the first quarter of 2006 and 2005. Net amount repaid to factor during the quarters ended March 31, 2006 and 2005 totaled $429,000 and $701,000 respectively.

The Company has a credit facility with CIT and a promissory note payable to JPMorgan Chase Bank ("JPMorgan"). In addition, the Company has borrowings and advances outstanding from Robert A. Levinson, a stockholder, officer and director of the Company.

The Company's credit facility with CIT (the "CIT Facility") provides for maximum aggregate borrowings of up to $7.5 million in the form of revolving credit, letters of credit and term loans. The CIT Facility is comprised of separate financing agreements with the Company and its wholly-owned subsidiary,

Blumenthal Lansing Company, LLC ("Blumenthal"). There was no unused availability under the Company's credit facility with CIT as of March 31, 2006.

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.4 million of which was outstanding at March 31, 2006, (ii) revolving credit advances to the Company, $930,000 of which was outstanding at March 31, 2006 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, $4,525,000 of which was outstanding at March 31, 2006, and a Letter of Credit facility with a limit of $500,000, of which there was none outstanding at March 31, 2006. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.2 million due on January 1, 2008. The revolving credit advances are also due on January 1, 2008. CIT may terminate the Credit facility upon 60 days written notice. All amounts outstanding under the CIT Facility bear interest at the Chase Bank N.A. prime rate (7.75% at March 31, 2006) plus 0.5% with a minimum rate of 5.0%.

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

The CIT Facility contains representations and warranties and events of default customary for agreements of this nature such as restrictions on incurring more debt, acquisitions, the use of proceeds from the sales of assets, the prohibition of preferred stock redemptions, dividend payments in excess of $300,000 per year, and a change in voting control of the Company. The CIT Facility also contains a subjective acceleration clause which states that all obligations shall, at CIT's option, be immediately due and payable without notice or demand upon the occurrence of any change in the Company's condition or affairs (financial or otherwise) that, in CIT's sole discretion exercised by CIT in accordance with CIT's business judgment, materially impairs the collateral or increases CIT's risk. In the case of the Term Loan, CIT may accelerate the maturity in the event of a default by the Company after thirteen months notice of such acceleration. Management of the Company believes that it is unlikely CIT will accelerate the payment of any of the obligations under the CIT Facility during the next twelve months.

Pursuant to a factoring agreement between CIT and the Company, CIT purchases the Textile segment's eligible trade accounts receivable without recourse and assumes substantially all credit risk with respect to such accounts. The amounts due to the Company from CIT under the factoring agreement earn no interest. The factoring agreement allows the Company to obtain advances that bear interest at 0.5% above CIT's prime rate (7.75% at March 31, 2006). The Company pledged its Textile segment's eligible accounts receivable and property and equipment as collateral under the factoring agreement. There is no set limit on borrowings. The amount available for borrowing is based on a formula consisting of 90% of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit.

The promissory note payable to JPMorgan in the amount of $3.0 million is dated May 2, 2002 and has a maturity date of April 30, 2007, as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBOR applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at March 31, 2006 was 5.22%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

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

Mr. Levinson has provided loans of $2,839,000 including accrued interest of $489,000 to the Company as of March 31, 2006. During 2005, he made short term advances of approximately $2.5 million of which $1.850 million was outstanding at December 31, 2005 and March 31, 2006. Mr. Levinson has agreed not to seek repayment of $1.0 million of these 2005 advances before January 1, 2008 and, as such, $1.0 million of these advances are classified as non-current on the Company's March 31, 2006 and December 31, 2005 Condensed Consolidated Balance Sheets. He has also pledged collateral in support of certain Company obligations.

As of March 31, 2006, the Company was in compliance with all debt covenants, as defined in the agreements.

Future maturities of long-term debt during each of the next five years ending March 31 and thereafter were as follows (in thousands):

                  2007            $    994
                  2008               6,252
                  Thereafter            --
                                  --------
                                  $  7,246
                                  ========

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

The availability of resources to make dividend payments to the holders of Series A Preferred Stock in the future will depend on the Company's future earnings and cash flow. Under Delaware law, preferred dividend payments are restricted to the

Company's accumulated or current earnings and profits. Losses in 2005 and earlier years have depleted the Company's accumulated earnings and profits and, as such, future preferred dividend payments will be limited to future earnings and profits. In this regard, the Company was unable to pay the March 15, 2006 Preferred Stock dividend. Preferred dividends which cannot be paid under Delaware law will continue to accrue and will be added to the Preferred Stock liability account. As of March 31, 2006, unpaid preferred dividends of approximately $80,000 were included in Preferred Stock.

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

Significant  Accounting Policy Updates

Stock-Based Compensation Plans:
------------------------------
On January 1, 2006, we adopted Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment" ("FAS 123(R)"), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our condensed consolidated statement of operations.

We adopted FAS 123(R) using the modified prospective transition method which requires the application of the accounting standard as of January 1, 2006. Our condensed consolidated financial statements as of and for the first quarter of 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective transition method, the condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of FAS 123(R). See Note 11 "Common Stock and Stock Options" for further details.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the condensed consolidated statement of operations during the first quarter of 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148.

The fair value of share-based payment awards is estimated at the grant date using the Black-Scholes option valuation model. The Company's determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Prior to fiscal 2006, the Company had used its historical stock price volatility, in accordance with SFAS 123, for purposes of calculating its pro forma information.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company's employee stock options.

The dividend yield assumption is based on the Company's history of not paying dividends and the resultant future expectation of dividend payouts.

The expected life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on the contractual terms of the stock-based awards.

As the stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first three months of 2006 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company's historical experience.

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our consolidated financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

Our short term and long-term third party debt bears interest at floating rates, and accordingly we are sensitive to changes in prevailing interest rates. At March 31, 2006, our indebtedness with CIT was at a 8.25% interest rate (based on the Chase Bank N.A. prime rate plus .5%), and our factoring arrangement with CIT was also at 8.25% (based on CIT's prime rate plus .5%), our indebtedness with JP Morgan Chase was at a 5.22% interest rate (based on adjusted LIBOR plus .75%). Our shareholder loan interest is not variable and bore a 6% interest rate. A 1% increase or decrease in market interest rates that affect our borrowing arrangements would have a material impact on earnings and cash flow of approximately $85,000 during the next fiscal year.

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

No change occurred in the Company's internal controls concerning financial reporting during the first quarter of the fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


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

ITEM 1A  RISK FACTORS

There have been no material changes to our risk factors from those presented in our 2005 Form 10-K. Those risk factors are provided below for your convenience.

Going Concern

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

We have prepared our condensed consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

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

Maintenance of Existing Credit Facilities is Necessary for the Company to Continue Operations.

The Company is dependent on the ongoing support of its commercial lenders. Under its existing credit facilities (which are secured by all the Company's assets), the lenders have the right to accelerate payment of the loans in the event of material adverse changes in the Company's business. In addition, CIT has the right to require repayment of the Company's indebtedness owed to them on 60 days notice. The Company has had and continues to have discussions with its lenders and has provided them with operating forecasts for 2006. The Company's lenders continue to support the Company, although there is no assurance they will continue to do so. Management of the Company believes that the likelihood of the lenders accelerating the payment of any of the obligations under the Company's facility during the next twelve months is not likely.

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

If Cash Flows from Operations are Not Sufficient to Meet Our Operational Needs, We may Be Forced to Sell Assets, Refinance Debt, or Further Downsize our Operations

During the second half of 2005 and first quarter of 2006, we commenced and will continue to implement certain expense reduction initiatives which we anticipate will reduce our operating expenses so that our operating expenses are in line with our sales forecasts. Our operating plan for 2006 focuses on eliminating Textile segment operations and lowering fixed and variable expenses. Although we believe the actions we are taking should allow us to generate profit from continuing operations, we cannot assure our stockholders that we will achieve the sales necessary to achieve sufficient liquidity and avoid further expense reduction actions such as selling assets or consolidating operations, reducing staff, refinancing debt and/or otherwise restructuring our operations.

Pension Funding

The Company's projected benefit obligation with its defined benefit plan at March 31, 2006 was $21.5 million. The Plan's portfolio of investments totaled $18.5 million at March 31, 2006. The current actuarial estimate is that a contribution with respect to the 2006 Plan Year in the approximate amount of $1.5 million will be required by September 15, 2007. The Company is investigating available alternatives to making such contributions. There can be no assurance that the Company will not be required to obtain additional financing to allow it to make these contributions. There can be no assurance the Company will be able to obtain such additional financing.

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

The Company's customer base has been and continues to be highly concentrated. The Textile division's two largest customers (Alfred Dunner, Inc. and Lana Winer International) accounted for approximately 48% and 43%, respectively, during the first quarter of 2006 and 42% and 58%, respectively, during the first quarter of 2005. The Textile division accounted for 24% and 26% of the Company's total sales during the first quarter of 2006 and 2005, respectively. The Company is in the process of exiting the Textile business.

The Craft division's largest three customers (Wal-Mart, a mass merchandiser and Jo-Ann Stores and Hancock Fabrics, each a specialty chain,) represented approximately 52%, 21% and 7%, respectively, during the first quarter of 2006 and 48%, 15% and 10%, respectively, during the first quarter of 2005 of the division's net revenues. These customers also represented approximately 72% and 67% of the Craft division's outstanding accounts receivable as of March 31, 2006 and 2005, respectively.

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

ITEM 5.  OTHER INFORMATION; COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

On May 11, 2006, Management determined to exit its remaining Textile business completely. The Company intends to continue to sell off its inventories associated with the contract garment manufacturing business and remaining textile business and anticipates that its exit from the textile segment will be substantially completed by June 30, 2006. The company intends to focus its efforts and resources on its Craft Segment.

The decision to exit this business was made after a full review and analysis of this business and the Company's strategic alternatives. The decision was based on a variety of factors, including, (i) that the Company's contract garment manufacturing and other textile business has incurred operating losses resulting from lower than planned business volume from our major customers and has been unable to grow its customer base, (ii) that the business has incurred sales decreases (iii) a decrease in margins due to an increase in raw material costs that were unable to be passed to customers, and (iv) the long production lead times and the related working capital requirements of the business which contributed to interest costs that exceeded the segment's operating profits. At this time, the Company believes that the future net revenues and gross profits in the Textile business would continue to deteriorate, and the Company concluded that a withdrawal from the business was the appropriate course of action at this time.

As a result of exiting this business, the Company's revenue in 2006 is expected to be significantly lower than in 2005. The Company estimates exit costs associated with exiting the garment manufacturing and remaining textile business not to be material.

ITEM 6.  EXHIBITS

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


                           LEVCOR INTERNATIONAL, INC.



Date: May 12, 2006                   /s/ ROBERT A. LEVINSON
      ------------                   -------------------------------------------
                                     Robert A. Levinson
                                     Chairman of the Board, President and Chief
                                     Executive Officer


Date: May 12, 2006                   /s/ EDWARD F. COOKE
     -------------                   -------------------------------------------
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