Form 10-Q
period 2006-06-30
LEVCOR INTERNATIONAL INC
filed 2006-08-14
CIK 76094

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006
                                    -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______


Commission File No.  0-50186
                     -------


                           LEVCOR INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



               Delaware                                   06-0842701
   ------------------------------                     -------------------
   (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                     Identification No.)


1065 Avenue of the Americas, New York, New York             10018
-----------------------------------------------           ----------
(Address of Principal Executive Offices)                  (Zip Code)


                                 (212) 354-8500
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


                                      N/A
              ---------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report:


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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

As of August 11, 2006, 5,331,881 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

================================================================================

                           LEVCOR INTERNATIONAL, INC.

                                      INDEX
                                                                                                   Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         as of June 30, 2006 (Unaudited) and December 31, 2005........................................1

         Condensed Consolidated Statements of Operations (Unaudited)
         for the Three and Six Months Ended June 30, 2006 and 2005....................................2

         Condensed Consolidated Statements of Comprehensive Income (Loss)
         (Unaudited) for the Three and Six Months Ended June 30, 2006 and 2005........................3

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the Six Months Ended June 30, 2006 and 2005..............................................4

         Notes to Condensed Consolidated Financial Statements (Unaudited).............................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ......................................................................19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................36

Item 4.  Controls and Procedures.....................................................................37

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................38

Item 1A. Risk Factors................................................................................38

Item 5.  Other Information...........................................................................39

Item 6.  Exhibits ...................................................................................40

         Signatures..................................................................................41


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)

                                                                       June 30,        December 31,
                                                                         2006             2005
                                                                     ------------     ------------
                                                                     (Unaudited)        (Audited)
                                                                     ------------     ------------
ASSETS
Current Assets:
     Cash                                                            $         83     $         50
     Accounts receivable trade, net                                         2,922            2,760
     Inventories, net                                                       6,857            7,725
     Other current assets                                                     267              173
                                                                     ------------     ------------
         Total current assets                                              10,129           10,708

Property, Plant and Equipment, net                                          2,022            2,067
Goodwill                                                                    2,543            2,543
Other assets                                                                  777              751
                                                                     ------------     ------------
         Total Assets                                                $     15,471     $     16,069
                                                                     ============     ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
     Revolving loan and current maturities of long-term debt         $      4,954     $      4,203
     Due to factor                                                             95              775
     Current maturities of stockholder loan                                   850              850
     Accounts payable                                                       1,358            1,897
     Other current liabilities                                                709            1,315
                                                                     ------------     ------------
         Total current liabilities                                          7,966            9,040
                                                                     ------------     ------------
Long term debt, less current maturities                                     4,227            4,299
Stockholder loans, less current maturities                                  1,500            1,500
Accrued interest, stockholder loans                                           525              454
Pension liabilities                                                         5,591            5,677
Post retirement medical liabilities                                         1,847            1,960
Environmental liabilities                                                   1,310            1,348
Other liabilities                                                             286              179
Mandatorily Redeemable Preferred Stock, par value $0.01 per share
     8,000,000 shares authorized:  Shares issued and outstanding:
     Series A - 4,555,007                                                   4,704            4,555
                                                                     ------------     ------------
         Total Liabilities                                                 27,956           29,012
                                                                     ------------     ------------

Commitments and  Contingencies                                                 --               --

STOCKHOLDERS' DEFICIT
Common Stock, par value $0.01 per share
     15,000,000 shares authorized;
     5,331,881 shares issued and outstanding                                   54               54
Paid in Capital                                                            33,227           33,238
Accumulated Deficit                                                       (41,414)         (41,839)
Accumulated Other Comprehensive Loss                                       (4,352)          (4,332)
Unearned Compensation                                                          --              (64)
                                                                     ------------     ------------
Total Stockholders' Deficit                                               (12,485)         (12,943)
                                                                     ------------     ------------
Total Liabilities and Stockholders' Deficit                          $     15,471     $     16,069
                                                                     ============     ============

See Notes to Condensed Consolidated Financial Statements.


                           LEVCOR INTERNATIONAL, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (dollars in thousands, except per share data)

                                                                          Three Months Ended            Six Months Ended
                                                                               June 30,                     June 30,
                                                                     ---------------------------   ---------------------------
                                                                         2006           2005           2006           2005
                                                                     ------------   ------------   ------------   ------------
Net sales                                                            $      4,962   $      5,157   $     10,783   $      9,668
Cost of sales                                                               3,313          3,646          6,900          6,523
                                                                     ------------   ------------   ------------   ------------
Gross profit                                                                1,649          1,511          3,883          3,145
Selling, general and administrative expenses (including
    stock based compensation expense of $27 and $53 for
    the three and six months ended June 30, 2006, respectively, and $4 for the three and six months ended
    June 30, 2005)                                                          1,376          1,502          2,964          3,042
                                                                     ------------   ------------   ------------   ------------
Income before interest, preferred dividends
    and income taxes (benefit)                                                273              9            919            103
Interest expense                                                              156            121            295            220
Dividends on mandatorily redeemable preferred stock                            68             68            136            136
                                                                     ------------   ------------   ------------   ------------
Income (loss) before income taxes (benefit) and
    discontinued operations                                                    49           (180)           488           (253)
Income tax (benefit)                                                           --            (33)           (23)           (35)
                                                                     ------------   ------------   ------------   ------------
Net income (loss) from continuing operations                                   49           (147)           511           (218)
Loss from discontinued operations, net of tax                                  (9)          (230)           (86)          (383)
                                                                     ------------   ------------   ------------   ------------
Net income (loss)                                                    $         40   $       (377)  $        425   $       (601)
                                                                     ============   ============   ============   ============
Income (loss) per share:
    Basic and Diluted:
       Income (loss) from continuing operations                      $        .01   $       (.03)  $        .10   $       (.04)
       Loss from discontinued operations                                      --*           (.04)          (.02)          (.07)
                                                                     ------------   ------------   ------------   ------------
                                                                     $        .01   $       (.07)  $        .08   $       (.11)
                                                                     ============   ============   ============   ============

Weighted average common shares outstanding - basic                          5,332          5,332          5,332          5,332
Potential common stock                                                         --             --              4             --
                                                                     ------------   ------------   ------------   ------------
Weighted average common shares outstanding - diluted                        5,332          5,332          5,336          5,332
                                                                     ============   ============   ============   ============

*  Less than $.005

See Notes to Condensed Consolidated Financial Statements.


                           LEVCOR INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                          Three Months Ended            Six Months Ended
                                                                               June 30,                     June 30,
                                                                     ---------------------------   ---------------------------
                                                                         2006           2005           2006           2005
                                                                     ------------   ------------   ------------   ------------
Net income (loss)                                                    $         40   $       (377)  $        425   $       (601)

Other comprehensive loss:
         Foreign currency translation adjustment                              (10)            (9)           (20)           (14)
                                                                     ------------   ------------   ------------   ------------
Comprehensive income (loss)                                          $         30   $       (386)  $        405   $       (615)
                                                                     ============   ============   ============   ============

See Notes to Condensed Consolidated Financial Statements.


                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                       Six Months Ended June 31,
                                                                     ----------------------------
                                                                         2006            2005
                                                                     ------------    ------------
Cash Flows Used in Operating Activities:
Net income (loss)                                                    $        425    $       (601)
Reconciliation of net income (loss) to net cash provided by
 (used in) operations:
      Depreciation and amortization                                           188             188
      Deferred income taxes                                                    --            (234)
      Non-cash stock based compensation                                        53               4
      Accrued interest on stockholder loans                                    71              56
      Changes in operating assets and liabilities:
        Accounts receivable trade, net                                       (162)            475
        Inventories, net                                                      811          (3,343)
        Other current assets                                                  (94)            (95)
        Other assets                                                          (66)           (131)
        Accounts payable                                                     (540)          1,400
        Other current liabilities                                            (606)           (518)
        Pension liabilities                                                   (86)            (47)
        Post retirement medical liabilities                                  (113)            (81)
        Environmental liabilities                                             (38)            (27)
        Other liabilities                                                     256            (141)
                                                                     ------------    ------------
             Net cash provided by (used in) operating activities               99          (3,095)
                                                                     ------------    ------------

Cash Flows Used In Investing Activities:
Capital expenditures                                                          (44)            (19)
Investment in other assets                                                    (22)            (33)
                                                                     ------------    ------------
             Net cash used in investing activities                            (66)            (52)
                                                                     ------------    ------------

Cash Flows From Financing Activities:
Borrowings under revolving loan                                            10,918          10,980
Repayments under revolving loan                                           (10,166)         (9,459)
Repayment of long term debt                                                   (72)            (72)
Borrowings under stockholder loan                                              --           2,500
Due to factor                                                                (680)           (829)
                                                                     ------------    ------------
             Net cash provided by financing activities                         --           3,120
                                                                     ------------    ------------

Increase (decrease) in cash                                                    33             (27)
Cash at beginning of period                                                    50              32
                                                                     ------------    ------------
Cash at end of period                                                $         83    $          5
                                                                     ============    ============
Supplemental Disclosure of Cash Flow Information:
Cash paid (refunded) during the period for:
   Interest                                                          $        402    $        296
                                                                     ============    ============
   Income taxes                                                      $         (1)   $         46
                                                                     ============    ============

See Notes to Condensed Consolidated Financial Statements.

                           LEVCOR INTERNATIONAL, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------

Nature of Operations:
---------------------
Levcor International, Inc. & Subsidiaries (the "Company" or "Levcor" or "we") manufactures, packages and distributes a line of buttons and other craft products for sale in the home sewing and craft retail industry. The Company formerly operated a textile business which is in the process of being exited and is treated as a discontinued operation as described in Note 2. The Company sells its products to customers primarily in the United States and also has distribution in Canada and Europe.

The accompanying unaudited condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of regulation S-X and accounting principles generally accepted in the United States of America ("GAAP"), as applicable to interim financial information and following other requirements of the Securities and Exchange Commission ("SEC") for interim reporting. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. The interim results are not necessarily indicative of the results for a full year and do not contain information included in the Company's annual consolidated financial statements and notes for the year ended December 31, 2005. The consolidated balance sheet as of December 31, 2005 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is suggested that these condensed consolidated financial statements be used in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

The condensed consolidated balance sheets as of June 30, 2006 (unaudited) and December 31, 2005 (audited) and the unaudited condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the six months ended June 30, 2006 and 2005 include the accounts of the Company and subsidiaries.

NOTE 2:  DISCONTINUED OPERATIONS
--------------------------------

During the fourth quarter of 2005, the Company's Board of Directors approved management's plan to exit the garment manufacturing business. On May 11, 2006, Management determined to exit its remaining Textile business completely. As a result, Textile segment operations for the current and prior comparative periods have been presented as discontinued operations.

The decision to exit the Textile business was made after a full review and analysis of the Textile business and the Company's strategic alternatives. The decision was based on a variety of factors, including, (i) that the Company's contract garment manufacturing and other textile business has incurred operating losses resulting from lower than planned business volume from our major customers and has been unable to grow its customer base, (ii) that the business has incurred sales decreases (iii) a decrease in margins due to an increase in raw material costs that were unable to be passed to customers, and (iv) the long production lead times and the related working capital requirements of the business which contributed to interest costs that exceeded the segment's operating profits. The Company had determined that the future net revenues and gross profits in the Textile business would continue to deteriorate and as a result the Company concluded that a withdrawal from the business was the appropriate course of action at that time.

During the first six months of 2006, the Company has been disposing of Textile segment inventory. The Company will continue to transact sales of Textile segment inventory until such inventory is fully disposed of. As of June 30, 2006 the Company had $35,000 of net Textile segment inventory remaining. The Company estimates exit costs associated with exiting the garment manufacturing and remaining Textile business not to be material.

Management concluded that the carrying amounts of goodwill and trademarks totaling $2.3 million and $709,000, respectively, related to the Textile segment were deemed to be fully impaired as of September 30, 2005 and were written off accordingly at that time.

The Textile segment generated the following operating results which have been classified as discontinued operations in the unaudited condensed consolidated statements of operations (dollars in thousands):

                                                      Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,
                                                 ---------------------------   ---------------------------
                                                     2006           2005           2006          2005
                                                 ------------   ------------   ------------   ------------
Sales                                            $        478   $        776   $      2,346   $      2,373
Cost of sales                                             290            650          1,986          1,995
                                                 ------------   ------------   ------------   ------------
Gross profit                                              188            126            360            378
Selling, general and administrative expenses              112            418            269            851
Interest expense                                           85             75            177            138
Income tax (benefit)                                       --           (137)            --           (228)
                                                 ------------   ------------   ------------   ------------
Results of discontinued operations,
    net of tax                                   $         (9)  $       (230)  $        (86)  $       (383)
                                                 ============   ============   ============   ============

The Textile segment's assets and liabilities as included in the Company's condensed consolidated balance sheets were as follows (dollars in thousands):

                                                   June 30,     December 31,
                                                     2006           2005
                                                 ------------   ------------
    Cash                                         $         --   $          4
    Accounts receivable, net                              170             --
    Inventories, net                                       35          1,198
    Intercompany receivable                               500            501
    Other current assets                                   --              1
                                                 ------------   ------------
        Total current assets                              705          1,704
    Property, plant and equipment, net                     --             25
    Other assets                                           --              6
                                                 ------------   ------------
        Total assets                             $        705   $      1,735
                                                 ============   ============

    Accounts payable                             $        194   $        373
    Due to factor                                          95            775
    Current maturities of stockholder loan                850            850
    Other current liabilities                              32            239
                                                 ------------   ------------
        Total current liabilities                       1,171          2,237
    Long term debt                                      3,000          3,000
    Stockholder loans less current maturities           1,500          1,500
    Accrued interest, stockholder loans                   525            454
                                                 ------------   ------------
        Total liabilities                        $      6,196   $      7,191
                                                 ============   ============


Effective June 30, 2006, the short and long term debt of the Textile segment became short and long term debt of the Company's continuing operations and as such, interest expense related to this debt in future periods will be classified as part of our continuing operations.

NOTE 3:  GOING CONCERN
----------------------

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. In 2005 the Company incurred a net loss attributable to common stockholders of $8.3 million (of which $6.1 million was represented by non cash charges reflecting impairment of Textile segment assets) resulting in a stockholders deficit which totaled $12.5 million at June 30, 2006, which amount was inclusive of paid in capital of $33.2 million and accumulated deficit of $41.4 million. The Company's ability to continue as a going concern is dependent upon its ability to execute management's plans to continue to be profitable, generate positive cash flow from operations, obtain financing to meet pension fund obligations, the redemption of preferred stock due in 2007 and thereafter and to continue to have access to existing financing to meet obligations and repay liabilities arising from normal business operations when they come due. Although management continues to pursue these plans and believes it will be successful, there is no assurance that the Company will be successful in generating such profitable operations or maintaining such access to existing financing and obtaining financing for such pension obligations on terms acceptable to the Company. The outcome of these matters, including the Company's ability to fund its pension obligations cannot be predicted with any certainty at this time. These factors, as well as the Company's historical losses from operations and negative cash flows raise substantial doubt about the Company's ability to continue as a going concern. Management plans to derive its capital needs through cash generated from operations, advances under its facilities with CIT and stockholder loans. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 4:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Consolidation:
-------------
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Blumenthal Lansing Company, LLC and Button Fashion B.V. after elimination of intercompany items and transactions.

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

Cash and Cash Equivalents:
-------------------------
The Company considers all highly liquid investments with a maturity of six months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at June 30, 2006 and December 31, 2005.

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

Credit Risk:
-----------
Financial instruments which potentially subject us to concentration of credit risk consist principally of accounts receivable. We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers.

Accounts Receivable:
-------------------
Accounts receivable are stated at the net realizable value. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Accounts balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $58,000 at June 30, 2006 and $50,000 at December 31, 2005.

Inventories:
-----------
Inventories are valued at the lower of cost or market using a weighted-average cost method basis. We make provisions for obsolete or slow moving inventories as necessary to properly reflect inventory value.

Long-Lived Assets:
-----------------
The Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, the asset is written down to its estimated fair value. When assets are removed from operations and held for sale, the impairment loss is estimated as the excess of the carrying value of the assets over their fair value. No such impairments of long-lived assets were recorded for the six-month periods ended June 30, 2006 and 2005.

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

Income Taxes:
------------
The liability method is used in accounting for income taxes as required by Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for operating income and tax credit carryforwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

Realization of our deferred tax assets is, for the most part, dependent upon our U.S. consolidated tax group of companies having sufficient federal taxable income in future years to utilize our domestic net operating loss carry-forwards before they expire. We adjust our deferred tax valuation allowance on a quarterly basis in light of certain factors, including our financial performance.

The Company has significant deferred tax assets, resulting from net operating loss carryforwards and deductible temporary differences. As of June 30, 2006 and December 31, 2005, the Company has provided a full valuation allowance against our deferred tax assets. Management weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in past years. The Company will continue to maintain a full valuation allowance on our tax benefits until profitability has been sustained over a time period and in amounts that are sufficient to support a conclusion that it is more likely than not that a portion or all of the deferred tax assets will be realized. A decrease in our valuation allowance would result in an immediate material income tax benefit, an increase in total assets and stockholder's equity, and could have a significant impact on earnings in future periods.

An income tax benefit of $23,000 was recorded during the first quarter of 2006 and was the result of a refund of state income taxes during the period. Because of the Company's net operating loss carryforward, the company is not required to record a provision for income taxes related to its pretax income except in instances where minimum taxes are payable. Income tax benefits of $33,000 and $35,000 were recorded during the three and six months ended June 30, 2005, respectively, as a result of the pretax losses during those periods.

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

Loss Contingencies:
------------------
There are times when non-recurring events occur that require management to consider whether an accrual for a loss contingency is appropriate. Accruals for loss contingencies typically relate to certain legal proceedings, customer and other claims and litigation. As required by SFAS No. 5, we determine whether an accrual for a loss contingency is appropriate by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our legal proceedings, warranty and other claims and litigation based on available information to assess potential liability. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results assuming a combination of litigation and settlement strategies. The adverse resolution of any one or more of these matters over and above the amounts that have been estimated and accrued in the current consolidated financial statements could have a material adverse effect on our business, results of operations and financial condition.

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

Fair Value of Financial Instruments:
-----------------------------------
The Company's financial instruments are comprised of revolving debt, long-term debt, loans payable to stockholder, Robert A. Levinson, and Series A Mandatory Redeemable Preferred Stock at June 30, 2006 and December 31, 2005. The fair values of the revolving debt, long-term debt and loans payable to Robert A. Levinson approximate the carrying values because these obligations had market-based interest rates.

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

Advertising:
-----------
The Company expenses the cost of advertising at the time the cost is incurred. Advertising expense totaled approximately $10,000 and $27,000 during the three and six-month periods ended June 30, 2006. In 2005, advertising expense totaled approximately $28,000 and $84,000 during the three and six-month periods ended June 30, 2005, respectively.

Income (Loss) Per Common Share:
------------------------------
Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential increase in outstanding shares that could result from exercising in-the-money stock options. The shares issuable upon the exercise of in-the-money stock options were not included in the computation of loss per common share, for the three and six months ended June 30, 2005 as the effect would be anti-dilutive. Accordingly, the 2005 diluted loss per share is the same as the basic loss per share.

At June 30, 2005, the Company had 81,200 options outstanding that could potentially dilute basic loss per share in the future but were not included in the calculation of diluted loss per share because this inclusion would have been anti-dilutive.

Mandatorily Redeemable Preferred Stock:
--------------------------------------
The Company accounts for mandatorily redeemable preferred stock in accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires an issuer to classify certain financial instruments within its scope, such as mandatorily redeemable preferred stock, as liabilities (or assets in some circumstances). SFAS 150 defines a financial instrument as mandatorily redeemable if it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date(s) or upon an event certain to occur.

Reclassifications:
-----------------
Certain reclassifications have been made to the prior period's financial statements to conform to the current period presentation.

Significant Accounting Policy Updates

Stock-Based Compensation Plans:
------------------------------

On January 1, 2006, we adopted Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment" ("FAS 123(R)"), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock

Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our condensed consolidated statement of operations.

We adopted FAS 123(R) using the modified prospective transition method which requires the application of the accounting standard as of January 1, 2006. Our condensed consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective transition method, the condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of FAS 123(R). See Note 10 "Common Stock and Stock Options" for further details.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the condensed consolidated statement of operations during the three and six months ended June 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148.

The fair value of share-based payment awards is estimated at the grant date using the Black-Scholes option valuation model. The Company's determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

As the stock-based compensation expense recognized in the condensed consolidated statement of operations for the first six months of 2006 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company's historical experience.

Recently Issued Accounting Pronouncements:
-----------------------------------------
In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing this new standard to determine its effects, if any, on our consolidated results of operations and financial position.

NOTE 5:  INVENTORIES
--------------------

The components of inventories, net of reserves, are as follows (dollars in thousands):
                                                   June 30,       December 31,
                                                     2006             2005
                                                 ------------     ------------
    Raw materials                                $      2,902     $      4,245
    Work in progress                                      121              245
    Finished goods                                      3,834            3,235
                                                 ------------     ------------
                                                 $      6,857     $      7,725
                                                 ============     ============

Inventories were valued on a weighted average cost method basis. Inventories are stated at the lower of cost or market. Cost elements included in inventory are material, labor and overhead, primarily using standard cost, which approximates actual cost.

NOTE 6:  PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

The components of Property, Plant and Equipment are as follows (dollars in thousands):

                                                   June 30,       December 31,
                                                     2006             2005
                                                 ------------     ------------
    Land and improvements                        $         78     $         76
    Buildings and improvements                          2,484            2,466
    Machinery and equipment                             2,204            2,101
                                                 ------------     ------------
                                                        4,766            4,643
    Less: Accumulated depreciation
       and amortization                                (2,744)          (2,576)
                                                 ------------     ------------
                                                 $      2,022     $      2,067
                                                 ============     ============

Depreciation and amortization expense was $97,000 and $188,000 for the three and six months ended June 30, 2006, respectively and $92,000 and $188,000 for the three and six months ended June 30, 2005, respectively.

NOTE 7:  SHORT TERM AND LONG TERM DEBT
--------------------------------------

The Company has a credit facility with CIT and a promissory note payable to JPMorgan Chase Bank ("JPMorgan"). In addition, the Company has borrowings and advances outstanding from Robert A. Levinson, a stockholder, officer and director of the Company.

At June 30, 2006, the Company's credit facility with CIT (the "CIT Facility") provided for maximum aggregate borrowings of up to $7.5 million in the form of revolving credit, letters of credit and term loans. The CIT Facility is comprised of separate financing agreements with the Company and its wholly-owned subsidiary, Blumenthal Lansing Company, LLC ("Blumenthal"). There was no unused availability under the Company's credit facility with CIT as of June 30, 2006.

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.4 million of which was outstanding at June 30, 2006, (ii) revolving credit advances to the Company, $1.0 million of which was outstanding at June 30, 2006 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, $3,791,000 of which was outstanding at June 30, 2006, and a Letter of Credit facility with a limit of $500,000, of which there was none outstanding at June 30, 2006. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.2 million due on January 1, 2008. The revolving credit advances are also due on January 1, 2008. CIT may terminate the Credit facility upon 60 days written notice. At June 30, 2006, all amounts outstanding under the CIT Facility bear interest at 8.75% (the Chase Bank N.A. prime rate plus 0.5%) with a minimum rate of 5.0%.

In connection with the CIT Facility, the Company and its subsidiary have made cross corporate guarantees and have issued first priority liens covering substantially all of the assets of the Company and its subsidiary. The guarantees are full and unconditional. The non-guarantor subsidiary is immaterial and the Company's financial statements are representative of the combined guarantors of which the guarantor subsidiary is 100% owned. In addition, Mr. Robert A. Levinson, a stockholder, officer and director of the Company, provided certain collateral against advances provided under the CIT Facility, which now only apply to the term loan portion of the facility pursuant to the July 26, 2006 amendment.

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

On July 26, 2006, the CIT Facility was amended to increase the advance percentage against the value of Eligible Inventory (as defined in the agreement) to 40% (from 20%) of Eligible Inventory (a dollar increase of approximately $1.1 million in borrowing availability at current inventory levels) with respect to the revolving credit portion of the CIT Facility. Total borrowing availability under the entire CIT Facility remains at $7.5 million. In addition, the guaranty of the CIT Facility of Robert Levinson, the Company's Chief Executive Officer and principal shareholder, was terminated other than with respect to the term loan portion, and the applicable interest rate was changed to the Chase Rate on the first $2,500,000 of average net balances owed, and the Chase Rate plus .50% per annum on average net balances owed in excess of $2,500,000, but in either case not less than 5% per annum.

In connection with the Company's discontinued Textile operations, during the six months ended June 30, 2006, pursuant to a factoring agreement between CIT and the Company, CIT purchased the Textile segment's eligible trade accounts receivable without recourse and assumed substantially all credit risk with respect to such accounts. The amounts due to the Company from CIT under the factoring agreement earned no interest. The factoring agreement allowed the Company to obtain advances that bear interest at 8.75% (0.5% above the Chase Bank, N.A. prime rate). The Company pledged its Textile segment's eligible accounts receivable and property and equipment as collateral under the factoring agreement. There was no set limit on borrowings. The amount available for borrowing was based on a formula consisting of 90% of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit.

The promissory note payable to JPMorgan Chase Bank, N.A. in the amount of $3.0 million is dated May 2, 2002 and had a maturity date of April 30, 2007, as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBOR applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at June 30, 2006 was 6.36%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note. On July 26, 2006, the maturity date of the JPMorgan Chase Bank note was extended to January 1, 2008.

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

Mr. Levinson has provided loans of $2,350,000 to the Company as of June 30, 2006. During 2005, he made short term advances of approximately $2.5 million of which $1.850 million was outstanding at December 31, 2005 and June 30, 2006. Mr. Levinson has agreed not to seek repayment of $1.0 million of these 2005 advances before January 1, 2008 and, as such, $1.0 million of these advances are classified as non-current on the Company's June 30, 2006 and December 31, 2005 condensed consolidated balance sheets. He has also pledged collateral in support of certain Company obligations. Accrued interest on Mr. Levinson's loans are classified as non-current liabilities on the Company's balance sheet and totaled $525,000 and $454,000, respectively, at June 30, 2006 and December 31, 2005.

As of June 30, 2006, the Company was in compliance with all debt covenants, as defined in the agreements.

Future maturities of long-term debt during each of the next five years ending June 30 and thereafter were as follows (in thousands):

                        2007                $        994
                        2008                       5,727
                        Thereafter                    --
                                            ------------
                                            $      6,721
                                            ============

NOTE 8:  PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
--------------------------------------------------------

The Company sponsors a defined benefit plan, which requires no contribution from the employees. The plan was frozen as of December 31, 1994, and no new employees have been eligible to join the plan since that date. Prior to December 31, 1994, the plan covered substantially all employees. The employees covered under the plan do not receive any additional accruals for service rendered after December 31, 1994. Plan assets consist principally of common stocks, U.S. Government obligations, and mutual funds.

The benefits under the plan are determined based on formulas, which reflect the employees' years of service and compensation during their employment period. The projected unit credit method is used to determine pension cost. Funding requirements for the plan are based on the unit credit method. The Company's policy is to fund pension cost as required by ERISA. The Company anticipates quarterly contributions to the plan in 2006 of approximately $19,000 with an additional $1.1 million due by September 15, 2007, based on current legislated discount rates and actuarial assumptions. Recently enacted legislation, effective for plan years beginning December 31, 2007, may negatively affect the funding status of the Plan for future years.

In addition to the liability of $4.3 million for this Company sponsored plan, the Company also has an additional pension liability in the amount of $1.0 million at June 30, 2006 in connection with a terminated multi-employer plan which requires annual payments of $142,000 through 2016. In addition, the Company has a $304,000 deferred compensation liability payable to the former owner of an acquired business.

A summary of net periodic benefit costs of the Company's defined benefit plan and post retirement medical benefit plan for the three and six months ended June 30, 2006 and 2005, respectively, are as follows (dollars in thousands):

                                                         Three Months               Six Months Ended
                                                           June 30,                     June 30,
                                                 ---------------------------   ---------------------------
    Pension Benefits                                 2006           2005           2006           2005
    ----------------                             ------------   ------------   ------------   ------------
    Service                                      $         --   $         --   $         --   $         --
    Interest cost                                         297            304            594            608
    Expected return on plan assets                       (334)          (342)          (668)          (684)
    Amortization of prior service cost                     --             --             --             --
    Recognized net actuarial loss                          45             46             90             92
                                                 ------------   ------------   ------------   ------------
    Net periodic benefit cost                    $          8   $          8   $         16   $         16
                                                 ============   ============   ============   ============

                                                         Three Months               Six Months Ended
                                                           June 30,                     June 30,
                                                 ---------------------------   ---------------------------
    Other Benefits                                   2006           2005           2006           2005
    --------------                               ------------   ------------   ------------   ------------
    Service                                      $         --   $          4   $         --   $          8
    Interest cost                                          13             14             26             28
    Expected return on plan assets                         --             --             --             --
    Amortization of prior service cost                     (4)            (4)            (8)            (8)
    Recognized net actuarial (gain)                       (20)           (26)           (40)           (52)
                                                 ------------   ------------   ------------   ------------
    Net periodic benefit (gain)                  $        (11)  $        (12)  $        (22)  $        (24)
                                                 ============   ============   ============   ============

For more information on the Company's pension and other post-retirement benefit plans, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K.

NOTE 9:  MANDATORILY REDEEMABLE PREFERRED STOCK
-----------------------------------------------

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

The availability of resources to make dividend payments to the holders of Series A Preferred Stock in the future will depend on the Company's future earnings and cash flow. Under Delaware law, preferred dividend payments are restricted to the Company's accumulated or current earnings and profits. Losses in 2005 and earlier years have depleted the Company's accumulated earnings and profits and, as such, future preferred dividend payments will be limited to future earnings and profits. Preferred dividends which cannot be paid under Delaware law will continue to accrue and will be added to the Preferred Stock liability account. As of June 30, 2006, unpaid preferred stock dividends of approximately $149,000 were included in Preferred Stock. The preferred stock is owned 98.3% by Mr. Robert A. Levinson, a stockholder, officer and director of the Company. The mandatorily redeemable preferred stock is redeemable at $1.00 per share plus accrued and unpaid dividends.

NOTE 10:  COMMON STOCK AND STOCK OPTIONS
----------------------------------------

We adopted FAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the six-month period ended June 30, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. There were no stock-based awards granted after January 1, 2006. However, for all future stock-based awards we will recognize compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For awards granted prior to, but not yet vested, as of January 1, 2006, we have recognized compensation expense using a straight-line amortization method. As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the six-month period ended June 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The impact on our results of operations of recording stock-based compensation for the three and six-month periods ended June 30, 2006, were an expense of $27,000 and $53,000, respectively which are included in general and administrative expense.

Prior to the adoption of FAS 123(R), the intrinsic value of unvested common stock options assumed in the January 3, 2003 Carlyle acquisition were recorded as unearned stock-based compensation. Upon the adoption of FAS 123(R) in January 2006, the unearned stock-based compensation balance of approximately $60,000 was reclassified to additional-paid-in-capital.

Prior to the adoption of FAS No. 123(R), we provided the disclosures required under FAS No. 123, as amended by FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures." Employee stock-based compensation expense recognized under FAS 123(R) was not reflected in our results of operations for the three and six-month periods ended June 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.

The pro forma information for the three and six months ended June 30, 2005 was as follows (in thousands, except per share amounts):

                                                                          Three Months    Six Months
                                                                          ------------   ------------
Net loss, as reported                                                     $       (377)  $       (601)
Add:     Amortization of stock-based compensation
         expense determined under the intrinsic value method
         (net of cancellations)                                                     --             --
Deduct:  Total stock-based compensation expense
         determined under fair value
         based method, net of tax                                                  (17)           (35)
                                                                          ------------   ------------
Pro forma net loss                                                        $       (394)  $       (636)
                                                                          ============   ============

Loss per share:
         Basic - Reported                                                 $       (.07)  $       (.11)
              Pro forma                                                   $       (.07)  $       (.12)
         Diluted - Reported                                               $       (.07)  $       (.11)
              Pro forma                                                   $       (.07)  $       (.12)


The following table summarizes the stock option transactions for the six-month periods ended June 30 (In thousands except per share amounts):

                                                        2006                           2005
                                            ---------------------------   ---------------------------
                                                             Weighted                      Weighted
                                                             Average                       average
                                                             exercise                      exercise
                                              Options        price           Options       price
                                            ------------   ------------   ------------   ------------
Options outstanding at January 1                     411   $       2.79            445   $       2.70
Options granted                                       --             --             --             --
Options exercised                                     --             --             --             --
Options forfeited/cancelled                          (45)         (1.43)            --
                                            ------------   ------------   ------------   ------------

Options outstanding at June 30                       366   $       2.96            445   $       2.70
                                            ============   ============   ============   ============

Exercisable at June 30                               360   $       2.98            366   $       2.77
                                            ============   ============   ============   ============

During the six months ended June 30, 2005, the Company issued an aggregate of 2,317 shares of common stock to a director and recorded such issuance as stock based compensation expense. There were no such issuances in 2006.

NOTE 11:  CUSTOMER AND SUPPLIER CONCENTRATIONS
----------------------------------------------

The Company's three largest customers (Wal-mart, a mass merchandiser and Jo-Ann Stores and Hancock Fabrics, each a specialty chain) represented approximately 46%, 22% and 7%, respectively, of the Company's net sales in the three months ended June 30, 2006 and represented approximately 50%, 21% and 7%, respectively, of the Company's net sales in the six months ended June 30, 2006. These customers also represented approximately 41%, 27% and 9% of the Company's net sales during the three months ended June 30, 2005 and 44%, 21% and 9%, respectively, of the Company's net sales in the six months ended June 30, 2005. These customers also represented approximately 60% and 80% of the total outstanding accounts receivable as of June 30, 2006 and December 31, 2005, respectively. A reduction in sales to any of these customers could adversely impact the financial condition and results of operations of the Company.

NOTE 12:  RELATED PARTY TRANSACTIONS
------------------------------------

Robert A. Levinson, a stockholder, officer and director, had outstanding loans of $2,350,000 to the Company as of June 30, 2006. The Company also had $525,000 of accrued interest payable to Mr. Levinson with respect to such loans as of June 30, 2006. He has also pledged collateral in support of certain Company obligations. See Note 7 for a description of these transactions.

In addition to being a director of the Company, Edward H. Cohen serves as counsel to Katten Muchin Rosenman LLP, legal counsel to the Company. During the three and six months ended June 30, 2006, fees for services provided to the Company by Katten Muchin Rosenman LLP totaled approximately $67,000 and $171,000, respectively and fees for the three and six months ended June 30, 2005 totaled $68,000 and $90,000 respectively. Mr. Cohen does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

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

In 1995 and 1999, the Company acquired various fabric businesses. These acquisitions formed the basis of the Company's Textile business.

In 2003, the Company acquired by merger Carlyle Industries, Inc. ("Carlyle"). This acquisition formed the basis of the Company's Craft business.

Discontinued Operations

During the fourth quarter of 2005, the Company's Board of Directors approved management's plan to exit the garment manufacturing business. On May 11, 2006, Management determined to exit its remaining Textile business completely. As a result, Textile segment operations for the current and prior comparative periods have been presented as discontinued operations.

The decision to exit the Textile business was made after a full review and analysis of the Textile business and the Company's strategic alternatives. The decision was based on a variety of factors, including, (i) that the Company's contract garment manufacturing and other textile business has incurred operating losses resulting from lower than planned business volume from our major customers and has been unable to grow its customer base, (ii) that the business has incurred sales decreases (iii) a decrease in margins due to an increase in raw material costs that were unable to be passed to customers, and (iv) the long production lead times and the related working capital requirements of the business which contributed to interest costs that exceeded the segment's operating profits. The Company had determined that the future net revenues and gross profits in the Textile business would continue to deteriorate and as a result the Company concluded that a withdrawal from the business was the appropriate course of action at that time.

During the first six months of 2006, the Company has been disposing of Textile segment inventory. The Company will continue to transact sales of Textile segment inventory until such inventory is fully disposed of. As of June 30, 2006 the Company had $35,000 of net Textile segment inventory remaining. The Company estimates exit costs associated with exiting the garment manufacturing and remaining textile business not to be material.

Management concluded that the carrying amounts of goodwill and trademarks totaling $2.3 million and $709,000, respectively, related to the Textile segment were deemed to be fully impaired as of September 30, 2005 and were written off accordingly at that time.

The Textile segment generated the following operating results which have been classified as discontinued operations in the unaudited condensed consolidated statements of operations (dollars in thousands):

                                                     Three Months Ended              Six Months Ended
                                                           June 30,                      June 30,
                                                 ---------------------------   ---------------------------
                                                     2006           2005           2006           2005
                                                 ------------   ------------   ------------   ------------
    Sales                                        $        478   $        776   $      2,346   $      2,373
    Cost of sales                                         290            650          1,986          1,995
                                                 ------------   ------------   ------------   ------------
    Gross profit                                          188            126            360            378
    Selling, general and administrative
        expense                                           112            418            269            851
    Interest expense                                       85             75            177            138
    Income tax (benefit)                                   --           (137)            --           (228)
                                                 ------------   ------------   ------------   ------------
    Results of discontinued operations,
        net of tax                               $         (9)  $       (230)  $        (86)  $       (383)
                                                 ============   ============   ============   ============


The Textile segment's assets and liabilities as included in the Company's consolidated balance sheets are as follows (dollars in thousands):

                                                   June 30,                    December 31,
                                                     2006                          2005
                                                 ------------                  ------------
    Cash                                         $         --                  $          4
    Accounts receivable, net                              170                            --
    Inventories, net                                       35                         1,198
    Intercompany receivable                               500                           501
    Other current assets                                   --                             1
                                                 ------------                  ------------
        Total current assets                              705                         1,704
    Property, plant and equipment, net                     --                            25
    Other assets                                           --                             6
                                                 ------------                  ------------
        Total assets                             $        705                  $      1,735
                                                 ============                  ============

    Accounts payable                             $        194                  $        373
    Due to factor                                          95                           775
    Current maturities of stockholder loan                850                           850
    Other current liabilities                              32                           239
                                                 ------------                  ------------
        Total current liabilities                       1,171                         2,237
    Long term debt                                      3,000                         3,000
    Stockholder loans less current maturities           1,500                         1,500
    Accrued interest, stockholder loans                   525                           454
                                                 ------------                  ------------
        Total liabilities                        $      6,196                  $      7,191
                                                 ============                  ============

Effective June 30, 2006, the short and long term debt of the Textile segment became short and long term debt of the Company's continuing operations and as such, interest expense related to this debt in future periods will be classified as part of our continuing operations.

Operating Activities

The Company sells product in the home sewing and craft retail industry. Its retail customers are located primarily in the United States with some additional distribution in Canada and Europe.

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

The Company manufactures, packages and distributes buttons, embellishments, craft products and complimentary product lines, including appliques, craft kits and fashion and jewelry accessories. These products are marketed to the home sewing and craft customers. The Company's products are sold to mass merchandisers, specialty chains and independent retailers and wholesalers. Products are sold under the La Mode (R), Le Chic (R), Streamline (R), Favorite Findings (R), Crafter's Images (R), and Button Fashion (R) registered trademarks and the Le Bouton, La Petite, Classic, Boutique, Elegant and Mill Mountain brand names. The Company also produces and distributes a private-label button line for one of the nation's best-known retailers.

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

The Company's accounts include fabric and craft specialty chains, mass merchandisers carrying buttons and crafts, distributors and many independent stores. Mass merchandisers and specialty chain customers are characterized by the need for sophisticated electronic support, rapid turn-around of merchandise and direct-to-store service to customers with hundreds to thousands of locations nationwide. The Company enjoys long-standing ties to all of its key accounts and the average relationship with its three largest customers extends over 30 years. Due to the large account nature of its customer base, most customer contact is coordinated by management and additional sales coverage is provided by regional sales managers. Many smaller retailers are serviced by independent representatives and representative organizations.

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

The Company's three largest customers (Wal-mart, a mass merchandiser and Jo-Ann Stores and Hancock Fabrics, each a specialty chain) represented approximately 46%, 22% and 7%, respectively, of the Company's net sales in the three months ended June 30, 2006 and represented approximately 50%, 21% and 7%, respectively, of the Company's net sales in the six months ended June 30, 2006. These customers also represented approximately 41%, 27% and 9% of the Company's net sales during the three months ended June 30, 2005 and 44%, 21% and 9%, respectively, of the Company's net sales in the six months ended June 30, 2005. These customers also represented approximately 60% and 80% of the total outstanding accounts receivable as of June 30, 2006 and December 31, 2005, respectively. A reduction in sales to any of these customers could adversely impact the financial condition and results of operations of the Company.

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

Allowance for Doubtful Accounts

The Company extends credit to customers that satisfy established credit criteria. The Company has a significant concentration of credit risk due to the large volume of business conducted with a few major retail customers. Our largest retail customers are public companies and as such, the Company monitors their financial reports on a regular basis and obtains accounts receivable insurance in certain circumstances.

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

Inventories

Inventories are stated at the lower of cost (principally average cost) or market. Inventories consist of loose buttons, packaged buttons and craft products. The Company estimates markdowns required for inventories based upon future marketability as well as general economic conditions. The Company regularly reviews inventory quantities on hand, by item, and records a provision for excess inventory based primarily upon the Company's historical experience and estimated forecast of product demand using historical and recent ordering data relative to the quantity on hand for each item. A significant decrease in demand for the Company's products could result in an increase in the amount of excess inventory quantities on hand; however, the Company manages inventory and monitors product purchasing to reduce this risk.

Impairment of Long-Lived Assets

The Company evaluates goodwill and indefinite lived intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Long-lived assets, including property and equipment, long-term assets and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. The Company assesses impairment in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company assesses the impairment of goodwill and intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The Company determines the recoverability of the assets by comparing the carrying amount of the assets to net future cash flows that the assets are expected to generate. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the assets.

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

Pension Liabilities

The determination of pension obligations and the related pension expense or credits to operations involves significant estimates. The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on assets used in calculating the pension charges or credits for the year. The Company uses discount rates based on yields of highly rated fixed income debt securities at the end of the year. At June 30, 2006, the weighted average discount rate for the plan was 5.75%. The Company uses an expected long-term rate of return on assets that is based on both past performance of the plan's assets and estimated future performance of the assets. At June 30, 2006, the expected long-term rate of return used was 8%. Due to the nature of the plan's assets and the volatility of debt and equity markets, results may vary significantly from year to year. Based on current estimates, the Company has an aggregate $5.3 million pension obligation, $1.1 million of which is due by September 15, 2007. See note 8 to the unaudited condensed consolidated financial statements.

Loss Contingencies

There are times when non-recurring events occur that require management to consider whether an accrual for a loss contingency is appropriate. Accruals for loss contingencies typically relate to certain legal proceedings, customer and other claims and litigation. As required by SFAS No. 5, if the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. We analyze our legal proceedings, warranty and other claims and litigation based on available information to assess potential liability. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results assuming a combination of litigation and settlement strategies. As a result of the significant judgment required in assessing and estimating loss contingencies, actual losses realized in future periods could differ significantly from our estimates. The adverse resolution of any one or more of these matters over and above the amounts that have been estimated and accrued in the current unaudited condensed consolidated financial statements could have a material adverse effect on our business, results of operations and financial condition.

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


Results of Operations

The following presents the results of the Company's continuing operations in the Craft business and does not reflect the remaining or historical activity of its discontinued Textile operations. See Note 2 of the Notes to Financial statements and "Overview" and "Discontinued Operations" above.


Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net sales totaled $5.0 million during the second quarter of 2006 as compared with $5.2 million during the second quarter of 2005. During the second quarter of 2006 our dollar volume declined approximately 3.8% while our unit volume showed a 10.1% reduction as major customers continued to be cautious regarding inventory levels.

Gross profit totaled $1.6 million during the second quarter of 2006 as compared to $1.5 million during the second quarter of 2005. The gross margin percent during the second quarter of 2006 was 33.2% as compared to 29.3% during the second quarter of 2005. In 2005 variable cost of sales included costs associated with a modular changeover for one of our major customers. There was no similar changeover for this customer in the second quarter of 2006 resulting in lower variable cost of goods sold and an improved gross profit as compared to the second quarter of 2005.

Selling, general and administrative expenses totaled $1.4 million during the second quarter of 2006 as compared to $1.5 million during the second quarter of 2005. Selling, general and administrative expenses decreased by $126,000 during the second quarter of 2006 as compared to the same period in 2005 as a result of reduced compensation and advertising expense.

Income before interest expense, preferred dividends and income taxes totaled $273,000 during the second quarter of 2006 as compared to $9,000 during the second quarter of 2005. The increase in income before interest expense, preferred dividends and income taxes was the result of the increased gross profit combined with the reduced selling, general and administrative expenses all as described above.

Net interest expense during the second quarter of 2006 totaled $156,000 as compared to $121,000 during the second quarter of 2005. The increase in interest expense during the second quarter of 2006 was the result of an increase in average interest rates in effect during 2006. The weighted average interest rate on debt outstanding during the second quarter of 2006 was 7.14% as compared to 5.77% during the second quarter of 2005. Also contributing to the increase in interest expense in 2006 was an increase in outstanding debt. The average outstanding debt during the second quarter of 2006 totaled $12.0 million as compared to $11.2 million during the second quarter of 2005.

Preferred dividend expense totaled $68,000 during the second quarters of 2006 and 2005. The preferred dividends were accrued during the second quarter of 2006 but were not paid in cash. In 2005, the preferred dividends were paid in cash.

In 2006, because of the Company's net operating loss carryforward and the full valuation allowance against its deferred tax asset, the Company was not required to record a provision for income taxes related to its pretax income except in instances where minimum taxes are payable. An income tax benefit of $33,000 was recorded during the second quarter of 2005 as a result of the pretax loss during the quarter in 2005.


Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net sales totaled $10.8 million during the six months ended June 30, 2006 and totaled $9.7 million during the comparable period in 2005. Shipments during the six months ended June 30, 2006 increased 2.4% in unit volume and experienced an 11.3% increase in dollar volume as compared to the six months ended June 30, 2005.

The increase in 2006 sales was primarily the result of the timing of an annual modular changeover for a major customer. In 2006, the annual modular changeover for this customer occurred during the first quarter and in 2005 it occurred during the third quarter.

Gross profit totaled $3.9 million during the six months ended June 30, 2006 as compared to $3.1 million during the six month period in 2005. The gross margin percent during the year to date period in 2006 was 36.0% as compared to 32.5% during the year to date period in 2005. The increase in gross profit dollars was the result of the increase in sales volume as discussed above. The increase in the gross margin percent in 2006 over 2005 was primarily the result of improved leverage of our fixed cost of sales during the year to date period in 2006 as compared to the year to date period in 2005.

Selling, general and administrative expenses totaled $3.0 million during the six months ended June 30, 2006 and 2005. Selling, general and administrative expenses were lower by $78,000 during the 2006 year to date period as compared to the same period in 2005 as a result of reduced compensation and advertising expense.

Income before interest expense, preferred dividends and income taxes totaled $919,000 during the six months ended June 30, 2006 as compared to $103,000 during the comparable period last year. The increase in income before interest expense, preferred dividends and income taxes was the result of the increased gross profit combined with the reduced selling, general and administrative expenses all as described above.

Net interest expense during the six months ended June 30, 2006 totaled $295,000 as compared to $220,000 during the year to date period in 2005. The increase in interest expense during 2006 was the result of an increase in average interest rates in effect during 2006. The weighted average interest rate on debt outstanding during the six months ended June 30, 2006 was 6.99% as compared to 5.43% during the comparable period in 2005. Also contributing to the increase in interest expense in 2006 was an increase in outstanding debt. The average outstanding debt during the six months ended June 30, 2006 was $11.7 million as compared to $11.1 million during the first six months of 2005.

Preferred dividend expense totaled $136,000 during the six months ended June 30, 2006 and 2005. The preferred dividends were accrued during 2006 but were not paid in cash. In 2005, the preferred dividends were paid in cash.

An income tax benefit of $23,000 was recorded during 2006 and was the result of a refund of state income taxes during the period. In 2006, because of the Company's net operating loss carryforward and full valuation allowance against its deferred tax asset, the company was not required to record a provision for income taxes related to its pretax income except in instances where minimum taxes are payable. An income tax benefit of $35,000 was recorded during the period ended June 30, 2005 as a result of the pretax loss during the period in 2005.

Going Concern
-------------

We have prepared our unaudited condensed consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

Our historical losses in the Textile division and resulting negative cash flows raise substantial doubt about our ability to continue as a going concern. These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their report dated March 15, 2006, regarding their concerns about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.


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

The current year has produced a number of favorable financial results, including operating profits, positive cash flow, an ongoing orderly liquidation of the textile segment inventory and an improved working capital position. In addition, on July 26, 2006, the Company's $3 million Promissory Note (the "Note") in favor of J. P. Morgan Chase Bank, N.A. was amended to extend the maturity date of the Note to January 1, 2008 from April 30, 2007. Also on July 26, 2006 the Company's credit facility (the "Facility") with CIT Group/Financial Services, Inc. was amended to increase the advance percentage against the value of Eligible Inventory (as defined under the Facility) to 40% (from 20%) of Eligible Inventory (a dollar increase of approximately $1.1 million in borrowing availability at current inventory levels) with respect to the revolving credit portion of the Facility. Total borrowing availability under the entire Facility remains at $7.5 million. In addition, the guaranty of the Facility of Robert Levinson, the Company's Chief Executive Officer and principal shareholder, was terminated other than with respect to the term loan portion and the applicable interest rate was changed to the Chase Rate on the first $2,500,000 of average net balances owed, and the Chase Rate plus .50% per annum on average net balances owed in excess of $2,500,000, but in either case not less than 5% per annum. However, there can be no assurance that the Company will not require additional financing, due to historical losses, debt service requirements or other factors to meet its liquidity needs, including its obligation to make a $1.1 million pension plan contribution by September 2007 and the redemption of preferred stock due in 2007. There can be no assurance the Company will be able to obtain such additional financing if needed, in which case the Company's operations would be materially adversely affected and it could be forced to cease operations.

Losses sustained in prior years may have materially adversely affected the Company's long-term liquidity. While the Company has taken recent steps to improve its long term liquidity outlook, the Company still has limited availability under its existing credit facilities, and there can be no assurance the Company will not require additional financing to support its operations, that the Company will be able to obtain any needed additional financing, or that it can obtain additional financing on favorable terms. Robert A. Levinson, the Company's Chairman and principal stockholder, has agreed to continue to personally support the Company's cash requirements through January 1, 2008 by providing short-term loans to the Company up to a maximum of $3 million. There is currently $1 million of borrowing available from Mr. Levinson under this agreement. If we (1) do not substantially achieve our overall projected revenue levels for 2006, (2) fail to operate within our projected expense levels as reflected in our business operating plans, or (3) do not receive the ongoing support of our lenders, then we will be unable to meet our cash and operating requirements for the next twelve months, which would in turn require us to seek additional financing to fund operations and/or implement additional expense reductions. Levcor has implemented several actions to reduce losses and improve cash flow, including exiting the textile business, reduction of headcount, elimination of non-profitable product lines and reductions in other general and administrative costs. However, there can be no assurance that Mr. Levinson will continue to personally support the Company's cash requirements, that such support from Mr. Levinson, together with the support of the Company's commercial lenders, will be sufficient to address the Company's liquidity needs and cash requirements or that the actions taken by management will be sufficient to allow the Company to generate net income from continuing operations.

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

Failing to substantially achieve our projected cash flow levels for 2006 may also result in a default under our credit agreement with our lenders. If a default were to occur and is not timely cured by us or waived by our lenders, or if this were to happen and our debt could not be refinanced or restructured, our lenders could pursue remedies, including: (1) penalty rates of interest; (2) demand for immediate repayment of the debt; and/or (3) the foreclosure on any of our assets securing the debt. If this were to happen and we were liquidated or reorganized after payment to our creditors, there would likely be insufficient assets remaining for any distribution to our stockholders.

At June 30, 2006, the Company's principal sources of liquidity included cash of $83,000 and trade accounts receivable of $2.9 million. There was no unused borrowing capacity available under the Company's credit facility with CIT as of June 30, 2006. However, as discussed above the CIT Facility was amended in July 2006 to increase the advance percentage against the value of Eligible Inventory to 40% (from 20%) of Eligible Inventory (a dollar increase of approximately $1.1 million in borrowing availability at current inventory levels) with respect to the revolving credit portion of the facility; total borrowing availability under the entire Facility remains at $7.5 million. The Company also had an additional $1 million of borrowing available from Mr. Levinson who has agreed to fund up to $3 million of temporary advances to the Company.

The following discussion regarding the Company's cash flows for the six months ended June 30, 2006 and 2005 is inclusive of both continuing and discontinued operating activities.

Cash Flow Summary:
(in thousands)
                                                     2006           2005
                                                 ------------   ------------
    Net cash provided by (used in):
             Operating activities                $         99   $     (3,095)
             Investing activities                         (66)           (52)
             Financing activities                          --          3,120
                                                 ------------   ------------
             Net increase (decrease) in cash     $         33   $        (27)
                                                 ============   ============

Net cash flow provided by operating activities totaled $99,000 during the six months ended June 30, 2006, as compared to net cash flow used in operating activities during the same period last year totaling $3.1 million.

In 2006, the components of net cash provided by operating activities were $737,000 of cash provided by net income adjusted for noncash items, consisting primarily of depreciation, noncash stock based compensation and accrued interest on stockholder loan, offset by $638,000 of cash used by operating assets and liabilities.

In 2005, the components of net cash used by operating activities were $587,000 of net loss adjusted for noncash items, consisting primarily of depreciation, deferred income tax benefit, noncash stock based compensation and accrued interest on stockholder loan, combined with approximately $2.5 million of cash used by operating assets and liabilities.

Major components of the changes in operating assets and liabilities in 2006 as compared to 2005 were inventories, accounts payable and accounts receivable.

Changes in inventories provided $811,000 in cash flow in 2006 and used $3.3 million of cash flow in 2005. During the six months ended June 30, 2006, the Company has been liquidating inventory related to its discontinued textile business thus creating a positive cash flow related to inventory. During the six months ended June 30, 2005, the Company had increased its discontinued Textile segment inventory in order to accommodate seasonal orders which shipped primarily during the summer months, thereby creating a negative cash flow related to inventory during the six month ended June 30, 2005.

Changes in accounts payable utilized $540,000 of cash flow in 2006 as compared to providing $1.4 million of cash flow in the six months ended June 30, 2005. The reduction in accounts payable in 2006 was directly related to the changes in inventory in the discontinued Textile segment as discussed above.

Changes in accounts receivable used $162,000 of cash flow in 2006 as compared to providing $475,000 of cash flow in 2005. The primary reason for the decrease in cash flow from accounts receivable was the $1.1 million increase in sales during the six months ended June 30, 2006 as compared to 2005

Net cash flow used in investing activities totaled $66,000 during the six months ended June 30, 2006, as compared to $52,000 during the same period in 2005. This increase was primarily a result of higher capital expenditures during 2006.

Net cash provided by financing activities totaled none during the six months ended June 30, 2006 as compared to $3.1 million during the same period last year. In 2006, cash flow from operating activities was sufficient to fund operating and investing activities and as a result, there was no cash required from financing activities. In 2005, cash of $3.1 million was provided by financing activities to fund cash used in operations and cash used in investing activities.

Included in net cash provided by financing activities in 2005 were net proceeds from stockholder loans of $2.5 million. There were no such proceeds during 2006. The stockholder borrowings in 2005 were primarily the result of funding of the operating activities of the discontinued Textile segment. In 2006 those activities produced positive cash flow as the result of the winding down of the discontinued textile business and, consequently, additional stockholder borrowings were not required.

Total borrowings during the first six months of 2006 and 2005 under the CIT revolving credit facility were $10.9 million and $11.0 million respectively; total repayments during the periods under this facility were $10.2 million and $9.5 million, respectively. Repayments under the Company's term loan totaled $72,000 during the six months ended June 30, 2006 and 2005. Net amount repaid to factor during the year to date period totaled $680,000 and $829,000 in 2006 and 2005 respectively.

The Company has a credit facility with CIT and a promissory note payable to JPMorgan Chase Bank ("JPMorgan"). In addition, the Company has borrowings and advances outstanding from Robert A. Levinson, a stockholder, officer and director of the Company.

At June 30, 2006, the Company's credit facility with CIT (the "CIT Facility") provided for maximum aggregate borrowings of up to $7.5 million in the form of revolving credit, letters of credit and term loans. The CIT Facility is comprised of separate financing agreements with the Company and its wholly-owned subsidiary, Blumenthal Lansing Company, LLC ("Blumenthal"). There was no unused availability under the Company's credit facility with CIT as of June 30, 2006.

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.4 million of which was outstanding at June 30, 2006, (ii) revolving credit advances to the Company, $1.0 million of which was outstanding at June 30, 2006 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, $3,791,000 of which was outstanding at June 30, 2006, and a Letter of Credit facility with a limit of $500,000, of which there was none outstanding at June 30, 2006. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.2 million due on January 1, 2008. The revolving credit advances are also due on January 1, 2008. CIT may terminate the Credit facility upon 60 days written notice. At June 30, 2006, all amounts outstanding under the CIT Facility bear interest at 8.75% (the Chase Bank N.A. prime rate plus 0.5%) with a minimum rate of 5.0%.

In connection with the CIT Facility, the Company and its subsidiary have made cross corporate guarantees and have issued first priority liens covering substantially all of the assets of the Company and its subsidiary. The guarantees are full and unconditional. The non-guarantor subsidiary is immaterial and the Company's financial statements are representative of the combined guarantors of which the guarantor subsidiary is 100% owned. In addition, Mr. Robert A. Levinson, a stockholder, officer and director of the Company, provided certain collateral against advances provided under the CIT Facility, which now only apply to the term loan portion of the facility pursuant to the July 26, 2006 amendment.

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

In connection with the Company's discontinued Textile operations, during the six months ended June 30, 2006, pursuant to a factoring agreement between CIT and the Company, CIT purchased the Textile segment's eligible trade accounts receivable without recourse and assumed substantially all credit risk with respect to such accounts. The amounts due to the Company from CIT under the factoring agreement earned no interest. The factoring agreement allows the Company to obtain advances that bear interest at 8.75% (0.5% above the Chase Bank, N.A. prime rate). The Company pledged its Textile segment's eligible accounts receivable and property and equipment as collateral under the factoring agreement. There is no set limit on borrowings. The amount available for borrowing is based on a formula consisting of 90% of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit.

The promissory note payable to JPMorgan Chase Bank, N.A. in the amount of $3.0 million is dated May 2, 2002 and had a maturity date of April 30, 2007, as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBOR applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at June 30, 2006 was 6.36%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note. On July 26, 2006 the maturity date of the JPMorgan Chase Bank note was extended to January 1, 2008.

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

Mr. Levinson has provided loans of $2,350,000 to the Company as of June 30, 2006. During 2005, he made short term advances of approximately $2.5 million of which $1.850 million was outstanding at December 31, 2005 and June 30, 2006. Mr. Levinson has agreed not to seek repayment of $1.0 million of these 2005 advances before January 1, 2008 and, as such, $1.0 million of these advances are classified as non-current on the Company's June 30, 2006 and December 31, 2005 condensed consolidated balance sheets. He has also pledged collateral in support of certain Company obligations. Accrued interest on Mr. Levinson's loans are classified as non-current liabilities on the Company's balance sheet and totaled $525,000 and $454,000, respectively, at June 30, 2006 and December 31, 2005.

As of June 30, 2006, the Company was in compliance with all debt covenants, as defined in the agreements.

Future maturities of long-term debt during each of the next five years ending June 30 and thereafter were as follows (in thousands):

                             2007                $        994
                             2008                       5,727
                             Thereafter                    --
                                                 ------------
                                                 $      6,721
                                                 ============

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

The availability of resources to make dividend payments to the holders of Series A Preferred Stock in the future will depend on the Company's future earnings and cash flow. Under Delaware law, preferred dividend payments are restricted to the Company's accumulated or current earnings and profits. Losses in 2005 and earlier years have depleted the Company's accumulated earnings and profits and, as such, future preferred dividend payments will be limited to future earnings and profits. In this regard, the Company was unable to pay the March 15, 2006 Preferred Stock dividend. Preferred dividends which cannot be paid under Delaware law will continue to accrue and will be added to the Preferred Stock liability account. As of June 30, 2006, unpaid preferred dividends of approximately $149,000 were included in Preferred Stock. The preferred stock is owned 98.3% by Robert A. Levinson, a stockholder, officer and director of the Company. The mandatorily redeemable preferred stock is redeemable at $1.00 per share plus accrued and unpaid dividends.

Impact of Inflation

The Company's results are affected by the impact of inflation on operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.

Seasonality and New Product Lines

The Company's business is largely based on its ability to fulfill reorders of existing product lines and to place new product lines with its retail customers. The business is fundamentally influenced by the buying habits of consumers. Home sewing and craft activities take place on a year-round basis; however, they are generally indoor activities and as a result they experience an increased participation level during the fall, winter and early spring months. Anticipating this pattern, the Company's retail customers place somewhat larger reorders during the July through March period. Sales are influenced by the introduction of new product lines and the discontinuance of existing product lines. A successful new program requires the retail customer to add the program and experience an acceptable level of sell-through. The Company develops and introduces new program ideas on a regular basis. However, there is no assurance that its retail customers will buy the new product lines and if they do, there is no assurance the consumer will purchase the new product at an acceptable level.

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

Significant  Accounting Policy Updates

Stock-Based Compensation Plans:
------------------------------
On January 1, 2006, we adopted Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment" ("FAS 123(R)"), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board ("APB"), Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our condensed consolidated statement of operations.

We adopted FAS 123(R) using the modified prospective transition method which requires the application of the accounting standard as of January 1, 2006. Our condensed consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective transition method, the condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of FAS 123(R). See Note 10 "Common Stock and Stock Options" for further details.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the condensed consolidated statement of operations during the three and six months ended June 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148.

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

As the stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first six months of 2006 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company's historical experience.


Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing this new standard to determine its effects, if any, on our consolidated results of operations or financial position.


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

Interest Rate Risk

Our short term and long-term third party debt bears interest at floating rates, and accordingly we are sensitive to changes in prevailing interest rates. At June 30, 2006, our indebtedness with CIT was at 8.75% interest rate (based on the Chase Bank N.A. prime rate plus .5%). Effective July 26, 2006, the applicable rate is the Chase Bank, N.A. prime rate on the first $2.5 million of outstanding borrowing plus .05% on outstanding in excess of $2.5 million but in either case not less than 5% per annum. Our Textile operation's factoring arrangement with CIT was also at 8.75% (based on Chase Bank N.A. prime rate plus ..5%), our indebtedness with JP Morgan Chase was at a 6.36% interest rate (based on adjusted LIBOR plus .75%). Our shareholder loan interest is not variable and bore a 6% interest rate. A 1% increase or decrease in market interest rates that affect our borrowing arrangements would have a material impact on earnings and cash flow of approximately $93,000 during the next fiscal year.

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

Customer Concentration

Our sales are concentrated with major retail chains and as such, approximately 70-80% of our sales in 2006 are expected to be from our top three accounts; these accounts represented 60% of our trade accounts receivable at June 30, 2006. The loss of any one of our major accounts would have a material adverse impact on our financial condition and results of operations.


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

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

No change occurred in the Company's internal controls concerning financial reporting during the second quarter of the fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


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

ITEM 1A  RISK FACTORS

There have been no material changes to our Risk Factors from those presented in our 2005 Form 10-K, except for certain updating changes to the Risk Factors "Going Concern," "Pension Funding" and "A Substantial Portion Of The Company's Revenues And Gross Profits Is Derived From A Small Number Of Large Customers And The Loss Of Any Of These Customers Could Substantially Reduce Our Revenues," as presented below.


Going Concern

We have prepared our unaudited condensed consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

Our historical losses in the Textile division and resulting negative cash flows raise substantial doubt about our ability to continue as a going concern. These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their report dated March 15, 2006, regarding their concerns about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.


Pension Funding

The Company's projected benefit obligation with its defined benefit plan at June 30, 2006 was $21.5 million. The fair market value of Plan assets was $17.9 million at June 30, 2006. The current actuarial estimate is that a contribution with respect to the 2006 Plan Year in the approximate amount of $1.1 million will be required by September 15, 2007. The Company is investigating available alternatives to making such contributions. There can be no assurance that the Company will not be required to make this contribution, in which case the Company will be required to obtain additional financing to allow it to make these contributions. There can be no assurance the Company will be able to obtain such additional financing. Moreover, recently enacted legislation, effective for plan years beginning after December 31, 2007, may negatively affect the funding status of the Plan for future years.

A Substantial Portion Of The Company's Revenues And Gross Profits Is Derived From A Small Number Of Large Customers And The Loss Of Any Of These Customers Could Substantially Reduce Our Revenues.

The Company's customer base has been and continues to be highly concentrated. The Company's three largest customers (Wal-mart, a mass merchandiser and Jo-Ann Stores and Hancock Fabrics, each a specialty chain) represented approximately 46%, 22% and 7%, respectively, of the Company's net sales in the three months ended June 30, 2006 and represented approximately 50%, 21% and 7% respectively, of the Company's net sales in the six months ended June 30, 2006. These customers also represented approximately 41%, 27% and 9% of the Company's net sales during the three months ended June 30, 2005 and 44%, 21% and 9%, respectively, of the Company's net sales in the six months ended June 30, 2005. These customers also represented approximately 60% and 80% of the total outstanding accounts receivable as of June 30, 2006 and December 31, 2005, respectively.

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


ITEM 5.  OTHER INFORMATION; COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

On May 11, 2006, Management determined to exit its remaining Textile business completely. The Company intends to continue to sell off its inventories associated with the contract garment manufacturing business and remaining textile business and anticipates that its exit from the textile segment will be substantially completed in 2006. The Company intends to focus its efforts and resources on its Craft business.

The decision to exit the Textile business was made after a full review and analysis of this business and the Company's strategic alternatives. The decision was based on a variety of factors, including, (i) that the Company's contract garment manufacturing and other textile business has incurred operating losses resulting from lower than planned business volume from our major customers and has been unable to grow its customer base, (ii) that the business has incurred sales decreases (iii) a decrease in margins due to an increase in raw material costs that were unable to be passed to customers, and (iv) the long production lead times and the related working capital requirements of the business which contributed to interest costs that exceeded the segment's operating profits. The Company had determined that the future net revenues and gross profits in the Textile business would continue to deteriorate, and the Company concluded that a withdrawal from the business was the appropriate course of action.

As a result of exiting this business, the Company's revenue in 2006 is expected to be significantly lower than in 2005. As of June 30, 2006, the Company had $35,000 of net Textile segment inventory remaining. The Company estimates exit costs associated with exiting the garment manufacturing and remaining textile business not to be material.


ITEM 6.  EXHIBITS

(a)  Exhibits

 10.1 Amendment dated July 26, 2006 to the Accounts Receivable Financing Agreement dated January 24, 2002 between Blumenthal Lansing Company, LLC and the CIT Group/Commercial Services, Inc.

 10.2 Amendment dated July 26, 2006 to the Factoring Agreement dated September 17, 1998 between Levcor International, Inc. and the CIT Group/Commercial Services, Inc.

 10.3 Amendment dated July 26, 2006 to the Factoring Agreements between Blumenthal Lansing Company, LLC, Westwater Industries, LLC, Levcor International, Inc. and the CIT Group/Commercial Services, Inc.

 10.4 Endorsement No. 6 dated July 26, 2006 to the Promissory Note dated May 3, 2002 by Levcor International, Inc. in favor of JP Morgan Chase Bank, N.A.

 10.5 Acknowledgment and Consent of Endorsement #6 dated July 26, 2006 to the Promissory Note dated May 3, 2002 by Levcor International, Inc. in favor of JP Morgan Chase Bank, N.A.

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


                                       LEVCOR INTERNATIONAL, INC.


Date: August 11, 2006                  /s/ ROBERT A. LEVINSON
      ---------------                  -----------------------------------------
                                       Robert A. Levinson
                                       Chairman of the Board, President and
                                       Chief Executive Officer


Date: August 11, 2006                  /s/ EDWARD F. COOKE
      ---------------                  -----------------------------------------
                                       Edward F. Cooke
                                       Chief Financial Officer, Vice President,
                                       Secretary and Treasurer

                                 Exhibit Index
                                 -------------

 10.1 Amendment dated July 26, 2006 to the Accounts Receivable Financing Agreement dated January 24, 2002 between Blumenthal Lansing Company, LLC and the CIT Group/Commercial Services, Inc.

 10.2 Amendment dated July 26, 2006 to the Factoring Agreement dated September 17, 1998 between Levcor International, Inc. and the CIT Group/Commercial Services, Inc.

 10.3 Amendment dated July 26, 2006 to the Factoring Agreements between Blumenthal Lansing Company, LLC, Westwater Industries, LLC, Levcor International, Inc. and the CIT Group/Commercial Services, Inc.

 10.4 Endorsement No. 6 dated July 26, 2006 to the Promissory Note dated May 3, 2002 by Levcor International, Inc. in favor of JP Morgan Chase Bank, N.A.

 10.5 Acknowledgment and Consent of Endorsement #6 dated July 26, 2006 to the Promissory Note dated May 3, 2002 by Levcor International, Inc. in favor of JP Morgan Chase Bank, N.A.

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