Form 10-Q
period 2006-09-30
LEVCOR INTERNATIONAL INC
filed 2006-11-14
CIK 76094

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2006
                                    ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________


Commission File No.  0-50186
                    --------


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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

As of November 9, 2006, 5,331,881 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

================================================================================

                           LEVCOR INTERNATIONAL, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          as of September 30, 2006 (Unaudited) and December 31, 2005..........1

          Condensed Consolidated Statements of Operations (Unaudited)
          for the Three and Nine Months Ended September 30, 2006 and 2005.....2

          Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended
          September 30, 2006 and 2005.........................................3

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Nine Months Ended September 30, 2006 and 2005...............4

          Notes to Condensed Consolidated Financial Statements (Unaudited)....5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations .............................................22

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........40

Item 4.   Controls and Procedures............................................41

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..................................................42

Item 1A   Risk Factors.......................................................43

Item 6.   Exhibits ..........................................................45

          Signatures.........................................................46


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)

                                                                          September 30,   December 31,
                                                                              2006            2005
                                                                          ------------    ------------
                                                                          (Unaudited)      (Audited)
                                                                          ------------    ------------
ASSETS
Current Assets:
      Cash                                                                $         72    $         50
      Due from factor                                                               22              --
      Accounts receivable trade, net                                             3,106           2,760
      Inventories                                                                6,250           7,725
      Other current assets                                                         122             173
                                                                          ------------    ------------
            Total current assets                                                 9,572          10,708

Property, Plant and Equipment, net                                               1,959           2,067
Goodwill                                                                         2,543           2,543
Other assets                                                                       744             751
                                                                          ------------    ------------
            Total Assets                                                  $     14,818    $     16,069
                                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
      Revolving loan and current maturities of long-term debt             $      5,089    $      4,203
      Due to factor                                                                 --             775
      Current maturities of stockholder loan                                       500             850
      Accounts payable                                                           1,004           1,897
      Income taxes payable                                                         205              29
      Pension liabilities - current portion                                      1,625             171
      Other current liabilities                                                  1,107           1,286
                                                                          ------------    ------------
            Total current liabilities                                            9,530           9,211
Long term debt, less current maturities                                          4,191           4,299
Stockholder loans, less current maturities                                       1,500           1,500
Accrued interest, stockholder loans                                                560             454
Pension liabilities, less current portion                                        3,921           5,506
Post retirement medical liabilities                                                 --           1,960
Environmental liabilities                                                        1,308           1,348
Other liabilities                                                                  276             179
Mandatorily Redeemable Preferred Stock, par value $0.01 per share
      8,000,000 shares authorized:  Shares issued and outstanding:
      Series A - 4,555,007                                                       4,555           4,555
Accumulated dividends on Mandatorily Redeemable Preferred Stock                    217              --
                                                                          ------------    ------------
            Total Liabilities                                                   26,058          29,012
                                                                          ------------    ------------

Commitments and Contingencies                                                       --              --

STOCKHOLDERS' DEFICIT
Common Stock, par value $0.01 per share
      15,000,000 shares authorized;
      5,331,881 shares issued and outstanding                                       54              54
Paid in Capital                                                                 33,228          33,238
Accumulated Deficit                                                            (40,171)        (41,839)
Accumulated Other Comprehensive Loss                                            (4,351)         (4,332)
Unearned Compensation                                                               --             (64)
                                                                          ------------    ------------
Total Stockholders' Deficit                                                    (11,240)        (12,943)
                                                                          ------------    ------------
Total Liabilities and Stockholders' Deficit                               $     14,818    $     16,069
                                                                          ============    ============

See Notes to Condensed Consolidated Financial Statements.


                           LEVCOR INTERNATIONAL, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (dollars in thousands, except per share data)

                                                                    Three Months Ended              Nine Months Ended
                                                                      September 30,                   September 30,
                                                              ----------------------------     ----------------------------
                                                                  2006            2005             2006            2005
                                                              ------------    ------------     ------------    ------------
Net sales                                                     $      5,593    $      6,096     $     16,376    $     15,764
Cost of sales                                                        3,925           3,922           10,825          10,445
                                                              ------------    ------------     ------------    ------------
Gross profit                                                         1,668           2,174            5,551           5,319
Selling, general and administrative expenses (including
     stock based compensation expense of $1 and $54 for
     the three and nine months ended September 30, 2006,
     respectively, and none and $4 for the three and
     nine months ended September 30, 2005)                           1,500           1,445            4,464           4,487
                                                              ------------    ------------     ------------    ------------
Income from continuing operations before gain on
     termination of post retirement benefit plan, interest,
     preferred dividends and income tax                                168             729            1,087             832
Gain on termination of post retirement benefit plan                  1,662              --            1,662              --
                                                              ------------    ------------     ------------    ------------
Income from continuing operations before interest,
     preferred dividends and income tax                              1,830             729            2,749             832
Interest expense                                                       330             145              625             365
Dividends on mandatorily redeemable preferred stock                     68              69              204             205
                                                              ------------    ------------     ------------    ------------
Income from continuing operations before income tax
     and discontinued operations                                     1,432             515            1,920             262
Income tax                                                             200             318              177             262
                                                              ------------    ------------     ------------    ------------
Net income from continuing operations                                1,232             197            1,743              --
Income (loss) from discontinued operations, net of tax                  11          (3,472)             (75)         (3,876)
                                                              ------------    ------------     ------------    ------------
Net income (loss)                                             $      1,243    $     (3,275)    $      1,668    $     (3,876)
                                                              ============    ============     ============    ============
Income (loss) per share:
        Basic and Diluted:
            Income  from continuing operations                $        .23    $        .04     $        .33    $         --
            Income (loss) from discontinued operations                   *            (.65)            (.01)           (.73)
                                                              ------------    ------------     ------------    ------------
                                                              $        .23    $       (.61)    $        .32    $       (.73)
                                                              ============    ============     ============    ============

Weighted average common shares outstanding - basic                   5,332           5,332            5,332           5,332
Potential common stock                                                  --              --                2              --
                                                              ------------    ------------     ------------    ------------
Weighted average common shares outstanding - diluted                 5,332           5,332            5,334           5,332
                                                              ============    ============     ============    ============

*  Less than $.005

See Notes to Condensed Consolidated Financial Statements.


                           LEVCOR INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                Three Months Ended               Nine Months Ended
                                                                   September 30,                   September 30,
                                                           ----------------------------    ----------------------------
                                                               2006            2005            2006            2005
                                                           ------------    ------------    ------------    ------------
Net income (loss)                                          $      1,243    $     (3,275)   $      1,668    $     (3,876)

Other comprehensive loss:
            Foreign currency translation adjustment                   1              --             (19)            (14)
                                                           ------------    ------------    ------------    ------------
Comprehensive income (loss)                                $      1,244    $     (3,275)   $      1,649    $     (3,890)
                                                           ============    ============    ============    ============

See Notes to Condensed Consolidated Financial Statements.


                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                          Nine Months Ended September 30,
                                                                          ------------------------------
                                                                              2006              2005
                                                                          ------------      ------------
Cash Flows From Operating Activities:
Net income (loss)                                                         $      1,668      $     (3,876)
Reconciliation of net income (loss) to net cash provided by
 (used in) operations:
        Non-cash gain on post retirement medical plan termination               (1,662)               --
        Goodwill and trademark impairment - Textile segment                         --             3,009
        Depreciation and amortization                                              296               291
        Deferred income taxes                                                       --              (192)
        Non-cash stock based compensation                                           54                 4
        Accrued interest on stockholder loans                                      106                99
        Accrued dividends on preferred stock                                       217                --
        Changes in operating assets and liabilities:
           Accounts receivable trade, net                                         (346)             (516)
           Inventories                                                           1,421                15
           Other current assets                                                     51               (24)
           Other assets                                                            (61)             (129)
           Accounts payable                                                       (893)               24
           Income taxes payable                                                    176               (40)
           Other current liabilities                                              (327)             (360)
           Pension liabilities                                                    (131)              (71)
           Post retirement medical liabilities                                    (150)             (149)
           Environmental liabilities                                               (40)              (34)
           Other liabilities                                                        97              (145)
                                                                          ------------      ------------
                 Net cash provided by (used in) operating activities               476            (2,094)
                                                                          ------------      ------------
Cash Flows From Investing Activities:
Capital expenditures                                                               (50)              (19)
Investment in other assets                                                         (35)              (38)
                                                                          ------------      ------------
                 Net cash used in investing activities                             (85)              (57)
                                                                          ------------      ------------
Cash Flows From Financing Activities:
Borrowings under revolving loan                                                 15,770            16,047
Repayments under revolving loan                                                (14,884)          (14,452)
Repayment of long term debt                                                       (108)             (108)
(Repayments) borrowings under stockholder loan                                    (350)            1,924
Due to/from factor                                                                (797)           (1,230)
                                                                          ------------      ------------
                 Net cash provided by (used in) financing activities              (369)            2,181
                                                                          ------------      ------------

Increase in cash                                                                    22                30
Cash at beginning of period                                                         50                32
                                                                          ------------      ------------
Cash at end of period                                                     $         72      $         62
                                                                          ============      ============
Supplemental Disclosure of Cash Flow Information:
Cash paid (refunded) during the period for:
    Interest                                                              $        689      $        523
                                                                          ============      ============
    Income taxes                                                          $         --      $         50
                                                                          ============      ============

See Notes to Condensed Consolidated Financial Statements.

                           LEVCOR INTERNATIONAL, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1: UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------

Nature of Operations:
---------------------
Levcor International, Inc. and Subsidiaries (the "Company" or "Levcor" or "we") manufacture, package and distribute a line of buttons and other craft products for sale in the home sewing and craft retail industry. The Company formerly operated a textile business which is in the process of being exited and is treated as a discontinued operation as described in Note 2. The Company sells its products to customers primarily in North America and also has distribution in Europe.

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

The condensed consolidated balance sheets as of September 30, 2006 (unaudited) and December 31, 2005 (audited) and the unaudited condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the nine months ended September 30, 2006 and 2005 include the accounts of the Company and subsidiaries.

NOTE 2: DISCONTINUED OPERATIONS
-------------------------------

During the fourth quarter of 2005, the Company's Board of Directors approved management's plan to exit the garment manufacturing business. On May 11, 2006, management determined to exit its remaining Textile business completely. As a result, Textile segment operations for the current and prior comparative periods have been presented as discontinued operations.

The decision to exit the Textile business was made after a full review and analysis of the Textile business and the Company's strategic alternatives. The decision was based on a variety of factors, including, (i) that the Company's contract garment manufacturing and other textile business has incurred operating losses resulting from lower than planned business volume from our major customers and has been unable to grow its customer base, (ii) that the business has incurred sales decreases, (iii) a decrease in margins due to an increase in raw material costs that were unable to be passed to customers, and (iv) the long production lead times and the related working capital requirements of the business which contributed to interest costs that exceeded the segment's operating profits. The Company had determined that the future net revenues and gross profits in the Textile business would continue to deteriorate and as a result the Company concluded that a withdrawal from the business was the appropriate course of action at that time.

During the first nine months of 2006, the Company has been disposing of Textile segment inventory. The Company will continue to transact sales of Textile segment inventory until such inventory is fully disposed of. As of September 30, 2006 the Company had $15,000 of Textile segment inventory remaining. The Company estimates exit costs associated with exiting the garment manufacturing and remaining Textile business not to be material.

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

The Textile segment generated the following operating results which have been classified as discontinued operations in the unaudited condensed consolidated statements of operations (dollars in thousands):

                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                    September 30,
                                                 ----------------------------    ----------------------------
                                                     2006            2005            2006            2005
                                                 ------------    ------------    ------------    ------------
Sales                                            $         47    $      4,798    $      2,393    $      7,171
Cost of sales                                              36           4,948           2,022           6,943
                                                 ------------    ------------    ------------    ------------
Gross profit                                               11            (150)            371             228
Selling, general and administrative expenses               --             463             269           1,314
Goodwill and trademark impairment                          --           3,009              --           3,009
Interest expense                                           --              89             177             227
Income tax (benefit)                                       --            (239)             --            (446)
                                                 ------------    ------------    ------------    ------------
Results of discontinued operations,
      net of tax                                 $         11    $     (3,472)   $        (75)   $     (3,876)
                                                 ============    ============    ============    ============

The Textile segment's assets and liabilities as included in the Company's condensed consolidated balance sheets were as follows (dollars in thousands):

                                                           September 30,   December 31,
                                                               2006            2005
                                                           ------------    ------------
         Cash                                              $         --    $          4
         Due from factor                                             22              --
         Accounts receivable, net                                     2              --
         Inventories, net                                            15           1,198
         Intercompany receivable                                     --             501
         Other current assets                                        --               1
                                                           ------------    ------------
               Total current assets                                  39           1,704
         Property, plant and equipment, net                          --              25
         Other assets                                                --               6
                                                           ------------    ------------
               Total assets                                $         39    $      1,735
                                                           ============    ============

         Accounts payable                                  $         76    $        373
         Due to factor                                               --             775
         Current maturities of stockholder loan                      --             850
         Intercompany payable                                     5,507              --
         Other current liabilities                                   34             239
                                                           ------------    ------------
               Total current liabilities                          5,617           2,237
         Long term debt                                              --           3,000
         Stockholder loans less current maturities                   --           1,500
         Accrued interest, stockholder loans                         --             454
                                                           ------------    ------------
               Total liabilities                           $      5,617    $      7,191
                                                           ============    ============

Effective June 30, 2006, the short and long term debt of the Textile segment became short and long term debt of the Company's continuing operations and, as such, interest expense related to this debt has been classified as part of continuing operations during the third quarter of 2006.

NOTE 3: GOING CONCERN
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. In 2005 the Company incurred a net loss attributable to common stockholders of $8.3 million (of which $6.1 million was represented by non-cash charges reflecting impairment of Textile segment assets) contributing to a stockholders deficit which totaled $11.2 million at September 30, 2006, which amount was inclusive of paid in capital of $33.2 million and accumulated deficit and other comprehensive loss totaling $44.5 million. The Company's ability to continue as a going concern is dependent upon its ability to execute management's plans to be profitable, generate positive cash flow from operations, obtain financing to meet the Company sponsored defined benefit pension funding obligations currently estimated to be $1.8 million in 2007 and an aggregate of $3.7 million during the years 2008 to 2014 (see Note 9) and to continue to have access to existing financing to meet obligations and repay liabilities when they come due, including amounts payable with respect to claimed environmental liabilities in connection with the Solvents Recovery Service of New England Superfund Site (see
Note 14) in the event the parent corporation is determined to be responsible for these claimed liabilities and the redemption of preferred stock (see Note 10) due in 2007 and thereafter. Although management continues to pursue these plans and believes it will be successful, there is no assurance that the Company will be successful in generating such profitable operations or maintaining such access to existing financing or obtaining financing for such pension and environmental obligations on terms acceptable to the Company. The outcome of these matters cannot be predicted with any certainty at this time. These factors, as well as the Company's historical losses from operations and negative cash flows raise substantial doubt about the Company's ability to continue as a going concern. Management plans to satisfy the Company's capital needs through cash generated from operations, advances under its facilities with CIT and stockholder loans. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 4: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

Consolidation:
--------------
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Blumenthal Lansing Company, LLC and Button Fashion B.V. after elimination of intercompany items and transactions.

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

Cash and Cash Equivalents:
--------------------------
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at September 30, 2006 and December 31, 2005.

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

Credit Risk:
------------
Financial instruments which potentially subject us to concentration of credit risk consist principally of accounts receivable. We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers.

Accounts Receivable:
--------------------
Accounts receivable are stated at the net realizable value. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $31,000 at September 30, 2006 and $50,000 at December 31, 2005.

Inventories:
------------
Inventories are valued at the lower of cost or market using a weighted-average cost method basis. We make provisions for obsolete or slow moving inventories as necessary to properly reflect inventory value.

Long-Lived Assets:
------------------
The Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, the asset is written down to its estimated fair value. When assets are removed from operations and held for sale, the impairment loss is estimated as the excess of the carrying value of the assets over their fair value. No such impairments of long-lived assets were recorded for the three or nine-month periods ended September 30, 2006. During the three and nine-month periods ended September 30, 2005, the Company determined that Goodwill and Trademark amounts related to the Textile segment were fully impaired and such amounts were written off as of September 30, 2005.

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

Realization of our deferred tax assets is, for the most part, dependent upon our U.S. consolidated tax group of companies having sufficient federal taxable income in future years to utilize our domestic net operating loss carryforwards before they expire. We adjust our deferred tax valuation allowance on a quarterly basis in light of certain factors, including our financial performance.

The Company has significant deferred tax assets, resulting from net operating loss carryforwards and deductible temporary differences. As of September 30, 2006 and December 31, 2005, the Company has provided a full valuation allowance against our deferred tax assets. Management weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in past years. The Company will continue to maintain a full valuation allowance on our tax benefits until profitability has been sustained over a time period and in amounts that are sufficient to support a conclusion that it is more likely than not that a portion or all of the deferred tax assets will be realized. A decrease in our valuation allowance would result in an immediate material income tax benefit, an increase in total assets and stockholder's deficit, and could have a significant impact on earnings in future periods.

Because of the Company's net operating loss carryforward, the Company is not required to record a provision for income taxes related to its pretax income except in instances where minimum taxes are payable. An income tax benefit of $23,000 was recorded during the first quarter of 2006 and was the result of a refund of state income taxes during the period. An income tax provision of $200,000 and an interest accrual of $100,000 were recorded during the third quarter of 2006 in connection with a proposed audit settlement with the State of Connecticut related to 1994 and 1995 filings by a previously disposed of entity, Danfield Threads, Inc. Income tax expense of $318,000 and $262,000 were recorded during the three and nine months ended September 30, 2005, respectively.

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

Loss Contingencies:
-------------------
There are times when non-recurring events occur that require management to consider whether an accrual for a loss contingency is appropriate. Accruals for loss contingencies typically relate to certain legal proceedings, customer and other claims and litigation. As required by SFAS No. 5, we determine whether an accrual for a loss contingency is appropriate by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our legal proceedings, warranty and other claims and litigation based on available information to assess potential liability. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results assuming a combination of litigation and settlement strategies. The adverse resolution of any one or more of these matters over and above the amounts that have been estimated and accrued in the current condensed consolidated financial statements could have a material adverse effect on our business, results of operations and financial condition.

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

Fair Value of Financial Instruments:
------------------------------------
The Company's financial instruments are comprised of revolving debt, long-term debt, loans payable to stockholder, Robert A. Levinson, and Series A Mandatory Redeemable Preferred Stock at September 30, 2006 and December 31, 2005. The fair values of the revolving debt, long-term debt and loans payable to Robert A. Levinson approximate the carrying values because these obligations had market-based interest rates.

Revenue Recognition:
--------------------
Revenue is recognized when goods are shipped to customers. Shipment is made by UPS or common carrier. Deliveries generally take place within three days of shipment. Standard terms for shipments are F.O.B. shipping point, at which time the Company has completed all performance obligations to consummate the sale. In some circumstances, shipments are made F.O.B. destination, in which case the Company insures the sales value of most shipments.

Revenue is reported net of a reserve for sales returns and allowances. Sales returns and allowances are estimated based upon specific agreements and or historical patterns with major accounts.

Advertising:
------------
The Company expenses the cost of advertising at the time the cost is incurred. Advertising expense totaled approximately $8,000 and $35,000 during the three and nine-month periods ended September 30, 2006. In 2005, advertising expense totaled approximately $27,000 and $111,000 during the three and nine-month periods ended September 30, 2005, respectively.

Income (Loss) Per Common Share:
-------------------------------
Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential increase in outstanding shares that could result from exercising in-the-money stock options. The shares issuable upon the exercise of in-the-money stock options were not included in the computation of loss per common share, for the three and nine months ended September 30, 2005 as the effect would be anti-dilutive. Accordingly, the 2005 diluted loss per share is the same as the basic loss per share.

At September 30, 2005, the Company had 86,300 options outstanding that could potentially dilute basic loss per share in the future but were not included in the calculation of diluted loss per share because this inclusion would have been anti-dilutive.

Mandatorily Redeemable Preferred Stock:
---------------------------------------
The Company accounts for mandatorily redeemable preferred stock in accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires an issuer to classify certain financial instruments within its scope, such as mandatorily redeemable preferred stock, as liabilities (or assets in some circumstances). SFAS 150 defines a financial instrument as mandatorily redeemable if it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date(s) or upon an event certain to occur.

Reclassifications:
------------------
Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Significant Accounting Policy Updates

Stock-Based Compensation Plans:
-------------------------------
On January 1, 2006, we adopted Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment" ("FAS 123(R)"), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our condensed consolidated statement of operations.

We adopted FAS 123(R) using the modified prospective transition method which requires the application of the accounting standard as of January 1, 2006. Our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective transition method, the condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of FAS 123(R). See Note 11, "Common Stock and Stock Options" for further details.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the condensed consolidated statement of operations during the three and nine months ended September 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148.

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

As the stock-based compensation expense recognized in the condensed consolidated statement of operations for the first nine months of 2006 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company's historical experience.

Recently Issued Accounting Pronouncements:
------------------------------------------
Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"). We will adopt the provisions of FIN 48 effective January 1, 2007. The Company does not expect FIN 48 to have a material impact on our results of operations, financial position, or cash flows.

SFAS No. 157, Fair Value Measurements ("SFAS 157"), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company will adopt the provisions of SFAS 157 effective January 1, 2008. The Company does not expect SFAS 157 to have a material impact on the Company's results of operations, financial position, or cash flows.

SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS 158"), improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 will not have an impact on the Company's results of operations, financial position, or cash flow.

NOTE 5: TERMINATION OF POST RETIREMENT MEDICAL PLAN
---------------------------------------------------

In September 2006, the Company determined that it would terminate its post retirement medical plan as of December 31, 2006. As a result, the Company reduced the balance sheet liability for post retirement medical costs by $1.7 million as of September 30, 2006 and recorded a corresponding non-cash gain on the plan termination. As of September 30, 2006, the Company continued to have approximately $148,000 included in other current liabilities related to payments expected to be made under the plan during the fourth quarter of 2006 as well as during the run off period in 2007 for 2006 claims. Because the Company's deferred tax asset is fully reserved, there was no corresponding income tax provision with respect to this gain.

NOTE 6: INVENTORIES
-------------------

The components of inventories are as follows (dollars in thousands):

                                      September 30, 2006   December 31, 2005
                                      ------------------   -----------------
         Raw materials                 $         2,991      $         4,245
         Work in progress                           46                  245
         Finished goods                          3,213                3,235
                                       ---------------      ---------------
                                       $         6,250      $         7,725
                                       ===============      ===============

Inventories were valued on a weighted average cost method basis. Inventories are stated at the lower of cost or market. Cost elements included in inventory are material, labor and overhead, primarily using standard cost, which approximates actual cost.

NOTE 7: PROPERTY, PLANT AND EQUIPMENT
-------------------------------------

The components of Property, Plant and Equipment are as follows (dollars in thousands):

                                         September 30, 2006    December 31, 2005
                                         ------------------    -----------------
         Land and improvements             $            78      $            76
         Buildings and improvements                  2,483                2,466
         Machinery and equipment                     2,204                2,101
                                           ---------------      ---------------
                                                     4,765                4,643
         Less: Accumulated depreciation
            and amortization                        (2,806)              (2,576)
                                           ---------------      ---------------
                                           $         1,959      $         2,067
                                           ===============      ===============

Depreciation and amortization expense was $108,000 and $296,000 for the three and nine months ended September 30, 2006, respectively and $104,000 and $291,000 for the three and nine months ended September 30, 2005, respectively.

NOTE 8: SHORT TERM AND LONG TERM DEBT
-------------------------------------

The Company has a credit facility with CIT and a promissory note payable to JPMorgan Chase Bank ("JPMorgan"). In addition, the Company has borrowings and advances outstanding from Robert A. Levinson, a stockholder, officer and director of the Company.

At September 30, 2006, the Company's credit facility with CIT (the "CIT Facility") provided for maximum aggregate borrowings of up to $7.5 million in the form of revolving credit, letters of credit and term loans. The CIT Facility is comprised of separate financing agreements with the Company and its wholly-owned subsidiary, Blumenthal Lansing Company, LLC ("Blumenthal"). There was approximately $750,000 of unused availability under the Company's credit facility with CIT as of September 30, 2006.

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.3 million of which was outstanding at September 30, 2006, (ii) revolving credit advances to the Company, $1.1 million of which was outstanding at September 30, 2006 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, $3,832,000 of which was outstanding at September 30, 2006, and a Letter of Credit facility with a limit of $500,000, of which there was none outstanding at September 30, 2006. The Term Loan is amortized at $12,000 per month followed by a final installment payment of $1.2 million due on January 1, 2008. The revolving credit advances are also due on January 1, 2008. CIT may terminate the Credit facility upon 60 days written notice. In the case of the Term Loan, CIT may accelerate the maturity in the event of a default by the Company after thirteen months notice of such acceleration. At September 30, 2006, all amounts outstanding under the CIT Facility in excess of $2.5 million bear interest at 8.75% (the Chase Bank N.A. prime rate plus 0.5%) with a minimum rate of 5.0%. The first $2.5 million of advances from CIT bears interest at the prime rate (8.25%).

In connection with the CIT Facility, the Company and its subsidiary have made cross corporate guarantees and have issued first priority liens covering substantially all of the assets of the Company and its subsidiary. The guarantees are full and unconditional. The non-guarantor subsidiary is immaterial and the Company's financial statements are representative of the combined guarantors. In addition, Mr. Robert A. Levinson, a stockholder, officer and director of the Company, provided certain collateral against advances provided under the CIT Facility, in the approximate amount of $2.5 million.

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

On July 26, 2006, the CIT Facility was amended to increase the advance percentage against the value of Eligible Inventory (as defined in the agreement) to 40% (from 20%) of Eligible Inventory with respect to the revolving credit portion of the CIT Facility. Total borrowing availability under the entire CIT Facility remains at $7.5 million. In addition, the guaranty of the CIT Facility by Robert A. Levinson, the Company's Chief Executive Officer and principal shareholder, was removed and the applicable interest rate was changed to the Chase Rate on the first $2.5 million of average net balances owed, and the Chase Rate plus .50% per annum on average net balances owed in excess of $2.5 million, but in either case not less than 5% per annum.

In connection with the Company's discontinued Textile operations, during the nine months ended September 30, 2006, pursuant to a factoring agreement between CIT and the Company, CIT purchased the Textile segment's eligible trade accounts receivable without recourse and assumed substantially all credit risk with respect to such accounts. The amounts due to the Company from CIT under the factoring agreement earned no interest. The factoring agreement allowed the Company to obtain advances that bear interest at 8.75% (0.5% above the Chase Bank, N.A. prime rate). The Company pledged its Textile segment's eligible accounts receivable and property and equipment as collateral under the factoring agreement. There was no set limit on borrowings. The amount available for borrowing was based on a formula consisting of 90% of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit.

The promissory note payable to JPMorgan Chase Bank, N.A. in the amount of $3.0 million is dated May 2, 2002 and had a maturity date of April 30, 2007, as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBOR applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at September 30, 2006 was 6.36%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note. On July 26, 2006, the maturity date of the JPMorgan Chase Bank note was extended to January 1, 2008.

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

Mr. Levinson's loan balance totals $2.0 million to the Company as of September 30, 2006. During 2005, he made short term advances of approximately $2.5 million of which $1.5 million and $1.850 million, respectively, were outstanding at September 30, 2006 and December 31, 2005. Mr. Levinson has agreed not to seek repayment of $1.0 million of these 2005 advances before January 1, 2008 and, as such, $1.5 million and $1.850 million of his loan balances have been classified as non-current on the Company's September 30, 2006 and December 31, 2005 condensed consolidated balance sheets. He has also pledged collateral in support of certain Company obligations. Accrued interest on Mr. Levinson's loans has been classified as non-current liabilities on the Company's balance sheet and totaled $560,000 and $454,000, respectively, at September 30, 2006 and December 31, 2005.

As of September 30, 2006, the Company was in compliance with all debt covenants, as defined in the agreements.

Future maturities of long-term debt during each of the next five years ending September 30 and thereafter were as follows (in thousands):

                             2007                $        644
                             2008                       5,691
                             Thereafter                    --
                                                 ------------
                                                 $      6,335
                                                 ============

NOTE 9: PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
-------------------------------------------------------

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

The benefits under the plan are determined based on formulas, which reflect the employees' years of service and compensation during their employment period. The projected unit credit method is used to determine pension cost. Funding requirements for the plan are based on the unit credit method. The Company's policy is to fund pension cost as required by ERISA. With respect to the 2006 plan year, the Company is making quarterly contributions to the plan in 2006 of approximately $19,000 with an additional $988,000 due on September 15, 2007, based on current legislated discount rates and actuarial assumptions.

On August 17, 2006 The Pension Protection Act of 2006 was signed into law. New pension funding rules are effective for plan years beginning on or after January 1, 2008. For 2006 and 2007 the prior law funding rules remain in effect. Under the new law, the 90% funding target is replaced with a 100% target. Shortfalls from the 100% target must be amortized over a seven year period. Based on the new law, the Company currently estimates the following pension contributions with respect to the defined benefit pension plan (Years Ended December 31):

                                                          Payment Amounts
                                                          (in thousands)
                                                           ------------
                   2007                                    $      1,805
                   2008                                             644
                   2009                                             504
                   2010                                             504
                   2011                                             504
                   2012-2014                                      1,512
                                                           ------------
                   Expected future payments                $      5,473
                                                           ============
                   Estimated unfunded current
                   liability discounted at 5.77%           $      4,500
                                                           ============

In addition to the liability of $4.3 million for this Company sponsored plan, the Company also has an additional pension liability in the amount of $1.0 million at September 30, 2006 in connection with a terminated multi-employer plan which requires annual payments of $142,000 inclusive of principal and interest through 2016. In addition, the Company has a $295,000 deferred compensation liability payable to the former owner of an acquired business.

A summary of net periodic benefit costs of the Company's defined benefit plan and post retirement medical benefit plan for the three and nine months ended September 30, 2006 and 2005, respectively, is as follows (dollars in thousands):

                                                      Three Months Ended               Nine Months Ended
                                                         September 30,                   September 30,
                                                 ----------------------------    ----------------------------
    Pension Benefits                                 2006            2005            2006            2005
    ----------------                             ------------    ------------    ------------    ------------
    Service                                      $               $         --    $         --    $         --
    Interest cost                                         297             304             891             912
    Expected return on plan assets                       (334)           (342)         (1,002)         (1,026)
    Amortization of prior service cost                     --              --              --              --
    Recognized net actuarial loss                          45              46             135             138
                                                 ------------    ------------    ------------    ------------
    Net periodic benefit cost                    $          8    $          8    $         24    $         24
                                                 ============    ============    ============    ============


                                                      Three Months Ended               Nine Months Ended
                                                         September 30,                   September 30,
                                                 ----------------------------    ----------------------------
    Other Benefits                                   2006            2005            2006            2005
    ----------------                             ------------    ------------    ------------    ------------
    Service                                      $         --    $          4    $         --    $         12
    Interest cost                                          13              14              39              42
    Expected return on plan assets                         --              --              --              --
    Amortization of prior service cost                     (4)             (4)            (12)            (12)
    Recognized net actuarial (gain)                       (20)            (26)            (60)            (78)
                                                 ------------    ------------    ------------    ------------
    Net periodic benefit (gain)                  $        (11)   $        (12)   $        (33)   $        (36)
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

NOTE 10: MANDATORILY REDEEMABLE PREFERRED STOCK
-----------------------------------------------

The Series A Preferred Stock is subject to mandatory redemption, to the extent the Company may lawfully do so, in three equal annual installments on June 15, 2007, June 15, 2008 and June 15, 2009, in each case, from funds legally available therefor, at a price per share of Series A Preferred Stock equal to $1 per share, together with an amount representing accrued and unpaid dividends, whether or not declared, to the date of redemption. Under the terms of the Company's Certificate of Incorporation, the mandatory redemption of the Series A Preferred Stock can only be made to the extent that such redemptions can be made without contravening or causing a default under any contract, agreement or other instrument by which the Company or its subsidiaries or any of their property is bound. Under the terms of the CIT Facility, preferred stock redemption payments are prohibited and preferred stock dividend payments are limited to $300,000 per year. Because preferred stock redemption payments are prohibited under the CIT Facility, the Company is precluded by its Certificate of Incorporation from making any such payments so long as the CIT Facility is outstanding. In addition, the amount redeemable within the next twelve months, including accumulated dividends, will continue to be classified as a noncurrent liability so long as any portion of the CIT Facility has a maturity of more than one year. The CIT Facility is currently scheduled to mature on January 1, 2008.

Dividends on the Series A Preferred Stock accrue at a rate of $0.06 per annum per share when, as and if declared by the Company and are payable quarterly on March 15, June 15, September 15 and December 15. Quarterly dividends which are not paid in full in cash on any dividend payment date will accumulate without interest until the first mandatory redemption date. In the event that the Company does not redeem shares of Series A Preferred Stock as scheduled, any unpaid accumulated dividends will also begin to accrue dividends from that date forward at the rate of 6% per year.

The availability of resources to make dividend payments to the holders of Series A Preferred Stock in the future will depend on the Company's future earnings and cash flow. Under Delaware law, preferred dividend payments are restricted to the Company's accumulated or current earnings and profits. Losses in 2005 and earlier years have depleted the Company's accumulated earnings and profits and, as such, future preferred dividend payments will be limited to future earnings and profits. Preferred dividends which cannot be paid under Delaware law will continue to accrue and will be added to the Preferred Stock liability account. As of September 30, 2006, unpaid preferred stock dividends totaled approximately $217,000 and have been classified as a noncurrent liability on the Company's balance sheet. The preferred stock is owned 98.3% by Mr. Robert A. Levinson, a stockholder, officer and director of the Company. The mandatorily redeemable preferred stock is redeemable at $1.00 per share plus accrued and unpaid dividends.

NOTE 11: COMMON STOCK AND STOCK OPTIONS
---------------------------------------

We adopted FAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the nine-month period ended September 30, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. There were no stock-based awards granted after January 1, 2006. However, for all future stock-based awards we will recognize compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For awards granted prior to, but not yet vested, as of January 1, 2006, we have recognized compensation expense using a straight-line amortization method. As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the nine-month period ended September 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The impact on our results of operations of recording stock-based compensation for the three and nine-month periods ended September 30, 2006, were an expense of $1,000 and $54,000, respectively, which are included in general and administrative expense.

Prior to the adoption of FAS 123(R), the intrinsic value of unvested common stock options assumed in the January 3, 2003 Carlyle acquisition was recorded as unearned stock-based compensation. Upon the adoption of FAS 123(R) in January 2006, the unearned stock-based compensation balance of approximately $60,000 was reclassified to additional paid-in capital.

Prior to the adoption of FAS No. 123(R), we provided the disclosures required under FAS No. 123, as amended by FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures." Employee stock-based compensation expense recognized under FAS 123(R) was not reflected in our results of operations for the three and nine-month periods ended September 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.

The pro forma information for the three and nine months ended September 30, 2005 was as follows (in thousands, except per share amounts):

                                                                     Three Months     Nine Months
                                                                     ------------    ------------
Net loss, as reported                                                $     (3,275)   $     (3,876)
Add:      Amortization of stock-based compensation
          expense determined under the intrinsic value method
          (net of cancellations)                                               --              --
Deduct:   Total stock-based compensation expense
          determined under fair value based method, net of tax                (17)            (52)
                                                                     ------------    ------------
Pro forma net loss                                                   $     (3,292)   $     (3,928)
                                                                     ============    ============
Loss per share:
          Basic   - Reported                                         $       (.61)   $       (.73)
                    Pro forma*                                       $       (.62)   $       (.74)
          Diluted - Reported *                                       $       (.61)   $       (.73)
                    Pro forma*                                       $       (.62)   $       (.74)

The following table summarizes the stock option transactions for the nine-month periods ended September 30 (In thousands except per share amounts):

                                                   2006                           2005
                                       ----------------------------    ----------------------------
                                                         Weighted                        Weighted
                                                         average                         average
                                                         exercise                        exercise
                                         Options         price            Options        price
                                       ------------    ------------    ------------    ------------
Options outstanding at January 1                411    $       2.79             445    $       2.70
Options granted                                  --              --              --              --
Options exercised                                --              --              --              --
Options forfeited/cancelled                     (45)          (1.43)             --
                                       ------------    ------------    ------------    ------------

Options outstanding at September 30             366    $       2.96             445    $       2.70
                                       ============    ============    ============    ============

Exercisable at September 30                     361    $       2.97             366    $       2.77
                                       ============    ============    ============    ============

During the nine months ended September 30, 2005, the Company issued an aggregate of 2,317 shares of common stock to a director and recorded such issuance as stock based compensation expense. There were no such issuances in 2006.

NOTE 12: CUSTOMER AND SUPPLIER CONCENTRATIONS
---------------------------------------------

The Company's three largest customers (Wal-mart, a mass merchandiser and Jo-Ann Stores and Hancock Fabrics, each a specialty chain) represented approximately 48%, 25% and 9%, respectively, of the Company's net sales in the three months ended September 30, 2006 and represented approximately 49%, 23% and 7%, respectively, of the Company's net sales in the nine months ended September 30, 2006. These customers also represented approximately 46%, 31% and 6% of the Company's net sales during the three months ended September 30, 2005 and 45%, 25% and 8%, respectively, of the Company's net sales in the nine months ended September 30, 2005. These customers also represented approximately 62% and 80% of the total outstanding accounts receivable as of September 30, 2006 and December 31, 2005, respectively. A reduction in sales to any of these customers could adversely impact the financial condition and results of operations of the Company.

NOTE 13: RELATED PARTY TRANSACTIONS
-----------------------------------

Robert A. Levinson, a stockholder, officer and director, had outstanding loans of $2.0 million to the Company as of September 30, 2006. The Company also had $560,000 of accrued interest payable to Mr. Levinson with respect to such loans as of September 30, 2006. He has also pledged collateral in support of certain Company obligations. See Note 8 for a description of these transactions.

In addition to being a director of the Company, Edward H. Cohen serves as counsel to Katten Muchin Rosenman LLP, legal counsel to the Company. During the three and nine months ended September 30, 2006, fees for services provided to the Company by Katten Muchin Rosenman LLP totaled approximately $63,000 and $234,000, respectively and fees for the three and nine months ended September 30, 2005 totaled $96,000 and $159,000 respectively. Mr. Cohen does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

NOTE 14: COMMITMENTS AND CONTINGENCIES
--------------------------------------

Environmental. The Company is subject to a number of federal, state and local environmental laws and regulations, including those concerning the treatment, storage and disposal of waste, the discharge of effluents into waterways, the emissions of substances into the air and various health and safety matters. In addition, CERCLA and comparable state statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. These parties are typically identified as "potentially responsible parties" or "PRPs." On or about June 1992 the Company received notices from the United States Environmental Protection Agency ("EPA") that the Company, Belding Corticelli Thread Co. ("BCTC") (a discontinued operation) and Carlyle Manufacturing Company, Inc. ("CM") (a subsidiary) had been identified, along with 1,300 other parties, as PRPs in connection with the alleged release of hazardous substances from the Solvents Recovery Service of New England Superfund Site in Southington, Connecticut (the "SRS site"). The Company settled its alleged liability in connection with the SRS site by paying $1,626 in connection with a settlement offered to de minimis parties at the SRS site in 1994. BCTC and CM, along with other PRPs, committed to perform the Remedial Investigation and Feasibility Study ("RIFS") and two Non-Time Critical Removal Actions ("NTCRA") at the SRS site. The RIFS, and the first NTCRA (except for certain maintenance activities) have been completed. BCTC and CM have been allocated approximately .04% and 1.34%, respectively, of costs incurred to date, based on their alleged volume of waste shipped to the SRS site. In September of 2005, the EPA issued its Record of Decision ("ROD") for the SRS site. In September 2006, the EPA sent special notice letters to the PRPs to initiate consent decree negotiations concerning, among other things, the scope of the work to be performed under the ROD. Assuming those negotiations are successful, it is expected that payments to the EPA by parties to the Consent Decree would begin in 2007 or early 2008.

The issues referred to above do not include costs that the Company or its subsidiaries may incur for consultants' or attorneys' fees or for administrative expenses in connection with the Company's participation as part of a PRP group. The reserve the Company has established for these and other environmental liabilities, in the amount of $1.3 million, represents the Company's best current estimate of the costs of addressing all identified environmental situations, based on the Company's review of currently available evidence, and takes into consideration the Company's prior experience in remediation and that of other companies, as well as public information released by the EPA and by the PRP groups in which the Company or its subsidiaries are participating. Although the reserve currently appears to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and no assurances can be given that the Company's estimate of any environmental liability will not increase or decrease in the future. The uncertainties relate to the difficulty of estimating the ultimate cost of any remediation that may be undertaken, including any operating costs associated with remedial measures, the duration of any remediation required, the amount of consultants' or attorneys' fees that may be incurred, the administrative costs of participating in the PRP groups, and any additional costs or requirements that may be imposed by federal, state or local agencies.

Legal Proceedings. The Company is a party to various other environmental claims, legal proceedings and administrative actions, all arising from the ordinary course of business. Although it is impossible to predict the outcome of any such claims or legal proceedings, the Company believes any liability that may finally be determined should not have a material effect on its consolidated financial position, results of operations or cash flows.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Introduction

This 2006 Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, the Company's ability to continue to operate as a going concern, the Company's lenders continuing to support the Company, the Company's ability to secure additional financing to meet future capital needs, the timing and amount of required defined benefit pension plan contributions, the Company's ability to generate increased revenues from its Craft division, reliance on short term advances from a significant stockholder, the Company's ability to generate free cash flow or obtain additional financing in excess of its debt service and other current obligations in order to support and grow its Craft business, reliance on a limited number of significant customers, future revenue opportunities, inventory risk, growth of the Company's Craft business in Europe and North America, the expansion and future growth of the Company's customer base and strategic and distribution relationships, future capital, marketing and sales force needs, the Company's ability to manage expenses and maintain margins, the possible acquisition of complementary products and businesses, and other risks and uncertainties that may be detailed herein, and from time-to-time, in the Company's other reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

During the first nine months of 2006, the Company has been disposing of Textile segment inventory. The Company will continue to transact sales of Textile segment inventory until such inventory is fully disposed of. As of September 30, 2006 the Company had $15,000 of Textile segment inventory remaining. The Company estimates exit costs associated with exiting the garment manufacturing and remaining textile business not to be material.

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

The Textile segment generated the following operating results which have been classified as discontinued operations in the unaudited condensed consolidated statements of operations (dollars in thousands):

                                                      Three Months Ended               Nine Months Ended
                                                         September 30,                   September 30,
                                                 ----------------------------    ----------------------------
                                                     2006            2005            2006            2005
                                                 ------------    ------------    ------------    ------------
    Sales                                        $         47    $      4,798    $      2,393    $      7,171
    Cost of sales                                          36           4,948           2,022           6,943
                                                 ------------    ------------    ------------    ------------
    Gross profit                                           11            (150)            371             228
    Selling, general and administrative
          expense                                          --             463             269           1,314
    Goodwill and trademark impairment                      --           3,009              --           3,009
    Interest expense                                       --              89             177             227
    Income tax (benefit)                                   --            (239)             --            (446)
                                                 ------------    ------------    ------------    ------------
    Results of discontinued operations,
          net of tax                             $         11    $     (3,472)   $        (75)   $     (3,876)
                                                 ============    ============    ============    ============

The Textile segment's assets and liabilities as included in the Company's consolidated balance sheets are as follows (dollars in thousands):

                                                      September 30,   December 31,
                                                          2006            2005
                                                      ------------    ------------
    Cash                                              $         --    $          4
    Due from factor                                             22              --
    Accounts receivable, net                                     2              --
    Inventories                                                 15           1,198
    Intercompany receivable                                     --             501
    Other current assets                                        --               1
                                                      ------------    ------------
          Total current assets                                  39           1,704
    Property, plant and equipment, net                          --              25
    Other assets                                                --               6
                                                      ------------    ------------
          Total assets                                $         39    $      1,735
                                                      ============    ============

    Accounts payable                                  $         76    $        373
    Due to factor                                               --             775
    Current maturities of stockholder loan                      --             850
    Intercompany payable                                     5,507              --
    Other current liabilities                                   34             239
                                                      ------------    ------------
          Total current liabilities                          5,617           2,237
    Long term debt                                              --           3,000
    Stockholder loans less current maturities                   --           1,500
    Accrued interest, stockholder loans                         --             454
                                                      ------------    ------------
          Total liabilities                           $      5,617    $      7,191
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

The Company's three largest customers (Wal-mart, a mass merchandiser and Jo-Ann Stores and Hancock Fabrics, each a specialty chain) represented approximately 48%, 25% and 9%, respectively, of the Company's net sales in the three months ended September 30, 2006 and represented approximately 49%, 23% and 7%, respectively, of the Company's net sales in the nine months ended September 30, 2006. These customers also represented approximately 46%, 31% and 6% of the Company's net sales during the three months ended September 30, 2005 and 45%, 25% and 8%, respectively, of the Company's net sales in the nine months ended September 30, 2005. These customers also represented approximately 62% and 80% of the total outstanding accounts receivable as of September 30, 2006 and December 31, 2005, respectively. A reduction in sales to any of these customers could adversely impact the financial condition and results of operations of the Company.

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

Deferred Taxes

Deferred tax assets and liabilities represent estimated future tax amounts attributable to the differences between the carrying amounts of assets and liabilities in the condensed consolidated financial statements and their respective tax bases. These estimates are computed using the tax rates in effect for the applicable period. Realization of our deferred tax assets is, for the most part, dependent upon our U.S. consolidated tax group of companies having sufficient federal taxable income in future years to utilize our domestic net operating loss carryforwards before they expire. We adjust our deferred tax valuation allowance on a quarterly basis in light of certain factors, including our financial performance.

Pension Liabilities

The determination of pension obligations and the related pension expense or credits to operations involves significant estimates. The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on assets used in calculating the pension charges or credits for the year. Under the Company's defined benefit plan, the Company uses discount rates based on yields of highly rated fixed income debt securities at the end of the year. At September 30, 2006, the weighted average discount rate for the plan was 5.75%. The Company uses an expected long-term rate of return on assets that is based on both past performance of the plan's assets and estimated future performance of the assets. At September 30, 2006, the expected long-term rate of return used was 8%. Due to the nature of the plan's assets and the volatility of debt and equity markets, results may vary significantly from year to year.

Based on current estimates, the Company has an aggregate $5.5 million pension obligation representing $4.3 million related to the Company sponsored plan and $1.0 million related to a terminated multi-employer plan and a $295,000 deferred compensation liability payable to the former owner of an acquired business. See
Note 9 to the unaudited condensed consolidated financial statements for estimated future contribution requirements.

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

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net sales totaled $5.6 million during the third quarter of 2006 as compared with $6.1 million during the third quarter of 2005 for a decrease of approximately $0.5 million or 8% as compared to the third quarter of 2005. The decrease in third quarter sales was primarily the result of the timing of an annual modular change for a major customer. In 2006, this annual modular change took place in March and is reflected in our first quarter net sales; in 2005 the modular change took place in July and was reflected in our third quarter net sales.

Gross profit totaled $1.7 million during the third quarter of 2006 as compared to $2.2 million during the third quarter of 2005. The lower gross profit reflects the lower net sales as described above. The gross margin percent during the third quarter of 2006 was 29.8% as compared to 35.7% during the third quarter of 2005. Reduced leverage of fixed cost of sales accounted for approximately 3.5 basis points of the reduction in gross profit percent and higher variable cost of goods sold accounted for approximately 2.4 basis points of the margin decline.

Selling, general and administrative expenses totaled $1.5 million during the third quarter of 2006 as compared to $1.4 million during the third quarter of 2005. Selling, general and administrative expenses increased by $55,000 during the third quarter of 2006 as compared to the same period in 2005.

Income before gain on termination of post retirement medical plan, interest expense, preferred dividends and income taxes or operating income totaled $168,000 during the third quarter of 2006 as compared to $729,000 during the third quarter of 2005. The decrease in operating income was the result of the decreased gross profit combined with the higher selling, general and administrative expenses all as described above.

During the third quarter of 2006, the Company recorded a non-cash $1.7 million gain on the termination of the post retirement medical plan. There was no comparable item in 2005.

Net interest expense during the third quarter of 2006 totaled $330,000 as compared to $145,000 during the third quarter of 2005. Interest expense during the third quarter of 2006 included an accrual of $100,000 of interest payable to the State of Connecticut related to the settlement of 1994 and 1995 state income tax audits of a previously disposed of entity, Danfield Threads, Inc. There were no comparable interest charges in the third quarter of 2005. In addition, interest expense during the third quarter of 2006 also included $81,000 of interest on debt related to the textile division which effective June 30, 2006 was reclassified as continuing operations debt.

Preferred dividend expense totaled $68,000 and $69,000 during the third quarters of 2006 and 2005, respectively. The preferred dividends were accrued during the third quarter of 2006 but were not paid in cash. In 2005, the preferred dividends were paid in cash.

In 2006, because of the Company's net operating loss carryforward and the full valuation allowance against its deferred tax asset, the Company was not required to record a provision for income taxes related to its 2006 pretax income and will not be required to do so in the future except in instances where minimum taxes are payable. During the third quarter of 2006, the income tax provision of $200,000 was the result of a settlement of 1994 and 1995 state income tax audits of a previously disposed of entity, Danfield Threads, Inc. During the third quarter of 2005, the income tax provision totaled $318,000.

Net income from continuing operations for the three months ended September 30, 2006 totaled $1.2 million as compared to $197,000 during the three months ended September 30, 2005. Included in net income from continuing operations for the third quarter of 2006 was $1.7 million of non-cash gain on the termination of the Company's post retirement medical plan. Excluding this non-cash gain, the Company's loss from continuing operations was $430,000.


Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net sales totaled $16.4 million during the nine months ended September 30, 2006 as compared to $15.8 million in 2005 for an increase of approximately $0.6 million or 3.7%. The increase in sales was the result of a combination of an increase in the average unit price partially offset by a decrease in unit shipments. During the nine months ended September 30, 2006, unit pricing improved approximately 6.5% as compared to 2005 while unit volume during the nine-month period decreased approximately 3% as compared to last year.

Gross profit totaled $5.6 million during the nine months ended September 30, 2006 as compared to $5.3 million during the nine month period in 2005 for an increase of approximately $0.3 million or 5.6%. The gross margin percent during the year to date period in 2006 was 33.9% as compared to 33.7% during the year to date period in 2005. The increase in gross profit dollars was the result of the increase in sales volume as discussed above and the increase in gross margin percent over 2005 was primarily the result of higher pricing during the year to date period.

Selling, general and administrative expenses totaled $4.5 million during the nine months ended September 30, 2006 and 2005. Overall, selling, general and administrative expenses were lower by $23,000 during the 2006 year to date period as compared to the same period in 2005.

Operating income or income before gain on termination of post retirement medical plan, interest expense, preferred dividends and income taxes totaled $1.1 million during the nine months ended September 30, 2006 as compared to $832,000 during the nine month period in 2005 for an increase of $255,000 or 30.1%. The increase in operating income was the result of the increased gross profit combined with flat selling, general and administrative expenses all as described above.

In 2006, the Company recorded a non-cash $1.7 million gain on the termination of the post retirement medical plan. There was no comparable gain in 2005.

Net interest expense during the nine months ended September 30, 2006 totaled $625,000 as compared to $365,000 during the nine month period in 2005. Interest expense during 2006 included an accrual of $100,000 of interest payable to the State of Connecticut related to the settlement of 1994 and 1995 state income tax audits of a previously disposed of entity, Danfield Threads, Inc. There were no comparable interest charges in 2005. In addition, interest expense during 2006 also includes $81,000 of interest on debt related to the textile division which effective June 30, 2006 was reclassified as continuing operations debt.

Preferred dividend expense totaled $204,000 and $205,000 during the nine months ended September 30, 2006 and 2005, respectively. The preferred dividends were accrued during 2006 but were not paid in cash. In 2005, the preferred dividends were paid in cash.

In 2006, because of the Company's net operating loss carryforward and the full valuation allowance against its deferred tax asset, the Company was not required to record a provision for income taxes related to its 2006 pretax income and will not be required to do so in the future except in instances where minimum taxes are payable. During 2006, an income tax provision of $200,000 was recorded as the result of a settlement of 1994 and 1995 state income tax audits of a previously disposed of entity, Danfield Threads, Inc. During the nine months ended September 30, 2005 the income tax provision totaled $262,000.

Net income from continuing operations for the nine months ended September 30, 2006 totaled $1.7 million as compared to none during the nine months ended September 30, 2005. Included in net income from continuing operations for 2006 was $1.7 million of non-cash gain on the termination of the Company's post retirement medical plan. Excluding this non-cash gain, the Company's income from continuing operations was approximately $81,000 during the nine months ended September 30, 2006.

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

The current year has produced a number of favorable financial results, including positive cash flow, an ongoing orderly liquidation of the textile segment inventory and an improved working capital position. In addition, on July 26, 2006, the Company's $3 million Promissory Note (the "Note") in favor of J. P. Morgan Chase Bank, N.A. was amended to extend the maturity date of the Note to January 1, 2008 from April 30, 2007. Also on July 26, 2006 the Company's credit facility (the "Facility") with CIT Group/Financial Services, Inc. was amended to increase the advance percentage against the value of Eligible Inventory (as defined under the Facility) to 40% (from 20%) of Eligible Inventory (a dollar increase of approximately $1.1 million in borrowing availability at current inventory levels) with respect to the revolving credit portion of the Facility. Total borrowing availability under the entire Facility remains at $7.5 million. In addition, the guaranty of the Facility by Robert A. Levinson, the Company's Chief Executive Officer and principal shareholder, was removed and the applicable interest rate was changed to the Chase Rate on the first $2.5 million of average net balances owed, and the Chase Rate plus .50% per annum on average net balances owed in excess of $2.5 million, but in either case not less than 5% per annum. However, there can be no assurance that the Company will not require additional financing, due to historical losses, debt service requirements or other factors to meet its liquidity needs, including its obligation to make $1.8 million of pension plan contributions next year and the redemption of preferred stock in 2007. There can be no assurance the Company will be able to obtain such additional financing if needed, in which case the Company's operations would be materially adversely affected and it could be forced to cease operations.

Losses sustained in prior years may have materially adversely affected the Company's long-term liquidity. While the Company has taken recent steps to improve its long term liquidity outlook, the Company still has limited availability under its existing credit facilities, and there can be no assurance the Company will not require additional financing to support its operations, that the Company will be able to obtain any needed additional financing, or that it can obtain additional financing on favorable terms. Robert A. Levinson, the Company's Chairman and principal stockholder, has agreed to continue to personally support the Company's cash requirements through January 1, 2008 by providing short-term loans to the Company up to a maximum of $3 million. There is currently $1 million of borrowing available from Mr. Levinson under this agreement. If we (1) do not substantially achieve our overall projected revenue levels for 2006, (2) fail to operate within our projected expense levels as reflected in our business operating plans, or (3) do not receive the ongoing support of our lenders, then we will be unable to meet our cash and operating requirements for the next twelve months, which would in turn require us to seek additional financing to fund operations and/or implement additional expense reductions. Levcor has implemented several actions to reduce losses and improve cash flow, including exiting the textile business, reduction of headcount, elimination of non-profitable product lines, termination of the post retirement medical plan and reductions in other general and administrative costs. However, there can be no assurance that Mr. Levinson will continue to personally support the Company's cash requirements, that such support from Mr. Levinson, together with the support of the Company's commercial lenders, will be sufficient to address the Company's liquidity needs and cash requirements or that the actions taken by management will be sufficient to allow the Company to generate net income from continuing operations.

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

At September 30, 2006, the Company's principal sources of liquidity included cash of $72,000 and trade accounts receivable of $3.1 million. There was approximately $750,000 of unused borrowing capacity available under the Company's credit facility with CIT as of September 30, 2006. The Company also had an additional $1 million of borrowing available from Mr. Levinson who has agreed to fund up to $3 million of temporary advances to the Company.

The following discussion regarding the Company's cash flows for the nine months ended September 30, 2006 and 2005 is inclusive of both continuing and discontinued operating activities.

Cash Flow Summary:
(in thousands)
                                                     2006            2005
                                                 ------------    ------------
          Net cash provided by (used in):
                     Operating activities        $        476    $     (2,094)
                     Investing activities                 (85)            (57)
                     Financing activities                (369)          2,181
                                                 ------------    ------------
                     Net increase in cash        $         22    $         30
                                                 ============    ============

Net cash flow provided by operating activities totaled $476,000 during the nine months ended September 30, 2006, as compared to net cash flow used in operating activities during the same period last year totaling $2.1 million.

In 2006, the components of net cash provided by operating activities were $679,000 of cash provided by net income adjusted for non-cash items, consisting primarily of gain on termination of post retirement medical plan, depreciation, non-cash stock based compensation, accrued interest on stockholder loan and accrued dividends on preferred stock, less $203,000 of cash used in operating assets and liabilities.

In 2005, the components of net cash used by operating activities were $665,000 of net loss adjusted for non-cash items, consisting primarily of goodwill and trademark impairment, depreciation, deferred income tax benefit, non-cash stock based compensation and accrued interest on stockholder loan, combined with approximately $1.4 million of cash used by operating assets and liabilities.

Major components of the changes in operating assets and liabilities in 2006 as compared to 2005 were inventories, accounts payable, accounts receivable and other liabilities.

Changes in inventories provided $1.4 million in cash flow in 2006 as compared to $15,000 in 2005. During the nine months ended September 30, 2006, the Company has been liquidating inventory related to its discontinued textile business thus creating a positive cash flow related to inventory.

Changes in accounts payable utilized $893,000 of cash flow in 2006 as compared to providing $24,000 of cash flow in the nine months ended September 30, 2005. The reduction in accounts payable in 2006 was the result of the payment of accounts payable related to the discontinued Textile segment as discussed above.

Changes in accounts receivable used $346,000 of cash flow in 2006 as compared to utilizing $516,000 of cash flow in 2005. The primary reason for the decreased cash usage related to accounts receivable was the timing of a large modular change for a major customer which occurred during March in 2006 and September in 2005 thus resulting in lower accounts receivable balances at September 2006 as compared to September 2005.

Net cash used in investing activities totaled $85,000 during the nine months ended September 30, 2006, as compared to $57,000 during the same period in 2005. This increase was primarily a result of higher capital expenditures during 2006.

Net cash used in financing activities totaled $369,000 during the nine months ended September 30, 2006 as compared to $2.2 million of cash provided by financing activities during the nine months ended September 30, 2005. In 2006, cash flow from operating activities was positive and was sufficient to fund investing activities and reduce borrowings. In 2005, cash flow from operating activities was negative and as a result cash of $2.2 million was provided by financing activities to fund cash used in operations and cash used in investing activities.

During the nine months ended September 30, 2006, the Company repaid Mr. Levinson $350,000 against his stockholder loan. There were no additional borrowings from Mr. Levinson during 2006. During the nine months ended September 30, 2005, Mr. Levinson provided net funding of $1.9 million. The stockholder borrowings in 2005 were primarily for the purpose of funding the operating activities of the discontinued Textile segment. In 2006 those activities produced positive cash flow as the result of the winding down of the discontinued textile business and, consequently, additional stockholder borrowings were not required.

Total borrowings during the first nine months of 2006 and 2005 under the CIT revolving credit facility were $15.8 million and $16.0 million respectively; total repayments during the periods under this facility were $14.9 million and $14.5 million, respectively. Repayments under the Company's term loan totaled $108,000 during each of the nine months ended September 30, 2006 and 2005. Net amount repaid to factor during the year to date period totaled $797,000 and $1.2 million in 2006 and 2005 respectively.

The Company has a credit facility with CIT and a promissory note payable to JPMorgan Chase Bank ("JPMorgan"). In addition, the Company has borrowings and advances outstanding from Robert A. Levinson, a stockholder, officer and director of the Company.

At September 30, 2006, the Company's credit facility with CIT (the "CIT Facility") provided for maximum aggregate borrowings of up to $7.5 million in the form of revolving credit, letters of credit and term loans. The CIT Facility is comprised of separate financing agreements with the Company and its wholly-owned subsidiary, Blumenthal Lansing Company, LLC ("Blumenthal"). There was approximately $750,000 of unused availability under the Company's credit facility with CIT as of September 30, 2006.

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.3 million of which was outstanding at September 30, 2006, (ii) revolving credit advances to the Company, $1.1 million of which was outstanding at September 30, 2006 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, $3,832,000 of which was outstanding at September 30, 2006, and a Letter of Credit facility with a limit of $500,000, of which there was none outstanding at September 30, 2006. The Term Loan is amortized at $12,000 per month followed by a final installment payment of $1.2 million due on January 1, 2008. The revolving credit advances are also due on January 1, 2008. CIT may terminate the Credit facility upon 60 days written notice. In the case of the Term Loan, CIT may accelerate the maturity in the event of a default by the Company after thirteen months notice of such acceleration. At September 30, 2006, all amounts outstanding under the CIT Facility in excess of $2.5 million bear interest at 8.75% (the Chase Bank N.A. prime rate plus 0.5%) with a minimum rate of 5.0%. The first $2.5 million of advances from CIT bears interest at the prime rate (8.25%).

In connection with the CIT Facility, the Company and its subsidiary have made cross corporate guarantees and have issued first priority liens covering substantially all of the assets of the Company and its subsidiary. The guarantees are full and unconditional. The non-guarantor subsidiary is immaterial and the Company's financial statements are representative of the combined guarantors. In addition, Mr. Robert A. Levinson, a stockholder, officer and director of the Company, provided certain collateral against advances provided under the CIT Facility in the approximate amount of $2.5 million.

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

On July 26, 2006, the CIT Facility was amended to increase the advance percentage against the value of Eligible Inventory (as defined in the agreement) to 40% (from 20%) of Eligible Inventory with respect to the revolving credit portion of the CIT Facility. Total borrowing availability under the entire CIT Facility remains at $7.5 million. In addition, the guaranty of the CIT Facility by Robert A. Levinson, the Company's Chief Executive Officer and principal shareholder, was removed and the applicable interest rate was changed to the Chase Rate on the first $2.5 million of average net balances owed, and the Chase Rate plus .50% per annum on average net balances owed in excess of $2.5 million, but in either case not less than 5% per annum.

In connection with the Company's discontinued Textile operations, during the nine months ended September 30, 2006, pursuant to a factoring agreement between CIT and the Company, CIT purchased the Textile segment's eligible trade accounts receivable without recourse and assumed substantially all credit risk with respect to such accounts. The amounts due to the Company from CIT under the factoring agreement earned no interest. The factoring agreement allowed the Company to obtain advances that bear interest at 8.75% (0.5% above the Chase Bank, N.A. prime rate). The Company pledged its Textile segment's eligible accounts receivable and property and equipment as collateral under the factoring agreement. There was no set limit on borrowings. The amount available for borrowing was based on a formula consisting of 90% of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit.

The promissory note payable to JPMorgan Chase Bank, N.A. in the amount of $3.0 million is dated May 2, 2002 and had a maturity date of April 30, 2007, as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBOR applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at September 30, 2006 was 6.36%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note. On July 26, 2006, the maturity date of the JPMorgan Chase Bank note was extended to January 1, 2008.

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

Mr. Levinson's loan balance totals $2.0 million to the Company as of September 30, 2006. During 2005, he made short term advances of approximately $2.5 million of which $1.5 million and $1.850 million, respectively, were outstanding at September 30, 2006 and December 31, 2005. Mr. Levinson has agreed not to seek repayment of $1.0 million of these 2005 advances before January 1, 2008 and, as such, $1.5 million and $1.850 million of his loan balances have been classified as non-current on the Company's September 30, 2006 and December 31, 2005 condensed consolidated balance sheets. He has also pledged collateral in support of certain Company obligations. Accrued interest on Mr. Levinson's loans has been classified as non-current liabilities on the Company's balance sheet and totaled $560,000 and $454,000, respectively, at September 30, 2006 and December 31, 2005.

As of September 30, 2006, the Company was in compliance with all debt covenants, as defined in the agreements.

Future maturities of long-term debt during each of the next five years ending September 30 and thereafter were as follows (in thousands):

                             2007                $        644
                             2008                       5,691
                             Thereafter                    --
                                                 ------------
                                                 $      6,335
                                                 ============

The Series A Preferred Stock is subject to mandatory redemption, to the extent the Company may lawfully do so, in three equal annual installments on June 15, 2007, June 15, 2008 and June 15, 2009, in each case, from funds legally available therefor, at a price per share of Series A Preferred Stock equal to $1 per share, together with an amount representing accrued and unpaid dividends, whether or not declared, to the date of redemption. Under the terms of the Company's Certificate of Incorporation, the mandatory redemption of the Series A Preferred Stock can only be made to the extent that such redemptions can be made without contravening or causing a default under any contract, agreement or other instrument by which the Company or its subsidiaries or any of their property is bound. Under the terms of the CIT Facility, preferred stock redemption payments are prohibited and preferred stock dividend payments are limited to $300,000 per year. Because preferred stock redemption payments are prohibited under the CIT Facility, the Company is precluded by its Certificate of Incorporation from making any such payments so long as the CIT Facility is outstanding. In addition, the amount redeemable within the next twelve months, including accumulated dividends, will continue to be classified as a noncurrent liability so long as any portion of the CIT Facility has a maturity of more than one year. The CIT Facility is currently scheduled to mature on January 1, 2008.

Dividends on the Series A Preferred Stock accrue at a rate of $0.06 per annum per share when, as and if declared by the Company and are payable quarterly on March 15, June 15, September 15 and December 15. Quarterly dividends which are not paid in full in cash on any dividend payment date will accumulate without interest until the first mandatorily redemption date. In the event that the Company does not redeem shares of Series A Preferred Stock as scheduled, any unpaid accumulated dividends will also begin to accrue dividends from that date forward at the rate of 6% per year.

The availability of resources to make dividend payments to the holders of Series A Preferred Stock in the future will depend on the Company's future earnings and cash flow. Under Delaware law, preferred dividend payments are restricted to the Company's accumulated or current earnings and profits. Losses in 2005 and earlier years have depleted the Company's accumulated earnings and profits and, as such, future preferred dividend payments will be limited to future earnings and profits. Preferred dividends which cannot be paid under Delaware law will continue to accrue and will be added to the Preferred Stock liability account. As of September 30, 2006, unpaid preferred stock dividends totaled approximately $217,000 and have been classified as a noncurrent liability on the Company's balance sheet. The preferred stock is owned 98.3% by Mr. Robert A. Levinson, a stockholder, officer and director of the Company. The mandatorily redeemable preferred stock is redeemable at $1.00 per share plus accrued and unpaid dividends.

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

Significant Accounting Policy Updates

Stock-Based Compensation Plans:
-------------------------------
On January 1, 2006, we adopted Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment" ("FAS 123(R)"), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our condensed consolidated statement of operations.

We adopted FAS 123(R) using the modified prospective transition method which requires the application of the accounting standard as of January 1, 2006. Our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective transition method, the condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of FAS 123(R). See Note 11 "Common Stock and Stock Options" for further details.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the condensed consolidated statement of operations during the three and nine months ended September 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148.

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

As the stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first nine months of 2006 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company's historical experience.


Recently Issued Accounting Pronouncements

Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"). We will adopt the provisions of FIN 48 for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 to have a material impact on our results of operations, financial position, or cash flows.

SFAS No. 157, Fair Value Measurements ("SFAS 157"), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company will adopt the provisions of SFAS 157 effective January 1, 2008. The Company does not expect SFAS 157 to have a material impact on the Company's results of operations, financial position, or cash flows.

SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS 158"), improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 will not have an impact on the Company's results of operations, financial position, or cash flow.


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

Interest Rate Risk

Our short term and long-term third party debt bears interest at floating rates, and accordingly we are sensitive to changes in prevailing interest rates. At September 30, 2006, our indebtedness with CIT was at 8.75% interest rate (based on the Chase Bank N.A. prime rate plus .5%). Effective July 26, 2006, the applicable rate is the Chase Bank, N.A. prime rate on the first $2.5 million of outstanding borrowing plus .05% on outstanding borrowing in excess of $2.5 million but in either case not less than 5% per annum. Our Textile operation's factoring arrangement with CIT was also at 8.75% (based on Chase Bank N.A. prime rate plus .5%) and our indebtedness with JP Morgan Chase was at a 6.36% interest rate (based on adjusted LIBOR plus .75%). Our shareholder loan interest is not variable and bore a 6% interest rate. A 1% increase or decrease in market interest rates that affect our borrowing arrangements would have a material impact on earnings and cash flow of approximately $93,000 during the next fiscal year.

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

Customer Concentration

Our sales are concentrated with major retail chains and as such, approximately 70-80% of our sales in 2006 are expected to be from our top three accounts; these accounts represented 62% of our trade accounts receivable at September 30, 2006. The loss of any one of our major accounts would have a material adverse impact on our financial condition and results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

No change occurred in the Company's internal controls concerning financial reporting during the third quarter of the fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Environmental. The Company is subject to a number of federal, state and local environmental laws and regulations, including those concerning the treatment, storage and disposal of waste, the discharge of effluents into waterways, the emissions of substances into the air and various health and safety matters. In addition, CERCLA and comparable state statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. These parties are typically identified as "potentially responsible parties" or "PRPs." On or about June 1992 the Company received notices from the United States Environmental Protection Agency ("EPA") that the Company, Belding Corticelli Thread Co. ("BCTC") (a discontinued operation) and Carlyle Manufacturing Company, Inc. ("CM") had been identified, along with 1,300 other parties, as PRPs in connection with the alleged release of hazardous substances from the Solvents Recovery Service of New England Superfund Site in Southington, Connecticut (the "SRS site"). The Company settled its alleged liability in connection with the SRS site by paying $1,626 in connection with a settlement offered to de minimis parties at the SRS site in 1994. BCTC and CM, along with other PRPs, committed to perform the Remedial Investigation and Feasibility Study ("RIFS") and two Non-Time Critical Removal Actions ("NTCRA") at the SRS site. The RIFS, and the first NTCRA (except for certain maintenance activities) have been completed. BCTC and CM have been allocated approximately .04% and 1.34%, respectively, of costs incurred to date, based on their alleged volume of waste shipped to the SRS site. In September of 2005, the EPA issued its Record of Decision ("ROD") for the SRS site. In September 2006, the EPA sent special notice letters to the PRPs to initiate consent decree negotiations concerning, among other things, the scope of the work to be performed under the ROD. It is expected that in late 2007 or early 2008 negotiations between the EPA and the PRP group will be completed and result in a consent decree after which it is expected that payments to the EPA would begin.

The issues referred to above do not include costs that the Company or its subsidiaries may incur for consultants' or attorneys' fees or for administrative expenses in connection with the Company's participation as part of a PRP group. The reserve the Company has established for these and other environmental liabilities as described above, in the amount of $1.3 million, represents the Company's best current estimate of the costs of addressing all identified environmental situations, based on the Company's review of currently available evidence, and takes into consideration the Company's prior experience in remediation and that of other companies, as well as public information released by the EPA and by the PRP groups in which the Company or its subsidiaries are participating. Although the reserve currently appears to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and no assurances can be given that the Company's estimate of any environmental liability will not increase or decrease in the future. The uncertainties relate to the difficulty of estimating the ultimate cost of any remediation that may be undertaken, including any operating costs associated with remedial measures, the duration of any remediation required, the amount of consultants' or attorneys' fees that may be incurred, the administrative costs of participating in the PRP groups, and any additional costs or requirements that may be imposed by federal, state or local agencies.

Legal Proceedings. The Company is a party to various other environmental claims, legal proceedings and administrative actions, all arising from the ordinary course of business. Although it is impossible to predict the outcome of any such claims or legal proceedings, the Company believes any liability that may finally be determined should not have a material effect on its consolidated financial position, results of operations or cash flows.


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

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. In 2005 the Company incurred a net loss attributable to common stockholders of $8.3 million (of which $6.1 million was represented by non-cash charges reflecting impairment of Textile segment assets) contributing to a stockholders deficit which totaled $11.2 million at September 30, 2006, which amount was inclusive of paid in capital of $33.2 million and accumulated deficit and other comprehensive loss totaling $44.5 million. The Company's ability to continue as a going concern is dependent upon its ability to execute management's plans to be profitable, generate positive cash flow from operations, obtain financing to meet the Company sponsored defined benefit pension funding obligations currently estimated to be $1.8 million in 2007and an aggregate of $3.7 million during the years 2008 to 2014 (see Note 9), and to continue to have access to existing financing to meet obligations and repay liabilities when they come due, including amounts payable with respect to claimed environmental liabilities in connection with the Solvents Recovery Service of New England Superfund Site (see
Note 14) in the event the parent corporation is determined to be responsible for these claimed liabilities and the redemption of preferred stock (see Note 10) due in 2007 and thereafter. Although management continues to pursue these plans and believes it will be successful, there is no assurance that the Company will be successful in generating such profitable operations or maintaining such access to existing financing or obtaining financing for such pension and environmental obligations on terms acceptable to the Company. The outcome of these matters cannot be predicted with any certainty at this time. These factors, as well as the Company's historical losses from operations and negative cash flows raise substantial doubt about the Company's ability to continue as a going concern. Management plans to satisfy the Company's capital needs through cash generated from operations, advances under its facilities with CIT and stockholder loans. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Pension Funding

The Company's projected benefit obligation with its Company sponsored defined benefit plan at September 30, 2006 was $21.5 million. The fair market value of Plan assets was $17.8 million at September 30, 2006. The current actuarial estimate is that contributions totaling $1.8 million in 2007 and an aggregate of $3.7 million during the years 2008 to 2014 will be required (see Note 9). The Company is investigating available alternatives to making such contributions. There can be no assurance that the Company will not be required to make this contribution, in which case the Company will be required to obtain additional financing to allow it to make these contributions. There can be no assurance the Company will be able to obtain such additional financing.

A Substantial Portion Of The Company's Revenues And Gross Profits Is Derived From A Small Number Of Large Customers And The Loss Of Any Of These Customers Could Substantially Reduce Our Revenues.

The Company's customer base has been and continues to be highly concentrated. The Company's three largest customers (Wal-mart, a mass merchandiser and Jo-Ann Stores and Hancock Fabrics, each a specialty chain) represented approximately 48%, 25% and 9%, respectively, of the Company's net sales in the three months ended September 30, 2006 and represented approximately 49%, 23% and 7%, respectively, of the Company's net sales in the nine months ended September 30, 2006. These customers also represented approximately 46%, 31%, and 6% of the Company's net sales during the three months ended September 30, 2005 and 45%, 25% and 8%, respectively, of the Company's net sales in the nine months ended September 30, 2005. These customers also represented approximately 62% and 80% of the total outstanding accounts receivable as of September 30, 2006 and December 31, 2005, respectively.

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

--------------------------------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LEVCOR INTERNATIONAL, INC.


Date: November 9, 2006                /s/ ROBERT A. LEVINSON
      ----------------                ------------------------------------------
                                      Robert A. Levinson
                                      Chairman of the Board, President and Chief
                                      Executive Officer


Date: November 9, 2006                /s/ EDWARD F. COOKE
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