Form 10-K
period 2006-12-31
LEVCOR INTERNATIONAL INC
filed 2007-03-30
CIK 76094

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

                            For the fiscal year ended
                                December 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                             Commission File Number
                                     0-50186

                           LEVCOR INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                         Delaware                          06-0842701
            (State or Other Jurisdiction of            (I.R.S. Employer
             Incorporation or Organization)           Identification No.)

              1065 Avenue of the Americas, New York, New York 10018
               (Address of Principal Executive Offices) (Zip Code)

                                 (212) 354-8500
              (Registrant's Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                               Title of Each Class
                     ---------------------------------------
                     Common Stock, par value $0.01 per share

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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act)
                                 Yes [ ] No [X]

As of March 28, 2007 there were 5,331,881 shares of the registrant's Common Stock outstanding, par value $.01 per share. The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2006 based upon the value of the last sales price of these shares as quoted on the OTC Bulletin Board, was approximately $2,541,123.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                 INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 2006

                               ITEMS IN FORM 10-K
                               ------------------



                                                                            Page


PART I

ITEM 1.   BUSINESS........................................................     1
ITEM 1A.  RISK FACTORS....................................................     5
ITEM 1B.  UNRESOLVED STAFF COMMENTS.......................................    11
ITEM 2.   PROPERTIES......................................................    11
ITEM 3.   LEGAL PROCEEDINGS...............................................    11
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............    12


PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
          MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES...............    13
ITEM 6.   SELECTED FINANCIAL DATA.........................................    14
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.......................................    15
ITEM 7A   QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....    30
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................    32
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE .......................................    60
ITEM 9A.  CONTROLS AND PROCEDURES.........................................    60
ITEM 9B.  OTHER INFORMATION ..............................................    61

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE..........    62
ITEM 11.  EXECUTIVE COMPENSATION..........................................    65
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS.................................    74
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
          DIRECTOR INDEPENDENCE...........................................    75
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................    77
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES......................    79

                                     PART I

This 2006 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, the Company's ability to continue to operate as a going concern, the Company's lenders continuing to support the Company, the Company's ability to secure additional financing to meet future capital needs, the timing and amount of required defined benefit plan contributions, the Company's ability to generate increased revenues from its operations, reliance on short term advances from a significant stockholder, the Company's ability to generate free cash flow or obtain additional financing in excess of its debt service and other current obligations in order to support and grow its business, reliance on a limited number of significant customers, future revenue opportunities, inventory risk, growth of the Company's business in Europe and North America, the expansion and future growth of the Company's customer base and strategic and distribution relationships future capital, marketing and sales force needs, the Company's ability to manage expenses and maintain margins, the possible acquisition of complementary products and businesses, and other risks and uncertainties that may be detailed herein, and from time-to-time, in the Company's other reports filed with the Securities and Exchange Commission ("SEC"). The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.


Item 1.           BUSINESS.

General

Levcor International, Inc. ("Levcor" or the "Company") was incorporated in 1964 as Pantepec International, Inc. under the laws of the Islands of Bermuda and was reorganized in 1967 under the laws of the State of Delaware. In 1995, Pantepec International, Inc. changed its name to Levcor International, Inc.

In 2003, the Company acquired by merger Carlyle Industries, Inc. ("Carlyle"). This acquisition formed the basis of the Company's craft business, which constitutes all of its current operations.

Discontinued Textile Operations

In 1995, the Company acquired a woven fabric converting business and in 1999, the Company purchased a knit fabric and processing business. These acquisitions formed the basis of the Company's historic Textile business.

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

During 2006, the Company disposed of substantially all remaining Textile segment inventory. As of December 31, 2006 the Company had $15,000 of Textile segment inventory remaining. The Company estimates no additional exit costs associated with exiting the textile business.

In 2005, management concluded that the carrying amounts of goodwill and trademarks related to the Textile segment totaling $2.3 million and $709 thousand, respectively, were deemed to be fully impaired as of September 30, 2005 and were written off accordingly.

In addition, in 2005, the Company provided a full valuation allowance totaling $6.0 million against the deferred tax assets as of December 31, 2005 as a result of the Company's historical losses. This valuation allowance adjustment was reflected partially in the Company's 2005 income tax provision of $3.1 million and that portion of the deferred tax asset valuation reserve related to the Company's pension plan totaling $1.6 million is reflected in other accumulated comprehensive losses.

The Textile business generated the following operating results which have been classified as discontinued operations in the consolidated statements of operations (dollars in thousands):

                                                              Year Ended December 31,
                                                      -------------------------------------
                                                         2006         2005          2004
                                                      ----------   ----------    ----------
     Sales                                            $    2,393   $    8,184    $   10,632
     Cost of sales                                         1,934        8,685         8,525
                                                      ----------   ----------    ----------
     Gross profit                                            459         (501)        2,107
     Selling, general and administrative
         expense                                             269        1,628         2,036
     Goodwill and trademark impairment                        --        3,009            --
     Interest expense                                        177          311           176
     Income tax (benefit)                                     --           --           (35)
                                                      ----------   ----------    ----------
     Results of discontinued operations, net of tax   $       13   $   (5,449)   $      (70)
                                                      ==========   ==========    ==========

The Textile business' assets and liabilities as included in the Company's consolidated balance sheets are as follows (dollars in thousands):

                                                          December 31,
                                                    -----------------------
                                                       2006         2005
                                                    ----------   ----------

     Cash                                           $       --   $        4
     Inventories                                            15        1,198
     Other current assets                                   --            1
                                                    ----------   ----------
     Total current assets                                   15        1,203
     Property, plant and equipment, net                     --           25
     Other assets                                           --            6
                                                    ----------   ----------
            Total assets                            $       15   $    1,234
                                                    ==========   ==========

     Accounts payable                               $       --   $      373
     Due to factor                                          --          775
     Current maturities of stockholder loan                 --          850
     Other current liabilities                              --          239
                                                    ----------   ----------
            Total current liabilities                       --        2,237
        Long term debt                                      --        3,000
        Stockholder loans less current maturities           --        1,500
        Accrued interest, stockholder loans                 --          454
                                                    ----------   ----------
            Total liabilities                       $       --   $    7,191
                                                    ==========   ==========


Effective June 30, 2006, the short and long term debt of the Textile segment became short and long term debt of the Company's continuing operations and as such, interest expense related to this debt in future periods will be classified as part of our continuing operations.

Craft Business
--------------

Products and Customers

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

The Company's accounts include fabric and craft specialty chains, mass merchandisers carrying buttons and crafts, distributors and many independent stores. Mass merchandisers and specialty chain customers are characterized by the need for sophisticated electronic support, rapid turn-around of merchandise and direct-to-store service to customers with hundreds to thousands of locations nationwide. The Craft business enjoys long-standing ties to all of its key accounts and the average relationship with its ten largest customers extends over 30 years. Due to the large account nature of its customer base, most customer contact is coordinated by management and additional sales coverage is provided by regional sales managers. Many smaller retailers are serviced by independent representatives and representative organizations.

The Company believes that its business depends on trends within the craft market including the more mature home-sewing market. The retail customer base for buttons has changed substantially over the past two decades as department stores and small independent fabric stores have been replaced by mass merchandisers and specialty retail chains which have continued to consolidate. In response to this trend, the Company has broadened its lines to include embellishments, novelty buttons and products used in the craft industry which are not viewed by management as mature markets. In addition, the Company has sought to expand its markets beyond the traditional U.S. retail outlets by expansion into the major European countries. The Company's largest three customers (Wal-Mart, a mass merchandiser and Jo-Ann Stores and Hancock Fabrics ("Hancock"), each a specialty chain,) represented approximately 49%, 23% and 8% respectively, in 2006, 46%, 25% and 8%, respectively, in 2005, and 49%, 23% and 9%, respectively, in 2004 of the Company's net sales. These customers also represented approximately 63% and 80% of the Company's outstanding accounts receivable as of December 31, 2006, and 2005, respectively. A reduction in sales to any of these customers could adversely impact the financial condition and results of operations of the Company.

On March 21, 2007, Hancock Fabrics, the Company's third largest customer in 2006, announced it will close approximately 134 of its 443 stores in 2007 as it reorganizes under Chapter 11. On December 31, 2006, the Company recorded an allowance of $75,000 against the uncollected 2006 accounts receivable balance of Hancock Fabrics as of the date of the filing. In addition, the Company also anticipates that an additional allowance will be required against 2007 pre-bankruptcy sales and that going forward, 2007 will result in lower sales to Hancock Fabrics as compared to 2006 due to the reduced store count.

The Company's largest customer, Wal-Mart has begun opening new stores with no cut fabric and a reduced craft department. The Company anticipates a reduction in sales to Wal-Mart in 2007 as a result of the new store lay-outs.

In direct response to these factors, the Company has taken steps to reduce its headcount during the first quarter of 2007.

Competition

The bulk of the Company's revenues are derived in the United States. The general craft market in the United States is served by many competitors including companies that are larger in size and have financial resources that are greater than that of the Company. The Company competes on the basis of product innovation, range of selection, brand names, price, display techniques and speed of distribution. The Company competes primarily with full-line button packagers and distributors in the general button market and several smaller competitors in the promotional button market. The Company's button product lines are sourced from more than 75 button manufacturers from around the world, with most buttons coming from the traditional markets of Europe and Asia. Button manufacturers specialize in different materials (e.g., plastic, wood, glass, leather, metal, jewel and pearl) and have varying approaches to fashion, coloration, finishing and other factors. Craft products are developed by the Company's product development team and most of these products are sourced and produced in the U.S. and Asia. The general craft market is served by many and varied competitors with innovation and competitive pricing being of major importance.

Backlog

The Company fills at least 95% of its orders within 48 hours and as a result, had no backlog of any significance at either December 31, 2006 or 2005.

Employees

The Company currently employs 118 persons, all of whom are employed full time, and none of its employees are represented by a collective bargaining agreement. The Company believes relations with employees are satisfactory.


Item 1A.          RISK FACTORS

Going Concern Consideration

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. In 2005 the Company incurred a net loss attributable to common stockholders of $8.3 million (of which $6.1 million was represented by non-cash charges reflecting impairment of Textile segment assets) contributing to a stockholders deficit which totaled $9.6 million at December 31, 2006. The Company's ability to continue as a going concern is dependent upon its ability to execute management's plans to be profitable, generate positive cash flow from operations, obtain financing to meet the Company sponsored defined benefit pension funding obligations currently estimated to be $1.8 million in 2007 and to continue to have access to existing financing to meet obligations and repay liabilities when they come due, including amounts payable with respect to claimed environmental liabilities in connection with the Solvents Recovery Service of New England Superfund Site in the event the parent corporation is determined to be responsible for these claimed liabilities and the redemption of preferred stock due in 2007 and thereafter. Although management continues to pursue these plans and believes it will be successful, there is no assurance that the Company will be successful in generating such profitable operations or maintaining such access to existing financing or obtaining financing for such pension and environmental obligations on terms acceptable to the Company. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to satisfy the Company's capital needs through cash generated from operations, advances under its facilities with CIT and stockholder loans. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their reports dated March 16, 2007 and March 15, 2006 regarding their concerns about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.

The Company Is Dependent Upon Its Principal Stockholder, and Its Lenders To Fund Its Future Operations.

The Company's principal sources of cash flow are from internally generated funds, borrowings under revolving credit facilities and advances from Robert A. Levinson, a principal stockholder, officer and director of the Company.

Losses sustained in prior years have materially adversely affected the Company's liquidity. The Company had availability under its existing credit facilities of $1.1 million as of December 31, 2006. There can be no assurance the Company will not require additional financing to support its operations, that the Company will be able to obtain any needed additional financing, or that it can obtain additional financing on favorable terms. Robert A. Levinson, the Company's Chairman and principal stockholder, has agreed to continue to personally support the Company's cash requirements through January 2, 2009 by providing short-term loans to the Company up to a maximum of $3 million. There is currently $1.5 million of borrowing available from Mr. Levinson. If we (1) do not substantially achieve our overall projected revenue levels for 2007, (2) fail to operate within our projected expense levels as reflected in our business operating plans, or (3) do not receive the ongoing support of our lenders, then we will be unable to meet our cash and operating requirements for the next twelve months, which would in turn require us to seek additional financing to fund operations and/or implement additional expense reductions. Levcor has implemented several actions to reduce losses and improve cash flow, including exiting the textile business, reduction of headcount, elimination of non-profitable product lines and reductions in other general and administrative costs. However, there can be no assurance that Mr. Levinson will continue to personally support the Company's cash requirements, that such support from Mr. Levinson, together with the support of the Company's commercial lenders, will be sufficient to address the Company's liquidity needs and cash requirements or that the actions taken will be sufficient to allow the Company to generate net income from continuing operations.

Maintenance of Existing Credit Facilities is Necessary for the Company to Continue Operations.

The Company is dependent on the ongoing support of its commercial lenders. Under its existing credit facilities (which are secured by all the Company's assets), the lenders have the right to accelerate payment of the loans in the event of material adverse changes in the Company's business. In addition, CIT has the right to require repayment of the Company's indebtedness with them on 60 days notice. The Company has had and continues to have discussions with its lenders and has provided them with operating forecasts for 2007. The Company's lenders continue to support the Company, although there is no assurance they will continue to do so. Management of the Company believes that the likelihood of the lenders accelerating the payment of any of the obligations under the Company's facility during the next twelve months is not likely.

Failing to substantially achieve our projected revenue levels for 2007 may also result in a default under our credit agreement with our lenders. If a default were to occur and is not timely cured by us or waived by our lenders, or if this were to happen and our debt could not be refinanced or restructured, our lenders could pursue remedies, including: (1) penalty rates of interest; (2) demand for immediate repayment of the debt; and/or (3) the foreclosure on any of our assets securing the debt. If this were to happen and we were liquidated or reorganized after payment to our creditors, there would likely be insufficient assets remaining for any distribution to our stockholders.

If Cash Flows from Operations are Not Sufficient to Meet Our Operational Needs, We may Be Forced to Sell Assets, Refinance Debt, or Further Downsize our Operations

During 2006, we commenced and will continue to implement certain expense reduction initiatives which we anticipate will reduce our operating expenses so that our operating expenses are in line with our sales forecasts. Our operating plan for 2007 focuses on lowering fixed and variable expenses. Although we believe the actions we are taking should allow us to generate profit from continuing operations, we cannot assure our stockholders that we will achieve the sales necessary to achieve sufficient liquidity and avoid further expense reduction actions such as selling assets or consolidating operations, reducing staff, refinancing debt and/or otherwise restructuring our operations.

Pension Funding

The Company's accumulated benefit obligation with its defined benefit plan at December 31, 2006 was $20.5 million. The Plan's portfolio of investments totaled $18.4 million. The current actuarial estimate is that a contribution with respect to the 2006 Plan year in the amount of $990,482 will be required by September 15, 2007 and quarterly contributions with respect to the 2007 Plan year totaling $800,514 will also be required during 2007, based on current legislated discount rates and other actuarial assumptions. The Company has filed a deferral application with the IRS seeking to defer $720,000 of the September 15, 2007 payment to later years. There can be no assurance that the Company will be granted a deferral in which case the Company will be required to obtain additional financing to allow it to make the payment. There can be no assurance the Company will be able to obtain such additional financing.

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

The Company's Business Is Extremely Competitive.

Competition in the Company's business is based on product innovation, range of selection, brand names, price, display techniques and speed of distribution. We cannot assure you that our domestic or foreign competitors will not be able to offer products that are more attractive to our customers or potential customers than what we are able to provide. A large number of domestic and foreign manufacturers supply craft products to the United States market, many of which have a much more significant market presence and also have substantially greater financial, marketing, personnel and other resources than the Company. This may enable the Company's competitors to compete more aggressively in pricing and marketing and to react more quickly to market trends and to better weather market downturns. Increased competition by existing and future competitors could result in reductions in sales or reductions in prices of the Company's products. There is no assurance that the Company will be able to compete successfully against present or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's results of operations or financial condition.

A Substantial Portion Of The Company's Revenues And Gross Profits Is Derived From A Small Number Of Large Customers And The Loss Of Any Of These Customers Could Substantially Reduce Our Revenues.

The Company's customer base has been and continues to be highly concentrated.

The Company's largest three customers (Wal-Mart, a mass merchandiser and Jo-Ann Stores and Hancock Fabrics, specialty chains,) represented approximately 49%, 23% and 8%, respectively, in 2006 and 46%, 25% and 8%, respectively, in 2005 and 49%, 23% and 9% respectively, in 2004 of the Company 's net sales. These customers also represented approximately 63% and 80% of the Company's outstanding accounts receivable as of December 31, 2006 and 2005, respectively.

On March 21, 2007, Hancock Fabrics, the Company's third largest customer in 2006, announced it will close approximately 134 of its 443 stores in 2007 as it reorganizes under Chapter 11. On December 31, 2006, the Company recorded an allowance of $75,000 against the uncollected 2006 accounts receivable balance of Hancock Fabrics as of the date of the filing. In addition, the Company also anticipates that an additional allowance will be required against 2007 pre-bankruptcy sales and that going forward, 2007 will result in lower sales to Hancock Fabrics as compared to 2006 due to the reduced store count.

The Company's largest customer, Wal-Mart has begun opening new stores with no cut fabric and a reduced craft department. The Company anticipates a reduction in sales to Wal-Mart in 2007 as a result of the new store lay-outs.

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

The Company's Business is Subject To The Seasonal Nature Of The Industry

The Company's business is largely based on reorders from its retail customers and on its ability to place new product lines with retail customers; as a result, the business is influenced by the buying habits of consumers. Home sewing and craft activities take place on a year-round basis; however, they are generally indoor activities and as a result they experience an increased participation level during the fall, winter and early spring months. Anticipating this pattern, the Company's retail customers place somewhat larger reorders during the July through March period. Sales are influenced by the introduction of new product lines and the discontinuance of existing product lines. A successful new program requires the retail customer to add the program and experience an acceptable level of sell-through. The Company develops and introduces new program ideas on a regular basis. However, there is no assurance that its retail customers will buy the new product lines and if they do, there is no assurance the consumer will purchase the new product at an acceptable level.

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

The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") has required changes in some of our corporate governance, securities disclosure and compliance practice. In response to the requirements of the Sarbanes-Oxley Act, the SEC has promulgated new rules in a variety of subjects. Compliance with these new rules will increase our legal and accounting costs, and we expect these increased costs to continue indefinitely. These developments may also make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.

If we receive other than an unqualified opinion on the adequacy of our internal control over financial reporting as of December 31, 2008 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

As required by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company's internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the Company's internal control over financial reporting. In addition, the public accounting firm auditing a company's financial statements must attest to and report on both management's assessment as to whether the company maintained effective internal control over financial reporting and on the effectiveness of the company's internal control over financial reporting.
We will be implementing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act. If we are unable to complete our assessment in a timely manner or if our independent auditors issue other than an unqualified opinion on the design, operating effectiveness or management's assessment of internal control over financial reporting, this could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

The Company Is Impacted By Environmental Laws And Regulations.

The Company is subject to a number of federal, state and local environmental laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and comparable state statutes that impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. In addition, the Company is subject to laws concerning treatment, storage and disposal of waste, the discharge of effluents into waterways, the emissions of substances into the air and various health and safety matters. The Company's operations must meet extensive federal, state and local regulatory standards in the areas of safety, health and environmental pollution controls. Although the Company believes that its business is operating in compliance in all material respects with such laws, statutes and regulations, many of which provide for substantial penalties for violations, there can be no assurance that future changes in federal, state, or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. See "Item 3-Legal Proceedings."

Item 1B.       UNRESOLVED STAFF COMMENTS.

None.

Item 2.        PROPERTIES.

The Company's principal offices are located at 1065 Avenue of the Americas - 28th floor, New York, New York 10018. The Company leases this property, approximately 2,700 square feet, at $6,250 per month, from National Spinning, Inc. The lease expires in August 2007. National Spinning, Inc. was also a raw material supplier to the Company's discontinued Textile division.

The Company also leases an 11,000 square foot office facility in Carlstadt, New Jersey, at $17,798 per month. The lease expires on May 31, 2009. The Company also owns a 104,000 square foot packaging and distribution facility located in Lansing, Iowa and a 35,000 square foot manufacturing and distribution facility located in Veendam, the Netherlands.

The Company owns a former dye facility located in Emporia, Virginia, which is leased at a nominal amount to the purchaser of the Company's former Home Furnishings division under a triple net fifty-year lease which lease expires in 2046.

The Company believes that the facilities are adequate and suitable to service its present and reasonably foreseeable needs.

Item 3.       LEGAL PROCEEDINGS.

The Company is subject to a number of federal, state and local environmental laws and regulations, including those concerning the treatment, storage and disposal of waste, the discharge of effluents into waterways, the emissions of substances into the air and various health and safety matters. In addition, CERCLA and comparable state statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. These parties are typically identified as "potentially responsible parties" or "PRPs." On or about June 1992 the Company received notices from the United States Environmental Protection Agency ("EPA") that the Company, Belding Corticelli Thread Co. ("BCTC") (a discontinued operation) and Carlyle Manufacturing Company, Inc. ("CM") (a subsidiary) had been identified, along with 1,300 other parties, as PRPs in connection with the alleged release of hazardous substances from the Solvents Recovery Service of New England Superfund Site in Southington, Connecticut (the "SRS site"). The Company settled its alleged liability in connection with the SRS site by paying $1,626 in connection with a settlement offered to de minimis parties at the SRS site in 1994. BCTC and CM, along with other PRPs, committed to perform the Remedial Investigation and Feasibility Study ("RIFS") and two Non-Time Critical Removal Actions ("NTCRA") at the SRS site. The RIFS, and the first NTCRA (except for certain maintenance activities) have been completed. BCTC and CM have been allocated approximately .04% and 1.34%, respectively, of costs incurred to date, based on their alleged volume of waste shipped to the SRS site. In September of 2005, the EPA issued its Record of Decision ("ROD") for the SRS site. In September 2006, the EPA sent special notice letters to the PRPs to initiate consent decree negotiations concerning, among other things, the scope of the work to be performed under the ROD and reimbursement of all, or a significant portion, of EPA's past response costs and future costs to be incurred in overseeing the remedial work. In December 2006, CM and BCTC joined in the SRS PRP Group offer to the EPA to (i) construct and operate the remedial action contemplated by the ROD (subject to certain proposed changes) and (ii) reimburse EPA for portions of its past and future site-related costs. Assuming negotiations between EPA and the PRP Group are successful, it is expected that payments by parties to the Consent Decree would begin in late 2007 or early 2008.

In addition, the State of Connecticut and the Southington Water District have sought reimbursement from the PRP Group for alleged Natural Resource Damages ("NRD") and other claimed damages for supposed temporary loss of use of groundwater and consequential loss of future use of groundwater due to contamination on and emanating from the SRS site. In addition, the PRP Group has also received a demand from the federal NRD trustees.

The issues referred to above do not include costs that the Company or its subsidiaries may incur for consultants' or attorneys' fees or for administrative expenses in connection with the participation of any of them as part of a PRP group. The accrual the Company has established for these and other environmental liabilities, in the amount of $1.3 million, represents the Company's best current estimate of the costs of addressing all identified environmental situations, based on the Company's review of currently available evidence, and takes into consideration the Company's prior experience in remediation and that of other companies, as well as public information released by the EPA and by the PRP groups in which the Company or its subsidiaries are participating. Although the reserve currently appears to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and no assurances can be given that the Company's estimate of any environmental liability will not increase or decrease in the future. The uncertainties relate to the difficulty of estimating the ultimate cost of any remediation that may be undertaken, including any operating costs associated with remedial measures, the duration of any remediation required, the amount of consultants' or attorneys' fees that may be incurred, the administrative costs of participating in the PRP groups, and any additional costs or requirements that may be imposed or sought by federal, state or local agencies.

The Company is a party to other litigation in the ordinary course of business which is either covered by insurance or not material and which if adversely determined would not have a material effect on the Company.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During 2006 no matters were submitted to stockholders for a vote.

PART II.

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is traded on the Over The Counter Bulletin Board under the symbol "LEVC.OB." The common stock is thinly traded and no established liquid trading market currently exists therefore.

The following table sets forth the range of high and low bids of the Company's common stock for the calendar quarters indicated.

          2006                                     High              Low
                                                   ----              ---
          First Quarter                          $  1.25            $  .80
          Second Quarter                             .90               .58
          Third Quarter                              .80               .51
          Fourth Quarter                             .51               .28

          2005                                     High              Low
                                                   ----              ---
          First Quarter                          $  2.27            $ 2.05
          Second Quarter                            2.07              1.10
          Third Quarter                             1.29               .85
          Fourth Quarter                            1.25               .46

Holders of Record

As of March 28, 2007 there were approximately 6,350 holders of record of Company common stock.

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

Stock Option Plans

         The following table provides information, as of December 31, 2006, with respect to all of the Company's compensation plans under which Common Stock is authorized for issuance:

                                                                                             Number of securities remaining
                               Number of securities to be     Weighted-average exercise       available for future issuance
                                 issued upon exercise of        price of outstanding         under equity compensation plans
                                  outstanding options,         options, warrants and       (excluding securities reflected in
Plan Category                     warrants and rights                  rights                       the first column)
-------------                  --------------------------     -------------------------    ----------------------------------
Equity compensation plans
approved by security holders             363,300                       $ 2.96                           330,000

Equity compensation plans
not approved by security                       0                            0                                 0
                                        --------                       ------                          --------
holders*
                      Total:             363,300                       $ 2.96                           330,000
                                        ========                       ======                          ========

         * Each director of the Company who is not an employee of the Company receives an annual director's fee of $15,000, plus $1,000 for each Board meeting attended by such director and $250 for each Board committee meeting which is not held on the same day as a Board meeting. The fees are payable in cash or Common Stock, at the election of the director. At this time, each director has elected to be paid in cash.

Item 6.       SELECTED FINANCIAL DATA.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company's consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein. The selected consolidated income statement data for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 and the selected consolidated balance sheet data as of December 31, 2006 and December 31, 2005 are derived from the Company's audited consolidated financial statements which are included elsewhere herein. The selected consolidated income statement data for the years ended December 31, 2003 and December 31, 2002 and the selected consolidated balance sheet data as of December 31, 2004, 2003 and 2002 are derived from the Company's audited consolidated financial statements not included herein.

                                                                           Years Ended December 31,
                                                      ------------------------------------------------------------------

                                                         2006          2005          2004          2003          2002
                                                      ----------    ----------    ----------    ----------    ----------
                                                                    (In thousands, except per share data)
Operations Data:
Net sales                                             $   21,936    $   21,217    $   23,104    $   22,348    $   23,728
Gross profit                                               7,046         7,260         8,328         8,240         8,977
Operating income                                           1,245           990         2,049         1,715         2,637
Income taxes                                                 149         3,077           617           499           800
Income (loss) from continuing operations                   1,613        (2,855)          729           600         1,429
Income (loss) from discontinued operations                    13        (5,449)          (70)       (6,714)           --
Net income (loss)                                          1,626        (8,304)          659        (6,114)        1,429

Per Share Data:
Income (loss) from continuing operations:
     Basic                                            $      .30    $     (.54)   $      .14    $      .12    $     0.08
     Diluted                                          $      .30    $     (.54)   $      .14    $      .12    $     0.08
Income (loss) from discontinued operations:
     Basic                                            $       --    $    (1.02)   $      .01    $    (1.32)   $       --
     Diluted                                          $       --    $    (1.02)   $      .01    $    (1.32)   $       --
Net income (loss):
     Basic                                            $      .30    $    (1.56)   $      .12    $    (1.20)   $     0.08
     Diluted                                          $      .30    $    (1.56)   $      .12    $    (1.20)   $     0.08

Average shares outstanding:
Basic                                                      5,332         5,332         5,294         5,104        13,935
Diluted                                                    5,334         5,332         5,367         5,104        13,935

Cash Flow and Related Data:
Net cash provided by (used in) operating activities   $    1,485    $   (1,167)   $   (1,382)   $     (740)   $    1,266
Capital expenditures                                          50           100            96           158           247
Depreciation and amortization
   (excluding amortization of debt issuance costs)           404           392           459           470           571

Balance Sheet Data:
Cash                                                  $       69    $       50    $       32    $       44    $       71
Working capital                                             (127)        1,497         4,017         3,137         3,719
Total assets                                              13,185        16,069        24,884        23,677        18,007
Total long-term debt, net of current maturities           11,082        10,808         8,998         7,575         1,732
Total liabilities                                         22,772        29,012        28,069        27,627        18,521
Total shareholders' deficit                               (9,587)      (12,943)       (3,185)       (3,950)       (5,081)

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

We consider our policies for revenue recognition to be critical due to the continuously evolving standards and industry practice related to revenue recognition, changes to which could materially impact the way we report revenues. Accounting polices related to: allowance for doubtful accounts, inventories, impairment of long-lived assets, deferred taxes, pension liabilities and loss contingencies are also considered to be critical as these policies involve considerable subjective judgment and estimation by management. Critical accounting policies, and our procedures related to these policies, are described in detail below. Also, see Note 1 - Summary of Business and Significant Accounting Policies.

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

In the quarter ended September 30, 2005, management concluded that the carrying amounts of goodwill and trademarks related to the discontinued Textile segment totaling $2.3 million and $0.7 million, respectively, were deemed to be fully impaired and were written off accordingly. The Company's annual goodwill and other intangible asset impairment tests performed in the fourth quarter of 2006 and 2005 with respect to the Craft segment indicated no impairment of goodwill as of December 31, 2006 and 2005.

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

Pension Liabilities

The determination of pension obligations and the related pension expense or credits to operations involves significant estimates. The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on assets used in calculating the pension charges or credits for the year. Under the Company's defined benefit plan, the Company uses discount rates based on yields of highly rated fixed income debt securities at the end of the year. At December 31, 2006, the weighted average discount rate for the plan was 5.75%. The Company uses an expected long-term rate of return on assets that is based on both past performance of the plan's assets and estimated future performance of the assets. At December 31, 2006, the expected long-term rate of return used was 8%. Due to the nature of the plan's assets and the volatility of debt and equity markets, results may vary significantly from year to year.

Based on current estimates, the Company has an aggregate $3.3 million pension obligation representing $2.1 million related to the Company sponsored plan and $980,000 related to a terminated multi-employer plan and a $286,000 deferred compensation liability payable to the former owner of an acquired business. See
Note 11 to the consolidated financial statements for estimated future contribution requirements.

In accordance with the provision of SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS 158"), the prepaid pension balance has been used to reduce the pension plan liability as of December 31, 2006 and as such there was no prepaid pension as of December 31, 2006. A prepaid pension balance of $476,000 at December 31, 2005 was included in Other Assets on the Company's consolidated balance sheet. Decreases in the minimum pension liability totaling $1.8 million and $136,000 have been recorded on the December 31, 2006 and 2005 balance sheets in connection with this plan and corresponding credits to stockholders' deficit has also been recorded. The 2005 pension adjustment in stockholders' deficit included the increase in the deferred tax assets valuation allowance related to the pension liability of $1,601,000. These adjustments were recognized and credited to "Accumulated Other Comprehensive Loss" in the consolidated financial statements. The minimum pension liabilities as of December 31, 2006 and 2005 were based on the plan's portfolio investments as of such date which totaled $18.4 million and $17.6 million, respectively, and the actuarially determined accumulated benefit obligation.

Loss Contingencies

There are times when non-recurring events occur that require management to consider whether an accrual for a loss contingency is appropriate. Accruals for loss contingencies typically relate to certain legal proceedings, customer and other claims and litigation. As required by SFAS No. 5, if the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. We analyze our legal proceedings, warranty and other claims and litigation based on available information to assess potential liability. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results assuming a combination of litigation and settlement strategies. As a result of the significant judgment required in assessing and estimating loss contingencies, actual losses realized in future periods could differ significantly from our estimates. The adverse resolution of any one or more of these matters over and above the amounts that have been estimated and accrued in the consolidated financial statements could have a material adverse effect on our business, results of operations and financial condition.

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

Stock-Based Compensation Plans

On January 1, 2006, we adopted Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment" ("FAS 123(R)"), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations.

The Company adopted FAS 123(R) using the modified prospective transition method which requires the application of the accounting standard as of January 1, 2006. The Company's consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of FAS 123(R). See Note 18, "Stock Option Plan" for further details.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the year ended December 31, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148.

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

As the stock-based compensation expense recognized in the Company's consolidated statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company's historical experience.

Results of Operations

Year Ended December 31, 2006 Compared Year Ended December 31, 2005

Net sales for the year ended December 31, 2006 totaled $21.9 million as compared to $21.2 million in 2005 for an increase of $719,000 or 3.3%. The increase in sales was primarily attributable to several new product line extensions introduced in 2006.

Gross profit totaled $7.0 million in 2006 as compared to $7.3 million in 2005 for a decrease of $214,000 or 2.9%. The gross profit percent totaled 32.1% in 2006 as compared to 34.2% in 2005. The lower gross profit in 2006 was the result of a change in sales mix as product with lower margins performed ahead of 2005.

Selling, general and administrative expenses totaled $5.8 million in 2006 as compared to $6.3 million in 2005 for a decrease of $469,000 or 7.5%. The reduction in selling, general and administrative expenses in 2006 was the result of lower compensation expense in 2006, partially as a result of lower headcount and lower bonuses.

Operating income or income from continuing operations before gain on termination of post retirement medical plan, interest, and income taxes totaled $1.2 million as compared to $990,000 in 2005 for an increase of $255,000 or 25.8%. The increase in operating income was primarily the result of the reduction in selling, general and administrative expenses, partially offset by the decrease in gross profit as described above.

Gain on termination of post retirement benefit plan in 2006 totaled $1.7 million. There was no such gain in 2005.

Interest expense totaled $872,000 in 2006 as compared to $495,000 in 2005. The increase in interest expense was the result of higher average interest rates and higher average borrowing levels in 2006 as compared to 2005.

Preferred dividends totaled $273,000 in both 2006 and 2005. In 2006, the preferred dividends were accrued and not paid in cash; in 2005 the preferred dividends were accrued and were paid in cash.

The provision for income taxes totaled $149,000 in 2006 as compared to $3.1 million in 2005. In 2006, because of the Company's net operating loss ("NOL") carryforward and the full valuation allowance against its deferred tax asset, the Company was not required to record a provision for income taxes related to its 2006 pretax income and will not be required to do so in the future except in instances where minimum taxes are payable. During 2006, an income tax provision of $200,000 was recorded as the result of a settlement of 1994 and 1995 state income tax audits of a previously disposed of entity, Danfield Threads, Inc. During the year ended December 31, 2005 the income tax provision totaled $3.1 million.

Total assets were $13.2 million and $16.1 million, respectively, as of December 31, 2006 and 2005.

Year Ended December 31, 2005 Compared Year Ended December 31, 2004

Net sales totaled $21.2 million during the year ended December 31, 2005 as compared to $23.1 million during the year ended December 31, 2004. The decrease in sales totaling $1.9 million was a result of reduced holiday and seasonal craft orders in the amount of approximately $800,000 and an increase in sales allowances totaling approximately $360,000 and lower reorders of everyday product during the first two quarters of the year. Overall, excluding the effects of the increase in sales allowance, the Company experienced a 7% reduction in unit volume and a 6% reduction in revenue dollars during the year ended December 31, 2005 as compared to the same period in 2004. The reduction in holiday and seasonal orders as well as everyday reorders was the result of our retailer customers more cautious outlook with regard to inventory commitments in 2004 as compared to 2004.

Gross margin totaled $7.3 million during the year ended December 31, 2005 as compared to $8.3 million during the same period last year. The gross margin percent during the year ended December 31, 2005 totaled 34.2% as compared to 36.0% during the year ended December 31, 2004. The decrease in gross margin dollars was the result of lower net sales as described above. The decrease in gross profit percent was primarily the result of $360,000 of incremental sales allowances related to a merchandise change at a major customer during the second quarter.

Selling, general and administrative expenses totaled approximately $6.3 million for the years ended December 31, 2005 and 2004.

Income before interest and income taxes for the year ended December 31, 2005 totaled $990,000 as compared to income of $2.0 million for the year ended December 31, 2004. The decrease in income before interest and income taxes for the year ended December 31, 2005 compared to the year ended December 31, 2004 was due to the reduction in gross profit totaling $1.1 million, as discussed above.

Net interest expense for the year ended December 31, 2005 totaled $495,000 as compared to net interest expense of $429,000 for the year ended December 31, 2004. The increase in interest expense as compared to the same period in 2004 was primarily the result of higher average interest rates of approximately 200 basis points in 2005 as compared to 2004 in addition to a higher level of indebtedness during 2005.

Dividends on mandatory redeemable preferred stock totaled $273,000 in 2005 as compared to $274,000 in 2004.

The provision for income taxes for the year ended December 31, 2005 was $3.1 million as compared to a provision of $617,000 for the year ended December 31, 2005. That portion of the Company's deferred tax asset related to NOLs expiring in 2005 totaling $317,000 was written off as unutilized and, further, a valuation allowance in the amount of $6.0 million was recorded against the Company's remaining deferred tax assets, $3.1 million of which is included in the provision for income tax for the year ended December 31, 2005 and $1.6 million of which related to the Company's defined benefit plan liability and was recorded as an adjustment to Other Accumulated Comprehensive Loss in stockholders' equity.

Total assets were $16.1 million and $24.9 million, respectively, as of December 31, 2005 and 2004

Going Concern
-------------

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. In 2005 the Company incurred a net loss attributable to common stockholders of $8.3 million (of which $6.1 million was represented by non-cash charges reflecting impairment of Textile segment assets) contributing to a stockholders deficit which totaled $9.6 million at December 31, 2006. The Company's ability to continue as a going concern is dependent upon its ability to execute management's plans to be profitable, generate positive cash flow from operations, obtain financing to meet the Company sponsored defined benefit pension funding obligations currently estimated to be $1.8 million in 2007 and to continue to have access to existing financing to meet obligations and repay liabilities when they come due, including amounts payable with respect to claimed environmental liabilities in connection with the Solvents Recovery Service of New England Superfund Site in the event the parent corporation is determined to be responsible for these claimed liabilities and the redemption of preferred stock due in 2007 and thereafter. Although management continues to pursue these plans and believes it will be successful, there is no assurance that the Company will be successful in generating such profitable operations or maintaining such access to existing financing or obtaining financing for such pension and environmental obligations on terms acceptable to the Company. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to satisfy the Company's capital needs through cash generated from operations, advances under its facilities with CIT and stockholder loans. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their reports dated March 16, 2007 and March 15, 2006 regarding their concerns about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.


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

The current year has produced a positive cash flow, and reflects an ongoing orderly liquidation of the textile segment inventory. In addition, on July 26, 2006, the Company's $3 million Promissory Note (the "Note") in favor of J. P. Morgan Chase Bank, N.A. was amended to extend the maturity date of the Note to January 1, 2008 from April 30, 2007. Also on July 26, 2006 the Company's credit facility (the "Facility") with CIT Group/Financial Services, Inc. was amended to increase the advance percentage against the value of Eligible Inventory (as defined under the Facility) to 40% (from 20%) of Eligible Inventory (a dollar increase of approximately $1.1 million in borrowing availability at current inventory levels) with respect to the revolving credit portion of the Facility. Total borrowing availability under the entire Facility remains at $7.5 million. In addition, the guaranty of the Facility by Robert A. Levinson, the Company's Chief Executive Officer and principal shareholder, was removed and the applicable interest rate was changed to the Chase Rate on the first $2.5 million of average net balances owed, and the Chase Rate plus .50% per annum on average net balances owed in excess of $2.5 million, but in either case not less than 5% per annum. However, there can be no assurance that the Company will not require additional financing, due to historical losses, debt service requirements or other factors to meet its liquidity needs, including its obligation to make $1.8 million of pension plan contributions in 2007. There can be no assurance the Company will be able to obtain such additional financing if needed, in which case the Company's operations would be materially adversely affected and it could be forced to cease operations.

Losses sustained in prior years may have materially adversely affected the Company's long-term liquidity. While the Company has taken recent steps to improve its long term liquidity outlook, the Company still has limited availability under its existing credit facilities, and there can be no assurance the Company will not require additional financing to support its operations, that the Company will be able to obtain any needed additional financing, or that it can obtain additional financing on favorable terms. Robert A. Levinson, the Company's Chairman and principal stockholder, has agreed to continue to personally support the Company's cash requirements through January 2, 2009 by providing short-term loans to the Company up to a maximum of $3 million. As of December 31, 2006, there was $1.5 million of borrowing available from Mr. Levinson under this agreement. If we (1) do not substantially achieve our overall projected revenue levels for 2007, (2) fail to operate within our projected expense levels as reflected in our business operating plans, or (3) do not receive the ongoing support of our lenders, then we will be unable to meet our cash and operating requirements for the next twelve months, which would in turn require us to seek additional financing to fund operations and/or implement additional expense reductions. The Company has implemented several actions to reduce losses and improve cash flow, including exiting the textile business, reduction of headcount, elimination of non-profitable product lines, termination of the post retirement medical plan and reductions in other general and administrative costs. However, there can be no assurance that Mr. Levinson will continue to personally support the Company's cash requirements, that such support from Mr. Levinson, together with the support of the Company's commercial lenders, will be sufficient to address the Company's liquidity needs and cash requirements or that the actions taken by management will be sufficient to allow the Company to generate net income from continuing operations.

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

Failing to substantially achieve our projected cash flow levels for 2007 may also result in a default under our credit agreement with our lenders. If a default were to occur and is not timely cured by us or waived by our lenders, or if this were to happen and our debt could not be refinanced or restructured, our lenders could pursue remedies, including: (1) penalty rates of interest; (2) demand for immediate repayment of the debt; and/or (3) the foreclosure on any of our assets securing the debt. If this were to happen and we were liquidated or reorganized after payment to our creditors, there would likely be insufficient assets remaining for any distribution to our stockholders.

At December 31, 2006, the Company's principal sources of liquidity included cash of $69,000 and trade accounts receivable of $3.0 million. There was approximately $1.1 million of unused borrowing capacity available under the

Company's credit facility with CIT as of December 31, 2006. The Company also had an additional $1.5 million of borrowing available from Mr. Levinson who has agreed to fund up to $3 million of temporary advances to the Company.

The following discussion regarding the Company's cash flows for the years ended December 31, 2006, 2005 and 2004 is inclusive of both continuing and discontinued operating activities.

Cash Flow Summary:
(in thousands)
                                               2006          2005          2004
                                            ----------    ----------    ----------
     Net cash provided by (used in):
          Operating activities              $    1,485    $   (1,137)   $   (1,380)
          Investing activities                     (85)         (141)          (61)
          Financing activities                  (1,381)        1,296         1,429
                                            ----------    ----------    ----------
          Net increase (decrease) in cash   $       19    $       18    $      (12)
                                            ==========    ==========    ==========

Net cash flow provided by operating activities totaled $1.5 million during the year ended December 31, 2006, as compared to net cash flow used in operating activities during 2005 totaling $1.1 million.

In 2006, the components of net cash provided by operating activities were $843,000 of cash provided by net income adjusted for non-cash items, consisting primarily of gain on termination of post retirement medical plan, depreciation and amortization, non-cash stock based compensation, accrued interest on stockholder loan and accrued dividends on preferred stock, plus $642,000 of cash provided by operating assets and liabilities.

In 2005, the components of net cash used by operating activities were $1,854,000 of net loss adjusted for non-cash items, consisting primarily of goodwill and trademark impairment, depreciation and amortization, deferred income tax benefit, non-cash stock based compensation and accrued interest on stockholder loan, combined with approximately $717,000 of cash provided by operating assets and liabilities.

Major components of the changes in operating assets and liabilities in 2006 as compared to 2005 were inventories, accounts payable, accounts receivable and other liabilities.

Changes in inventories provided $2.3 million in cash flow in 2006 as compared to $83,000 in 2005. During the year ended December 31, 2006, the Company liquidated substantially all inventory related to its discontinued textile business contributing $1.2 million of the cash flow from inventory. In addition, approximately $1.1 million of inventory reduction was the result of changes in ordering volume and patterns by major customers.

Changes in accounts payable utilized $839,000 of cash flow in 2006 as compared to providing $49,000 of cash flow in 2005. $373,000 of the reduction in accounts payable in 2006 was the result of the payment of 2005 accounts payable balances related to the discontinued Textile segment as discussed above.

Changes in accounts receivable used $186,000 of cash flow in 2006 as compared to providing $841,000 of cash flow in 2005. The primary reason for the change was increased sales in fourth quarter 2006 as compared to 2005.

Net cash used in investing activities totaled $85,000 during the year ended December 31, 2006, as compared to $141,000 during the same period in 2005. This decrease was primarily a result of lower capital expenditures during 2006.

Net cash used in financing activities totaled $1.4 million during the year ended December 31, 2006 as compared to $1.3 million of cash provided by financing activities during the year ended December 31, 2005. In 2006, cash flow from operating activities was positive and was sufficient to fund investing activities and reduce borrowings. In 2005, cash flow from operating activities was negative and as a result cash of $1.3 million was provided by financing activities in order to fund cash used in operations and cash used in investing activities.

During the year ended December 31, 2006, the Company repaid Mr. Levinson $850,000 against his advance. There were no additional borrowings from Mr. Levinson during 2006. During the year ended December 31, 2005, Mr. Levinson provided net funding of $2.5 million. The stockholder borrowings in 2005 were primarily for the purpose of funding the operating activities of the discontinued Textile segment.

Total borrowings during 2006 and 2005 under the CIT revolving credit facility were $20.4 million and $21.1 million respectively; total repayments during the periods under this facility were $20.0 million and $20.8 million, respectively. Repayments under the Company's term loan totaled $144,000 during 2006 and 2005. Net amounts repaid to factor totaled $775,000 and $628,000 in 2006 and 2005, respectively.

The Company has a credit facility with CIT and a promissory note payable to JPMorgan Chase Bank ("JPMorgan"). In addition, the Company has borrowings and advances outstanding from Robert A. Levinson, a stockholder, officer and director of the Company.

At December 31, 2006, the Company's credit facility with CIT (the "CIT Facility") provided for maximum aggregate borrowings of up to $7.5 million in the form of revolving credit, letters of credit and term loans. The CIT Facility is comprised of separate financing agreements with the Company and its wholly-owned subsidiary, Blumenthal Lansing Company, LLC ("Blumenthal"). There was approximately $1.1 million of unused availability under the Company's credit facility with CIT as of December 31, 2006.

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.3 million of which was outstanding at December 31, 2006, (ii) revolving credit advances to the Company, $1.2 million of which was outstanding at December 31, 2006 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, $3.2 million of which was outstanding at December 31, 2006, and a Letter of Credit facility with a limit of $500,000, of which there was none outstanding at December 31, 2006. The Term Loan is amortized at $12,000 per month followed by a final installment payment of $1.0 million due on January 1, 2009. The revolving credit advances are also due on January 1, 2009. CIT may terminate the Credit facility upon 60 days written notice. In the case of the Term Loan, CIT may accelerate the maturity in the event of a default by the Company after thirteen months notice of such acceleration. At December 31, 2006, all amounts outstanding under the CIT Facility in excess of $2.5 million bear interest at 8.75% (the Chase Bank N.A. prime rate plus 0.5%) with a minimum rate of 5.0%. The first $2.5 million of advances from CIT bears interest at the prime rate (8.25%).

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

In connection with the Company's discontinued Textile operations, pursuant to a factoring agreement between CIT and the Company which matures on January 1, 2009, CIT purchased the Textile segment's eligible trade accounts receivable without recourse and assumed substantially all credit risk with respect to such accounts. The amounts due to the Company from CIT under the factoring agreement earned no interest. The factoring agreement allowed the Company to obtain advances that bear interest at 8.75% (0.5% above the Chase Bank, N.A. prime rate). The Company pledged its Textile segment's eligible accounts receivable and property and equipment as collateral under the factoring agreement. There was no set limit on borrowings. The amount available for borrowing was based on a formula consisting of 90% of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit.

The promissory note payable to JPMorgan Chase Bank, N.A. in the amount of $3.0 million is dated May 2, 2002 and had a maturity date of January 1, 2008, as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBOR applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at December 31, 2006 was 6.36%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

Mr. Robert A. Levinson, a stockholder, has agreed to personally support the Company's cash requirements to enable it to fulfill its obligations through January 2, 2009, to the extent necessary, up to a maximum amount of $3.0 million. The Company believes its reliance on such commitment is reasonable and that Mr. Levinson has sufficient liquidity and net worth to honor such commitment. The Company believes that Mr. Levinson's written commitment provides the Company with the legal right to request and receive such advances. In the event that Mr. Levinson did not honor such commitment, the Company would have the right to sue Mr. Levinson for breach of his agreement. On March 20, 2007, Mr. Levinson reaffirmed this undertaking in writing in a commitment letter dated March 13, 2007.

Mr. Levinson's loan balance totaled $1.5 million to the Company as of December 31, 2006. During 2005, he made advances of approximately $2.5 million. He has also pledged collateral in support of certain Company obligations. Accrued interest on Mr. Levinson's loans has been classified as non-current liabilities on the Company's balance sheet and totaled $587,000 and $454,000, respectively, at December 31, 2006 and December 31, 2005, respectively. He has also agreed not to demand any repayment of principal or interest currently owed until January 1, 2009. During the first quarter of 2007, the Company repaid Mr. Levinson $750,000 against his $1.5 million loan balance.

As of December 31, 2006, the Company was in compliance with all debt covenants, as defined in the agreements.

Future maturities of long-term debt during each of the next five years ending December 31 and thereafter were as follows (in thousands):

                              2007         $     144
                              2008             3,144
                              2009             2,511
                                           ---------
                                           $   5,799
                                           =========

The Series A Preferred Stock is subject to mandatory redemption, to the extent the Company may lawfully do so, in three equal annual installments on June 15, 2007, June 15, 2008 and June 15, 2009, in each case, from funds legally available therefore, at a price per share of Series A Preferred Stock equal to $1 per share, together with an amount representing accrued and unpaid dividends, whether or not declared, to the date of redemption. Under the terms of the Company's Certificate of Incorporation, the mandatory redemption of the Series A Preferred Stock can only be made to the extent that such redemptions can be made without contravening or causing a default under any contract, agreement or other instrument by which the Company or its subsidiaries or any of their property is bound. Under the terms of the CIT Facility, preferred stock redemption payments are prohibited and preferred stock dividend payments are limited to $300,000 per year. Because preferred stock redemption payments are prohibited under the CIT Facility, the Company is precluded by its Certificate of Incorporation from making any such payments so long as the CIT Facility is outstanding. In addition, the amount redeemable within the next twelve months, including accumulated dividends, will continue to be classified as a noncurrent liability so long as any portion of the CIT Facility has a maturity of more than one year. The CIT Facility is currently scheduled to mature on January 1, 2009.

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

The availability of resources to make dividend payments to the holders of Series A Preferred Stock in the future will depend on the Company's future earnings and cash flow. Under Delaware law, preferred dividend payments are restricted to the

Company's accumulated or current earnings and profits. Losses in 2005 and earlier years have depleted the Company's accumulated earnings and profits and, as such, future preferred dividend payments will be limited to future earnings and profits. Preferred dividends which cannot be paid under Delaware law will continue to accrue and will be added to the Preferred Stock liability account. As of December 31, 2006, unpaid preferred stock dividends totaled approximately $285,000 and have been classified as a noncurrent liability on the Company's balance sheet. The preferred stock is owned 98.3% by Mr. Robert A. Levinson, a stockholder, officer and director of the Company. The mandatorily redeemable preferred stock is redeemable at $1.00 per share plus accrued and unpaid dividends.

A summary of the Company's December 31, 2006 contractual obligations and commitments is as follows:

                                                          Less than                              More than
                                               Total        1 year      1-3 years    3-5 years    5 years
                                             ----------   ----------   ----------   ----------   ----------
     CIT asset based loan                    $    4,447   $    4,447   $       --   $       --   $       --
     Term loans                                   4,299          144        4,155           --           --
     Long term debt - stockholder loan            1,500           --        1,500           --           --
     Long term debt - stockholder interest          587           --          587           --           --
     Pension liabilities                          3,353        1,859          491          252          751
     Environmental liabilities                    1,290           30          800          200          260
     Preferred stock                              4,555           --        4,555           --           --
     Preferred dividends                            285          285           --           --           --
     Operating lease obligations                    771          340          417           14           --
                                             --------------------------------------------------------------
                                             $   21,087   $    7,105   $   12,505   $      466   $    1,011
                                             ==========   ==========   ==========   ==========   ==========

Interest is payable monthly at rates between 6% and 8.75% on third-party loans and accrues at 6% on stockholder loans pursuant to the terms of the loans. Dividends on the preferred stock accrue at a rate of 6%.

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

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated results of operations, financial position or cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our consolidated results of operations, financial position or cash flows.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"). We will adopt the provisions of FIN 48 for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 to have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

SFAS No. 157, Fair Value Measurements ("SFAS 157"), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company will adopt the provisions of SFAS 157 effective January 1, 2008. The Company does not expect SFAS 157 to have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS 158"), improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 did not have an impact on the Company's consolidated results of operations, financial position, or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Quantifying Financial Statement Misstatements". Due to diversity in practice among registrants, the SEC staff in No.108 expresses its views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. The Company will be required to adopt SAB No.108 in fiscal 2007 but does not believe it will have a material impact on its consolidated results of operations, financial position, or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). Under this standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met. SFAS 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company's 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements. The Company is currently evaluating the impact SFAS 159 will have on its consolidated results of operations, financial position and cash flows.


OFF BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

SUBSEQUENT EVENTS

On March 21, 2007, Hancock Fabrics, the Company's third largest customer in 2006, announced it will close approximately 134 of its 443 stores in 2007 as it reorganizes under Chapter 11. On December 31, 2006, the Company recorded an allowance of $75,000 against the uncollected 2006 accounts receivable balance of Hancock Fabrics as of the date of the filing. In addition, the Company also anticipates that an additional allowance will be required against 2007 pre-bankruptcy sales and that going forward, 2007 will result in lower sales to Hancock Fabrics as compared to 2006 due to the reduced store count.

The Company's largest customer, Wal-Mart has begun opening new stores with no cut fabric and a reduced craft department. The Company anticipates a reduction in sales to Wal-Mart in 2007 as a result of the new store lay-outs.

In direct response to these factors, the Company has taken steps to reduce its headcount during the first quarter of 2007.

Also during the first quarter of 2007, the Company repaid Mr. Levinson, a stockholder, officer and director, $750,000 against his $1.5 million loan balance as of December 31, 2006. The remaining principal balance totaled $750,000 (excluding accrued interest) as of March 23, 2007.

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

Interest Rate Risk

Our short term and long-term third party debt bears interest at floating rates, and accordingly we are sensitive to changes in prevailing interest rates. At December 31, 2006, $2.5 million of our indebtedness with CIT was at an 8.25% interest rate, approximately $3.2 million was at 8.75%, our $3 million indebtedness with JPMorgan Chase was at a 6.36% interest rate (based on adjusted LIBOR plus .75%). Our shareholder loan interest is not variable and bore a 6% interest rate. A 1% increase or decrease in market interest rates that affect our borrowing arrangements would have a material impact on earnings and cash flow of approximately $87,000 during the next fiscal year.

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

Customer Concentration

Our sales are concentrated with major retail chains and as such, approximately 70-80% of our sales in 2007 are expected to be from our top three accounts; these accounts represented 63% of our trade accounts receivable at December 31, 2006. The loss of any one of our major accounts would have a material adverse impact on our financial condition and results of operations.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                   Page
                                                                                                   ----
Levcor International, Inc.  Consolidated Financial Statements


Report of Independent Registered Public Accounting Firm..........................................   33

Consolidated Balance Sheets as of December 31, 2006 and 2005.....................................   34

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004.......   35

Consolidated Statements of Stockholders' Deficit for the Years Ended December 31, 2006, 2005
and 2004.........................................................................................   36

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.......   37

Notes to Consolidated Financial Statements.......................................................   38

Schedule I - Valuation and Qualifying Accounts...................................................   79

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Levcor International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Levcor International, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at
Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Levcor International, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relations to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth thereon.

As discussed in Note 11 to the consolidated financial statements, as of December 31, 2006, the Company changed its method of accounting for pensions and other employee benefits to adopt the provisions of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and other Post Retirement Plans".

As discussed in Note 18 to the consolidated financial statements, the Company's changed its method of accounting for stock-based compensation to adopt, the provisions of Statement of Financial Accounting Standards No. 123 (R), "Share-Based Payment", effective January 1, 2006.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's historical losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Friedman LLP

New York, New York
March 16, 2007, except for Note 20, after which the date is March 21, 2007.

                                LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                   (In thousands, except share amounts)

ASSETS
Current Assets:                                                     December 31, 2006    December 31, 2005
                                                                    -----------------    -----------------
     Cash                                                           $              69    $              50
     Accounts receivable trade, net                                             2,946                2,760
     Inventories, net                                                           5,343                7,725
     Other current assets                                                          86                  173
                                                                    -----------------    -----------------
         Total current assets                                                   8,444               10,708

Property, Plant and Equipment, net                                              1,917                2,067
Goodwill                                                                        2,543                2,543
Other assets                                                                      281                  751
                                                                    -----------------    -----------------
         Total Assets                                               $          13,185    $          16,069
                                                                    =================    =================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
     Revolving loan and current maturities of long-term debt        $           4,591    $           4,203
     Due to factor                                                                 --                  775
     Current maturities of stockholder loan                                        --                  850
     Accounts payable                                                           1,058                1,897
     Pension liabilities, current portion                                       1,859                  171
     Income taxes payable                                                         204                   29
     Other current liabilities                                                    859                1,286
                                                                    -----------------    -----------------
         Total current liabilities                                              8,571                9,211
                                                                    -----------------    -----------------
Long term debt, less current maturities                                         4,155                4,299
Stockholder loan, less current maturities                                       1,500                1,500
Accrued interest, stockholder loans                                               587                  454
Pension liabilities, less current portion                                       1,494                5,506
Post retirement medical liabilities                                                --                1,960
Environmental liabilities                                                       1,290                1,348
Other liabilities                                                                 335                  179
Mandatorily Redeemable Preferred Stock, par value $0.01 per share
     8,000,000 shares authorized:  Shares issued and outstanding:
     Series A - 4,555,007                                                       4,555                4,555
Accumulated dividends on Mandatorily Redeemable Stock                             285                   --
                                                                    -----------------    -----------------

         Total Liabilities                                                     22,772               29,012
                                                                    -----------------    -----------------



Commitments and contingencies                                                      --                   --

STOCKHOLDERS' DEFICIT
Common Stock, par value $0.01 per share
     15,000,000 shares authorized;
     Shares issued and outstanding: 5,331,881 as of
         December 31, 2006 and 2005                                                54                   54
Additional paid in capital                                                     33,231               33,238
Accumulated Deficit                                                           (40,213)             (41,839)
Accumulated Other Comprehensive Loss                                           (2,659)              (4,332)
Unearned Compensation                                                              --                  (64)
                                                                    -----------------    -----------------
Total Stockholders' Deficit                                                    (9,587)             (12,943)
                                                                    -----------------    -----------------
Total Liabilities and Stockholders' Deficit                         $          13,185    $          16,069
                                                                    =================    =================

The accompanying notes are an integral part of these consolidated financial statements.

                                         LEVCOR INTERNATIONAL, INC.
                                              AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (In thousands, except per share data)

                                                                             Years Ended December 31,
                                                                      -------------------------------------
                                                                         2006         2005          2004
                                                                      ----------   ----------    ----------
Net sales                                                             $   21,936   $   21,217    $   23,104
Cost of sales                                                             14,890       13,957        14,776
                                                                      ----------   ----------    ----------
Gross profit                                                               7,046        7,260         8,328
Selling, general and administrative expenses (including stock based compensation expense of $57, $4, and $31 for the years
         ended December 31, 2006, 2005 and 2004, respectively)             5,801        6,270         6,279
                                                                      ----------   ----------    ----------
Income from continuing operations before gain on
         termination of post retirement  benefit plan, interest
         and income tax                                                    1,245          990         2,049
Gain on termination of post retirement benefit plan                        1,662           --            --
                                                                      ----------   ----------    ----------
Income from continuing operations before interest
         and income tax                                                    2,907          990         2,049
Interest expense                                                             872          495           429
Dividends on mandatorily redeemable preferred stock                          273          273           274
                                                                      ----------   ----------    ----------
Income from continuing operations before income taxes                      1,762          222         1,346
Income tax                                                                   149        3,077           617
                                                                      ----------   ----------    ----------
Income (loss) from continuing operations                                   1,613       (2,855)          729
Income (loss) from discontinued operations, net of tax                        13       (5,449)          (70)
                                                                      ----------   ----------    ----------
Net income (loss)                                                     $    1,626   $   (8,304)   $      659
                                                                      ==========   ==========    ==========

Income (loss) per share:
         Basic:
              Income (loss) from continuing operations                $      .30   $     (.54)   $      .14
              Loss from discontinued operations                               --        (1.02)         (.01)
                                                                      ----------   ----------    ----------
              Net income (loss)                                       $      .30   $    (1.56)   $      .13
                                                                      ==========   ==========    ==========
         Diluted:
              Income (loss) from continuing operations                $      .30   $     (.54)   $      .14
              Loss from discontinued operations                               --        (1.02)         (.01)
                                                                      ----------   ----------    ----------
              Net income (loss)                                       $      .30   $    (1.56)   $      .13
                                                                      ==========   ==========    ==========

Weighted average shares outstanding - basic                                5,332        5,332         5,294
Potential common stock                                                         2           --            73
                                                                      ----------   ----------    ----------
Weighted average shares outstanding - diluted                              5,334        5,332         5,367
                                                                      ==========   ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                                     LEVCOR INTERNATIONAL, INC.
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                (In thousands except share amounts)

                                     Compre-                          Accum.Other
                                     hensive               Additional   Compre-       Common Stock       Treasury Stock
                                     Income    Accumulated   Paid in    hensive   ------------------  -----------------   Unearned
                            Total    (Loss)      Deficit     Capital    Losses     Amount   Shares     Amount   Shares  Compensation
                          --------   --------   ---------   --------   --------   -------  ---------  -------- --------  ---------
January 1, 2004           $ (3,950)             $ (34,194)  $ 33,246   $ (2,881)  $    52  5,157,289   $   (77) (57,600) $     (96)
                          ========              =========   ========   ========   =======  =========   =======  =======  =========

Treasury stock acquired
 in relation to stock
 option exercise                --                               144                    1    170,000      (145) (45,274)
Common stock issued             36                                35                    1     36,000
Retirement of treasury
 stock                          --                              (222)                        (45,274)      222  102,874
Stock-based compensation        31                                31                          11,549
Net income                     659        659         659
Foreign translation
 adjustment                      2          2                                 2
Amortization unearned
 compensation                   16         16                                                                                   16
Pension adjustment              21         21                                21
                                     --------
Total comprehensive
  income                             $    698
                                     ========

                          --------              ---------   --------   --------   -------  ---------   -------  -------  ---------
December 31, 2004         $ (3,185)             $ (33,535)  $ 33,234   $ (2,858)  $    54  5,329,564   $    --       --  $     (80)
                          ========              =========   ========   ========   =======  =========   =======  =======  =========

Stock-based
 compensation                    4                                 4                           2,317
Net loss                    (8,304)    (8,304)     (8,304)
Foreign translation
 adjustment                     (9)        (9)                               (9)
Amortization unearned
 compensation                   16         16                                                                                   16
Pension adjustment          (1,465)    (1,465)                           (1,465)
                                     --------
Total comprehensive
  income                             $ (9,762)
                                     ========

                          --------              ---------   --------   --------   -------  ---------   -------  -------  ---------
December 31, 2005         $(12,943)             $ (41,839)  $ 33,238   $ (4,332)  $    54  5,331,881   $    --       --  $     (64)
                          ========              =========   ========   ========   =======  =========   =======  =======  =========

Net income                   1,626      1,626       1,626
Foreign translation
 adjustment                    (29)       (29)                              (29)
Pension adjustment           1,702      1,702                             1,702
Stock-based compensation        57         57                     57
Reclassification                           --                    (64)                                                           64
                                     --------
Total comprehensive
  income                             $  3,356
                                     ========

                          --------              ---------   --------   --------   -------  ---------   -------  -------  ---------
December 31, 2006         $ (9,587)             $ (40,213)  $ 33,231   $ (2,659)  $    54  5,331,881   $    --       --  $      --
                          ========              =========   ========   ========   =======  =========   =======  =======  =========

The accompanying notes are an integral part of these consolidated financial statements.

                                 LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Dollars in thousands)

                                                                              Years Ended December 31,
                                                                      --------------------------------------
                                                                         2006          2005          2004
                                                                      ----------    ----------    ----------
Cash Flows Provided By (Used In) Operating Activities:
Net income (loss)                                                     $    1,626    $   (8,304)   $      659
Reconciliation of net income (loss) to net cash provided by
   (used in)operations:
     Non-cash gain on post retirement medical plan termination            (1,662)           --            --
     Goodwill and Trademarks impairment - Textile segment                     --         3,009            --
     Depreciation and amortization                                           404           392           459
     Deferred income taxes                                                    --         2,908           490
     Non-cash stock based compensation                                        57             4            31
     Accrued interest on stockholder loans                                   133           137             2
     Accrued dividends on mandatorily redeemable preferred stock             285            --            --
     Gain on sale of investment                                               --            --          (102)
     Changes in operating assets and liabilities:
         Accounts receivable trade, net                                     (186)          841          (826)
         Inventories, net                                                  2,261            83        (1,204)
         Other current assets                                                 87            41            17
         Other assets                                                        (83)          105            12
         Income taxes payable                                                175           (44)            7
         Accounts payable                                                   (839)           49            21
         Other current liabilities                                          (514)          140          (567)
         Pension liabilities                                                (146)          (94)         (126)
         Post retirement medical liabilities                                (211)         (194)         (232)
         Environmental liabilities                                           (58)          (40)           (8)
         Other liabilities                                                   156          (170)          (13)
                                                                      ----------    ----------    ----------
              Net cash provided by (used in) operating activities          1,485        (1,137)       (1,380)
                                                                      ----------    ----------    ----------

Cash Flows Used In Investing Activities:
     Capital expenditures                                                    (50)         (100)          (96)
     Investment in other assets                                              (35)          (41)          (67)
     Proceeds from sale of investment                                         --            --           102
                                                                      ----------    ----------    ----------
         Net cash used in investing activities                               (85)         (141)          (61)
                                                                      ----------    ----------    ----------

Cash Flows Provided By (Used In) Financing Activities:
     Borrowings under revolving loan                                      20,383        21,055        23,337
     Repayments under revolving loan                                     (19,995)      (20,838)      (22,358)
     Repayment of long - term debt                                          (144)         (144)         (144)
     Borrowings under stockholder loan                                        --         2,501         2,080
     Repayments under stockholder loan                                      (850)         (650)       (2,080)
     Due to factor                                                          (775)         (628)          558
     Proceeds from exercise of stock options                                  --            --            36
                                                                      ----------    ----------    ----------
         Net cash provided by (used in) financing activities              (1,381)        1,296         1,429
                                                                      ----------    ----------    ----------

Increase (decrease)  in cash                                                  19            18           (12)
Cash at beginning of year                                                     50            32            44
                                                                      ----------    ----------    ----------
Cash at end of year                                                   $       69    $       50    $       32
                                                                      ==========    ==========    ==========

Supplemental Disclosure of Cash Flow Information:
Cash paid (refunded) during the period for:
     Interest                                                         $      809    $      653    $      594
                                                                      ==========    ==========    ==========
     Income taxes                                                     $      (26)   $       17    $       69
                                                                      ==========    ==========    ==========

Non-cash transactions:
     Stock issued on option exercise                                  $       --    $       --    $      145
                                                                      ==========    ==========    ==========
     Treasury stock acquired in relation to stock option exercise $           --    $       --    $      145
                                                                      ==========    ==========    ==========
     Retirement of treasury stock                                     $       --    $       --    $      222
                                                                      ==========    ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

1 -      SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Liquidity:
----------------------------------
Levcor International, Inc. (the "Company" or "Levcor" or "we") manufactures, packages and distributes a line of buttons and other craft products for sale in the home sewing and craft retail industry. The Company formerly operated a textile business which is in the process of being exited and is treated as a discontinued operation as described in Note 3. The Company sells its products to customers primarily in the United States and also has distribution in Canada and Europe.

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

Cash and Cash Equivalents:
-------------------------
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at December 31, 2006, 2005 and 2004.

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

Accounts Receivable:
-------------------
Accounts receivable are stated at the net realizable value. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $106,000 at December 31, 2006 and $50,000 at December 31, 2005.

Inventories:
-----------
Inventories are valued at the lower of cost or market using a weighted-average cost method basis. We make provisions for obsolete or slow moving inventories as necessary to properly reflect inventory value.

Long-Lived Assets:
-----------------
The Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, the asset is written down to its estimated fair value. When assets are removed from operations and held for sale, the impairment loss is estimated as the excess of the carrying value of the assets over their fair value. No such impairments of long-lived assets were recorded for the year ended December 31, 2006. During the year ended December 31, 2005, the Company determined that Goodwill and Trademark amounts related to the Textile business were fully impaired and such amounts were written off in 2005.

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

The Company has significant deferred tax assets, resulting from net operating loss carryforwards and deductible temporary differences. As of December 31, 2006 and 2005, the Company has provided a full valuation allowance against our deferred tax assets. Management weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in past years. The Company will continue to maintain a full valuation allowance on our tax benefits until profitability has been sustained over a time period and in amounts that are sufficient to support a conclusion that it is more likely than not that a portion or all of the deferred tax assets will be realized. A decrease in our valuation allowance would result in an immediate material income tax benefit, an increase in total assets and stockholder's deficit, and could have a significant impact on earnings in future periods.

Because of the Company's net operating loss carryforward, the Company is not required to record a provision for income taxes related to its pretax income except in instances where minimum taxes are payable. An income tax benefit of approximately $51,000 was recorded during 2006 as the result of refunds of federal and state income taxes during the period. A state income tax provision of $200,000 and an interest accrual of $100,000 were recorded during the third quarter of 2006 in connection with a proposed audit settlement with the State of Connecticut related to 1994 and 1995 filings by a previously disposed of entity, Danfield Threads, Inc. Income tax expense of $3.1 million was recorded during 2005, representing the establishment of a valuation allowance against the deferred tax asset.

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

Loss Contingencies:
------------------
There are times when non-recurring events occur that require management to consider whether an accrual for a loss contingency is appropriate. Accruals for loss contingencies typically relate to certain legal proceedings, customer and other claims and litigation. As required by SFAS No. 5, we determine whether an accrual for a loss contingency is appropriate by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our legal proceedings, warranty and other claims and litigation based on available information to assess potential liability. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results assuming a combination of litigation and settlement strategies. The adverse resolution of any one or more of these matters over and above the amounts that have been estimated and accrued in the consolidated financial statements could have a material adverse effect on our business, results of operations and financial condition.

Foreign Currency Translation:
----------------------------
The assets and liabilities of the Company's foreign subsidiaries, whose functional currencies are the local currencies, are translated into United States dollars at the current exchange rate as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of the financial statements are reported as a separate component of stockholders' deficit. Net currency transaction gains and losses included in income were not material.

Fair Value of Financial Instruments:
-----------------------------------
The Company's financial instruments are comprised of revolving debt, long-term debt, loans payable to stockholder, Robert A. Levinson, and Series A Mandatory Redeemable Preferred Stock at December 31, 2006 and 2005. The fair values of the revolving debt, long-term debt and loans payable to Robert A. Levinson approximate the carrying values because these obligations had market-based interest rates.

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

Advertising:
-----------
The Company expenses the cost of advertising at the time the cost is incurred. Advertising expense totaled approximately $50,000, $133,000 and $189,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

Income (Loss) Per Common Share:
------------------------------
Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential increase in outstanding shares that could result from exercising in-the-money stock options. The shares issuable upon the exercise of in-the-money stock options were not included in the computation of loss per common share, for the year ended December 31, 2005 as the effect would be anti-dilutive. Accordingly, the 2005 diluted loss per share is the same as the basic loss per share.

At December 31, 2005, the Company had 86,300 options outstanding that could potentially dilute basic loss per share in the future but were not included in the calculation of diluted loss per share because this inclusion would have been anti-dilutive.

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

Stock-Based Compensation Plans:
------------------------------
On January 1, 2006, we adopted Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment" ("FAS 123(R)"), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations.

We adopted FAS 123(R) using the modified prospective transition method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of FAS 123(R). See Note 18, "Stock Option Plan" for further details.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the year ended December 31, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148.

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

As the stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company's historical experience.

Reclassifications:
-----------------
Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated results of operations, financial position or cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our consolidated results of operations, financial position or cash flows.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"). We will adopt the provisions of FIN 48 for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 to have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

SFAS No. 157, Fair Value Measurements ("SFAS 157"), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company will adopt the provisions of SFAS 157 effective January 1, 2008. The Company does not expect SFAS 157 to have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS 158"), improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 did not have an impact on the Company's consolidated results of operations, financial position, or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Quantifying Financial Statement Misstatements". Due to diversity in practice among registrants, the SEC staff in No.108 expresses its views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. The Company will be required to adopt SAB No.108 in fiscal 2007 but does not believe it will have a material impact on its consolidated results of operations, financial position, or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). Under this standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met. SFAS 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company's 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements. The Company is currently evaluating the impact SFAS 159 will have on its consolidated results of operations, financial position and cash flows.

2-       GOING CONCERN

The accompanying consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. In 2005 the Company incurred a net loss attributable to common stockholders of $8.3 million (of which $6.1 million was represented by non-cash charges reflecting impairment of Textile business assets) contributing to a stockholders deficit which totaled $9.6 million at December 31, 2006. The Company's ability to continue as a going concern is dependent upon its ability to execute management's plans to be profitable, generate positive cash flow from operations, obtain financing to meet the Company sponsored defined benefit pension funding obligations currently estimated to be $1.8 million in 2007 and to continue to have access to existing financing to meet obligations and repay liabilities when they come due, including amounts payable with respect to claimed environmental liabilities in connection with the Solvents Recovery Service of New England Superfund Site (see
Note 19) in the event the parent corporation is determined to be responsible for these claimed liabilities and the redemption of preferred stock (see Note 16) due in 2007 and thereafter. Although management continues to pursue these plans and believes it will be successful, there is no assurance that the Company will be successful in generating such profitable operations or maintaining such access to existing financing or obtaining financing for such pension and environmental obligations on terms acceptable to the Company. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to satisfy the Company's capital needs through cash generated from operations, advances under its facilities with CIT and stockholder loans. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

3-          DISCONTINUED OPERATIONS

During the fourth quarter of 2005, the Company's Board of Directors approved management's plan to exit the garment manufacturing business. On May 11, 2006, management determined to exit its remaining Textile business completely. As a result, Textile segment operations for the current and prior comparative periods have been presented as discontinued operations.

The decision to exit the Textile business was made after a full review and analysis of the Textile business and the Company's strategic alternatives. The decision was based on a variety of factors, including, (i) that the Company's contract garment manufacturing and other textile business has incurred operating losses resulting from lower than planned business volume from our major customers and has been unable to grow its customer base, (ii) that the business had incurred sales decreases, (iii) a decrease in margins due to an increase in raw material costs that were unable to be passed to customers, and (iv) the long production lead times and the related working capital requirements of the business which contributed to interest costs that exceeded the segment's operating profits. The Company had determined that the future net revenues and gross profits in the Textile business would continue to deteriorate and as a result the Company concluded that a withdrawal from the business was the appropriate course of action at that time.

During 2006, the Company disposed of substantially all significant Textile business inventory. As of December 31, 2006 there remained approximately $15,000 of Textile business inventory. The Company does not expect to incur any additional exit costs.

Management concluded that the carrying amounts of goodwill and trademarks totaling $2.3 million and $709,000, respectively, related to the Textile segment were deemed to be fully impaired as of September 30, 2005 and were written off accordingly at that time.

The Textile segment generated the following operating results which have been classified as discontinued operations in the consolidated statements of operations (dollars in thousands):

                                                                Year Ended December 31,
                                                       -------------------------------------
                                                          2006         2005          2004
                                                       ----------   ----------    ----------
     Sales                                             $    2,393   $    8,184    $   10,632
     Cost of sales                                          1,934        8,685         8,525
                                                       ----------   ----------    ----------
     Gross profit                                             459         (501)        2,107
     Selling, general and administrative expenses             269        1,628         2,036
     Goodwill and trademark impairment                         --        3,009            --
     Interest expense                                         177          311           176
     Income tax (benefit)                                      --           --           (35)
                                                       ----------   ----------    ----------
     Results of discontinued operations,  net of tax   $       13   $   (5,449)   $      (70)
                                                       ==========   ==========    ==========

The Textile segment's assets and liabilities as included in the Company's Consolidated Balance Sheets are as follows (dollars in thousands):

                                                 Year Ended December 31,
                                                 -----------------------
                                                    2006         2005
                                                 ----------   ----------

     Cash                                        $       --   $        4
     Inventories, net                                    15        1,198
     Other current assets                                --            1
                                                 ----------   ----------
                  Total current assets                   15        1,203
     Property, plant and equipment, net                  --           25
     Other assets                                        --            6
                                                 ----------   ----------
                  Total assets                   $       15   $    1,234
                                                 ==========   ==========

     Accounts payable                            $       --   $      373
     Due to factor                                       --          775
     Current maturities of stockholder loan              --          850
     Other current liabilities                           --          239
                                                 ----------   ----------
                  Total current liabilities              --        2,237
                                                 ----------   ----------
     Long term debt                                      --        3,000
     Stockholder loans less current maturities           --        1,500
     Accrued interest stockholder loan                   --          454
                                                 ----------   ----------
                  Total liabilities              $       --   $    7,191
                                                 ==========   ==========


Effective June 30, 2006, the short and long term debt of the Textile segment became short and long term debt of the Company's continuing operations and, as such, interest expense related to this debt in future periods will be classified as part of continuing operations.

4-       TERMINATION OF POST RETIREMENT MEDICAL PLAN

In September 2006, the Company determined that it would terminate its post retirement medical plan as of December 31, 2006. As a result, the Company reduced the balance sheet liability for post retirement medical costs by $1.7 million as of September 30, 2006 and recorded a corresponding non-cash gain on the plan termination. As of December 31, 2006, the Company continued to have approximately $87,000 included in other current liabilities related to payments expected to be made under the plan during the run off period in 2007 for 2006 claims. (See Note 11) Because the Company's deferred tax asset is fully reserved, there was no corresponding income tax provision with respect to this gain.

5-       INVENTORIES

The components of inventories as of December 31, 2006 and 2005, net of reserves are as follows (dollars in thousands):
                                            2006         2005
                                         ----------   ----------
            Raw materials                $    2,614   $    4,245
            Work in progress                     87          245
            Finished goods                    2,642        3,235
                                         ----------   ----------
                                         $    5,343   $    7,725
                                         ==========   ==========

At December 31, 2006 and 2005 inventories were valued on a weighted-average cost method basis. Inventories are stated at the lower of cost or market. Cost elements included in inventory are material, labor and overhead, primarily using standard cost, which approximates actual cost.

6-       PROPERTY, PLANT AND EQUIPMENT

The components of Property, Plant and Equipment as of December 31, are as follows (dollars in thousands):

                                                                 2006          2005
                                                              ----------    ----------
            Land and improvements                             $       79    $       76
            Buildings and improvements                             2,491         2,466
            Machinery and equipment                                2,248         2,101
                                                              ----------    ----------
                                                                   4,818         4,643
            Less: Accumulated depreciation and amortization       (2,901)       (2,576)
                                                              ----------    ----------
                                                              $    1,917    $    2,067
                                                              ==========    ==========

Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 totaled approximately $404,000, $392,000 and $459,000, respectively.

7-       SHORT TERM AND LONG TERM DEBT

The Company has a credit facility with CIT and a promissory note payable to JPMorgan Chase Bank ("JPMorgan"). In addition, the Company has borrowings and advances outstanding from Robert A. Levinson, a stockholder, officer and director of the Company.

The Company's credit facility with CIT (the "CIT Facility") provides for maximum aggregate borrowings of up to $7.5 million in the form of revolving credit, letters of credit and term loans. The CIT Facility is comprised of separate financing agreements with the Company and its wholly-owned subsidiary, Blumenthal Lansing Company, LLC ("Blumenthal"). Availability under the Company's credit facility with CIT as of December 31, 2006 totaled $1.1 million.

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.3 million of which was outstanding at December 31, 2006, (ii) revolving credit advances to the Company, $1.2 million of which was outstanding at December 31, 2006 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, $3.2 million of which was outstanding at December 31, 2006, and a Letter of Credit facility with a limit of $500,000, of which there was none outstanding at December 31, 2006. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.0 million due on January 1, 2009. The revolving credit advances are also due on January 1, 2009. CIT may terminate the Credit facility upon 60 days written notice. $2.5 million of the amounts outstanding under the CIT Facility bear interest at Chase Bank N.A. prime rate (8.25%) and amounts in excess of $2.5 million bear interest at the Chase Bank N.A. prime rate plus 0.5% (8.75%) with a minimum rate of 5.0%.

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

In connection with the Company's discontinued Textile operations, pursuant to a factoring agreement between CIT and the Company which matures on January 1, 2009, CIT purchased the Textile segment's eligible trade accounts receivable without recourse and assumed substantially all credit risk with respect to such accounts. The amounts due to the Company from CIT under the factoring agreement earned no interest. The factoring agreement allowed the Company to obtain advances that bear interest at 8.75% (0.5% above the Chase Bank, N.A. prime rate). The Company pledged its Textile segment's eligible accounts receivable and property and equipment as collateral under the factoring agreement. There was no set limit on borrowings. The amount available for borrowing was based on a formula consisting of 90% of eligible accounts receivable increased by side collateral and reduced by both the current loan balance and outstanding letters of credit.

The promissory note payable to JPMorgan in the amount of $3.0 million is dated May 2, 2002 and has a maturity date of January 1, 2008, as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBO Rate applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at December 31, 2006 was 6.36%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

Mr. Robert A. Levinson, a stockholder, has agreed to personally support the Company's cash requirements to enable it to fulfill its obligations through January 2, 2009, to the extent necessary, up to a maximum amount of $3.0 million. The Company believes its reliance on such commitment is reasonable and that Mr. Levinson has sufficient liquidity and net worth to honor such commitment. The Company believes that Mr. Levinson's written commitment provides the Company with the legal right to request and receive such advances. In the event that Mr. Levinson did not honor such commitment, the Company would have the right to sue Mr. Levinson for breach of his agreement. On March 20, 2007, Mr. Levinson reaffirmed this undertaking in writing in a commitment letter dated March 13, 2007.

The Company had outstanding loans payable to Mr. Levinson totaling $1,500,000 and $2,350,000 as of December 31, 2006 and 2005, respectively. In addition, Mr. Levinson has pledged collateral in support of certain Company obligations. Accrued interest on Mr. Levinson's loans has been classified as noncurrent liabilities on the Company's balance sheet and totaled $587,000 and $454,000, respectively, at December 31, 2006 and 2005. He has also agreed not to demand any repayment of principal or interest currently owed until January 1, 2009. (See Note 14)

During the year ended December 31, 2006, the Company was in compliance with all debt covenants as defined in the respective agreements.

Future maturities of long-term debt during each of the next five years ending December 31 and thereafter were as follows (in thousands):

                       2007            $      144
                       2008                 3,144
                       2009                 2,511
                                       ----------
                                       $    5,799
                                       ==========

8-       OTHER CURRENT LIABILITIES

Other current liabilities as of December 31 consist of the following (dollars in thousands):

                                                          2006         2005
                                                       ----------   ----------
            Salaries, bonuses and other compensation   $      339   $      660
            Post retirement medical liability                  86           --
            Other                                             434          762
                                                       ----------   ----------
                                                       $      859   $    1,422
                                                       ==========   ==========

9-       LEASE TERMINATION CHARGE

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

10-      LEASE PAYMENTS

The following is a schedule of future minimum lease payments under non-cancelable operating leases at December 31, 2006 (dollars in thousands):


                           2007             $     340
                           2008                   271
                           2009                   123
                           2010                    23
                           2011                    14
                                            ---------
                                            $     771
                                            =========

Rental expense for premises leased by the Company under operating leases totaled $271,000, $208,000, and $235,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

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

The benefits under the plan are determined based on formulas, which reflect the employees' years of service and compensation during their employment period. The projected unit credit method is used to determine pension cost. Funding requirements for the plan are based on the unit credit method. The Company's policy is to fund pension cost as required by ERISA. With respect to the 2006 plan year, the Company has made quarterly contributions to the plan in 2006 of $19,205 with an additional $990,482 due on September 15, 2007, based on current legislated discount rates and actuarial assumptions. In addition, the Company anticipates contributions with respect to the 2007 Plan year totaling $800,514 based on actuarial assumptions in effect as of December 31, 2006.

On August 17, 2006 The Pension Protection Act of 2006 was signed into law. New pension funding rules are effective for plan years beginning on or after January 1, 2008. For 2006 and 2007 the prior law funding rules remain in effect. Under the new law, the 90% funding target is replaced with a 100% target. Shortfalls from the 100% target must be amortized over a seven year period.

In addition to the liability of $2.1 million for this Company sponsored plan, the Company also has an additional pension liability in the amount of $980 thousand at December 31, 2006 in connection with a terminated multi-employer plan which requires annual payments of $142,000 inclusive of principal and interest through 2016. In addition, the Company has a $286,000 deferred compensation liability payable to the former owner of an acquired business.

In accordance with the provision of SFAS 158, the prepaid pension balance has been used to reduce the pension plan liability as of December 31, 2006 and as such there was no prepaid pension as of December 31, 2006. A prepaid pension balance of $476,000 at December 31, 2005 was included in Other Assets on the Company's consolidated balance sheet. Decreases in the minimum pension liability totaling $1.8 million and $136,000 have been recorded on the December 31, 2006 and 2005 balance sheets in connection with this plan and corresponding credits to stockholders' deficit has also been recorded. The 2005 pension adjustment in stockholders' deficit included the increase in the deferred tax assets valuation allowance related to the pension liability of $1,601,000. These adjustments were recognized and credited to "Accumulated Other Comprehensive Earnings". The minimum pension liabilities as of December 31, 2006 and 2005 were based on the plan's portfolio investments as of such date which totaled $18.4 million and $17.6 million, respectively, and the actuarially determined accumulated benefit obligation.

                                                                 Pension Plan                  Other Post-
                                                                                         Retirement Benefit Plan
                                                           Years Ended December 31,      Years Ended December 31,
                                                           -------------------------     ------------------------
         Dollars in thousands:                                2006           2005           2006           2005
                                                           ----------     ----------     ----------    ----------
         Change in benefit obligation
         Benefit obligation at beginning of year           $   21,387     $   21,988     $      979    $    1,099
         Service cost                                              --             --             --            16
         Interest costs                                         1,186          1,216             --            57
         Actuarial (gain) loss                                   (236)            57             --           (47)
         Effect of plan termination                                --             --           (721)           --
         Benefits paid                                         (1,832)        (1,874)          (171)         (146)
                                                           ----------     ----------     ----------    ----------
         Benefit obligation at end of year                 $   20,505     $   21,387     $       87    $      979
                                                           ==========     ==========     ==========    ==========

         Change in plan assets:
         Fair value of plan assets at beginning of year    $   17,550     $   17,998     $       --    $       --
         Actual return on plan assets                           2,623          1,374             --            --
         Employer contribution                                     77             52             --            --
         Benefits paid                                         (1,832)        (1,874)            --            --
                                                           ----------     ----------     ----------    ----------
         Fair value of plan assets at end of year          $   18,418     $   17,550     $       --    $       --
                                                           ==========     ==========     ==========    ==========

         Funded status                                     $   (2,087)    $   (3,837)    $      (87)   $     (979)
                                                           ==========    ==========
         Unrecognized net actuarial gain/loss                                                    --          (910)
         Unrecognized prior service cost                                                         --           (71)
                                                                                         ----------    ----------
         Accrued benefit cost                                                            $      (87)   $   (1,960)
                                                                                         ==========    ==========

         Weighted average assumptions as of December 31:
         Discount rate                                           5.75%          5.75%           N/A          5.75%
         Expected return on plan assets                          8.00%          8.00%           N/A           N/A
         Rate of compensation increase                            N/A            N/A            N/A           N/A

         Components of net periodic benefit cost:
         Service                                           $       --     $       --     $       --    $       16
         Interest cost                                          1,186          1,216             --            57
         Expected return on plan assets                        (1,335)        (1,368)            --            --
         Amortization of prior service cost                        --             --             --           (14)
         Recognized net actuarial loss (gain)                     179            186            (39)         (107)
                                                           ----------     ----------     ----------    ----------
         Net periodic benefit cost (gain)                  $       30     $       34     $      (39)   $      (48)
                                                           ==========     ==========     ==========    ==========

The Company's accumulated benefit obligation under its defined benefit plan at December 31, 2006 and 2005 was $20,505,000 and $21,387,000, respectively.

The Company's defined benefit plan asset target allocation for 2007, the actual allocation as of December 31, 2006 and 2005, and the expected long-term rates of return by asset category for 2006 are as follows:
                                                                                  Weighted Average
                                                       Percentage of Plan        Expected Long-term
                                Target Allocation    Asset as of December 31,     Rates of Return
         Asset Category               2007               2006      2005
         -------------------------------------------------------------------------------------------
         Equity securities           40-90%                86%       82%                   9.5%
         Debt securities              5-16%                14%       18%                   4.5%
         Other                        0-10%                 0%        0%                    --
                                                       ------    ------                 ------
            Total                                         100%      100%                   8.0%
                                                       ======    ======                 ======

12-      EMPLOYEE BENEFIT PLAN

The Company's eligible employees may participate in a Company-sponsored 401(k) benefit plan. This Plan covers substantially all employees and permits employees to defer up to 15% of their salary up to statutory maximums. For 2006 and earlier years, the plan also provided for matching contributions by the Company of up to 75% of the first 2% of salary deferral and 50% of the next 2% of salary deferral. For 2007, the Company's matching contribution has been suspended. Total Company matching contributions for the years ended December 31, 2006, 2005 and 2004 were $87,000, $102,000 and $105,000, respectively. As of December 31, 2006 there were 102 active employees participating in the plan.

13-      CUSTOMER CONCENTRATIONS

The Company's customer base has been and continues to be highly concentrated. The Company's largest three customers (Wal-Mart, a mass merchandiser and Jo-Ann Stores and Hancock Fabrics, each a specialty chain) represented approximately 49%, 23% and 8%, respectively, in 2006 and 46%, 25% and 8%, respectively, in 2005 and 49%, 23% and 9%, respectively, during 2004 of the Company's net sales. These customers also represented approximately 63% and 80% of the total outstanding accounts receivable as of December 31, 2006 and 2005, respectively. A reduction in sales to any of these customers could adversely impact the financial condition and results of operations of the Company (See Note 20).

14-      RELATED PARTY TRANSACTIONS

Robert A. Levinson, a stockholder, officer and director had outstanding loans of $1.5 million and $2.4 million as of December 31, 2006 and 2005, respectively. The Company also had $587,000 and $454,000 of accrued interest payable to Mr. Levinson with respect to such loans as of December 31, 2006 and 2005, respectively. During 2005, Mr. Levinson made advances of approximately $2.5 million of which $1.850 million was outstanding at December 31, 2005 and $850,000 of this amount was repaid to Mr. Levinson during 2006. He has also pledged collateral in support of certain Company obligations. See Note 7 for a description of these transactions.

In addition to being a director of the Company, Edward H. Cohen serves as counsel to Katten Muchin Rosenman LLP, legal counsel to the Company. During the years ended December 31, 2006, 2005 and 2004, fees for services provided to the Company by Katten Muchin Rosenman LLP totaled approximately $266,000, $177,000 and $171,000, respectively. Mr. Cohen does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

 15-     INCOME TAXES

Income (loss) from continuing operations before income taxes for the years ended December 31 consisted of the following components (in thousands):

                                      2006          2005          2004
                                   ----------    ----------    ----------
         United States             $    1,900    $      318    $    1,575
         Foreign                         (138)          (96)         (229)
                                   ----------    ----------    ----------
                                   $    1,762    $      222    $    1,346
                                   ==========    ==========    ==========

The components of the income tax provision or (benefit) are (in thousands):

                                                           Years Ended December 31,
                                                  --------------------------------------
                                                     2006          2005          2004
                                                  ----------    ----------    ----------
         Current provision (benefit):
           Federal                                $       (8)   $       (4)   $       --
           State                                         157           (25)          127
                                                  ----------    ----------    ----------
                                                         149           (29)          127
                                                  ----------    ----------    ----------
         Deferred provision (benefit):
           Federal                                        --         2,640           416
           State                                          --           466            74
                                                  ----------    ----------    ----------
                                                          --         3,106           490
                                                  ----------    ----------    ----------
         Income tax provision as per
           Consolidated Statement of Operations   $      149    $    3,077    $      617
         Deferred provision (benefit)
           - Tax effect of income (loss) from
                discontinued operations                   --            --           (35)
           -Tax effect of other comprehensive
                loss                                      --         1,601            14
                                                  ----------    ----------    ----------
         Total provision                          $      149    $    4,678    $      596
                                                  ==========    ==========    ==========

At December 31, the components of the net deferred tax asset are (dollars in thousands):

                                                       Years Ended December 31,
                                                       ------------------------
                                                          2006          2005
                                                       ----------    ----------
Deferred tax assets:
Book value of fixed assets over tax basis              $     (508)   $     (494)
Pension liabilities                                         1,341         2,080
Other post-retirement benefit liability                        35           784
Environmental accruals                                        516           539
Operating and capital loss carryforwards                    2,704         2,570
Other, net                                                    257           495
                                                       ----------    ----------
Deferred tax asset                                          4,345         5,974
Valuation allowance                                        (4,345)       (5,974)
                                                       ----------    ----------
Deferred tax asset, net                                $       --    $       --
                                                       ==========    ==========

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                           Years Ended December 31,
                                                     ----------------------------------
                                                       2006         2005         2004
                                                     --------     --------     --------
Tax provision (benefit) at statutory federal rate        34.0%        34.0%        34.0%
State income taxes, net                                   6.0%         5.9%         6.0%
Permanent items                                           6.2%        49.1%         8.1%
Change in valuation allowance                           (92.2)%    1,948.6%       (19.3)%
Over (under) accrual in prior year                        8.5%       (11.7)%        0.0%
Non-includable (income) expense                          46.0%      (640.1)%       17.0%
                                                     --------     --------     --------
Effective tax                                             8.5%     1,385.8%        45.8%
                                                     ========     ========     ========

The Company had a net operating loss carryforward of approximately $6,760,000 expiring through 2026.

16-      MANDATORILY REDEEMABLE PREFERRED STOCK
         --------------------------------------

The Series A Preferred Stock is subject to mandatory redemption, to the extent the Company may lawfully do so, in three equal annual installments on June 15, 2007, June 15, 2008 and June 15, 2009, in each case, from funds legally available therefore, at a price per share of Series A Preferred Stock equal to $1 per share, together with an amount representing accrued and unpaid dividends, whether or not declared, to the date of redemption. Under the terms of the Company's Certificate of Incorporation, the mandatory redemption of the Series A Preferred Stock can only be made to the extent that such redemptions can be made without contravening or causing a default under any contract, agreement or other instrument by which the Company or its subsidiaries or any of their property is bound. Under the terms of the CIT Facility, preferred stock redemption payments are prohibited and preferred stock dividend payments are limited to $300,000 per year. Because preferred stock redemption payments are prohibited under the CIT Facility, the Company is precluded by its Certificate of Incorporation from making any such payments so long as the CIT Facility is outstanding. In addition, the amount redeemable within the next twelve months, including accumulated dividends, will continue to be classified as a noncurrent liability so long as any portion of the CIT Facility has a maturity of more than one year. The CIT Facility is currently scheduled to mature on January 1, 2009.

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

The availability of resources to make dividend payments to the holders of Series A Preferred Stock in the future will depend on the Company's future earnings and cash flow. Under Delaware law, preferred dividend payments are restricted to the Company's accumulated or current earnings and profits. Losses in 2005 and earlier years have depleted the Company's accumulated earnings and profits and, as such, future preferred dividend payments will be limited to future earnings and profits. Preferred dividends which cannot be paid under Delaware law will continue to accrue and will be added to the Preferred Stock liability account. As of December 31, 2006, unpaid preferred stock dividends totaled approximately $285,000 and have been classified as a noncurrent liability on the Company's balance sheet. The preferred stock is owned 98.3% by Mr. Robert A. Levinson, a stockholder, officer and director of the Company. The mandatorily redeemable preferred stock is redeemable at $1.00 per share plus accrued and unpaid dividends.

17-      COMMON STOCK AND INCOME (LOSS) PER COMMON SHARE

During the years ended December 31, 2005 and 2004, the Company issued an aggregate of 2,317 and 11,549 shares, respectively, of common stock to a Director in lieu of cash for Director fees and recorded such issuances as stock based compensation expense. There was no such issuance in 2006.

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

Basic income (loss) per common share have been computed on the basis of weighted average common shares outstanding after providing for preferred dividend requirements. Diluted income per common share in 2006 and 2004 include the effect of stock options.

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands, except per share amounts):

                                                                     Weighted     Income
                                                         Income       Average     (Loss)
                                                         (Loss)       Shares     Per Share
                                                        ---------    ---------   ---------
Year ended December 31, 2006:
     Basic income applicable to common stockholders     $   1,626    5,331,881   $     .30
     Effect of dilutive options                                --        1,910          --
                                                        ---------    ---------   ---------
     Diluted income applicable to common stockholders   $   1,626    5,333,791   $     .30
                                                        =========    =========   =========


Year ended December 31, 2005:
     Basic and diluted loss applicable                  $  (8,304)   5,331,881   $   (1.56)
                                                        =========    =========   =========
            to common stockholders

Year ended December 31, 2004:
     Basic income applicable to common stockholders     $     659    5,294,544   $     .12
     Effect of dilutive options                                --       72,770          --
                                                        ---------    ---------   ---------
     Diluted income applicable to common stockholders   $     659    5,367,314   $     .12
                                                        =========    =========   =========

18-      STOCK OPTION PLAN

We adopted FAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the year ended December 31, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. There were no stock-based awards granted after January 1, 2006. However, for all future stock-based awards we will recognize compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For awards granted prior to, but not yet vested, as of January 1, 2006, we have recognized compensation expense using a straight-line amortization method. As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the year ended December 31, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The impact on our results of operations of recording stock-based compensation for the year ended December 31, 2006, was an expense of $57,000 which is included in general and administrative expense.

Prior to the adoption of FAS 123(R), the intrinsic value of unvested common stock options assumed in the January 3, 2003 Carlyle Industries, Inc. ("Carlyle") acquisition was recorded as unearned stock-based compensation. Upon the adoption of FAS 123(R) in January 2006, the unearned stock-based compensation balance of approximately $64,000 was reclassified to additional paid-in capital.

Prior to the adoption of FAS No. 123(R), we provided the disclosures required under FAS No. 123, as amended by FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures." Employee stock-based compensation expense recognized under FAS 123(R) was not reflected in our results of operations for the years ended December 31, 2005 and 2004 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.

The pro forma information for years ended December 31, 2005 and 2004 were as follows (in thousands, except per share amounts):

                                                                   2005          2004
                                                                ----------    ----------
Net income (loss), as reported                                  $   (8,304)   $      659
Add: Amortization of stock-based compensation
     expense determined under the intrinsic value method
     (net of cancellations)                                             --            --
Deduct:  Total stock-based compensation expense
         determined under fair value based method, net of tax         (106)          (68)
                                                                ----------    ----------
Pro forma net income (loss)                                     $   (8,410)   $      591
                                                                ==========    ==========
Income (loss ) per share:
         Basic   - Reported                                     $    (1.56)   $      .12
                   Pro forma                                    $    (1.58)   $      .11
         Diluted - Reported                                     $    (1.56)   $      .12
                   Pro forma                                    $    (1.58)   $      .11

Grants under the 2002 Stock Option Plan (the "Plan") may consist of incentive stock options, non-qualified stock options, stock appreciation rights in tandem with stock options or freestanding, restricted stock grants, or restored options. In connection with the Plan, 550,000 shares of Common Stock were available for grants at the start of the Plan. The Company has granted options on 220,000 shares through December 31, 2006 in connection with the Plan. Under the Plan, the option exercise price equals the stock's market price on date of grant. Plan options vest over a three-year period and expire after ten years.

In addition, there were 262,400 options outstanding under a previous Levcor stock option plan which has terminated, at a weighted average exercise price of $.81 per option as of December 31, 2002. Also, in connection with the Levcor and Carlyle merger, 220,000 options which were outstanding at December 31, 2002 were assumed by Levcor and became fully vested.

During 2006 and 2005, there were no options exercised. 206,000 shares under the previous Levcor and Carlyle plans were exercised during 2004. There remain 143,300 options outstanding under these previous plans as of December 31, 2006 at an average exercise price of $3.83 per share.

A summary of the status of outstanding grants and weighted average exercise prices at December 31, 2006, 2005 and 2004 and changes during the years then ended is presented in the table and narrative below (shares in thousands):

                                              2006                    2005                    2004
                                      --------------------    --------------------    --------------------
                                       Shares      Price       Shares      Price       Shares      Price
                                      --------    --------    --------    --------    --------    --------
   Beginning of year                       411    $   2.79         445    $   2.70         661    $   3.05
   Granted                                  --          --          --          --          20        1.83
   Exercised                                --          --          --          --        (206)       (.88)
   Forfeited                               (48)      (1.50)        (32)       (.73)        (18)      (4.17)
   Expired                                  --          --          (2)     (15.63)        (12)     (50.00)
                                      --------    --------    --------    --------    --------    --------
   End of year                             363    $   2.96         411    $   2.79         445    $   2.70
                                      ========    ========    ========    ========    ========    ========
   Shares exercisable at year-end          360                     331                     292
                                       =======                =======                 =======
   Weighted average exercise
     price of exercisable options     $   2.97                $   2.90                $   2.87
                                       =======                =======                 =======

There were no options issued in 2006 or 2005. In 2004, the Company issued 20,000 options with an estimated fair value of $21,000.

Summary information about the Company's stock options outstanding at December
31, 2006 is as follows:

                                   Options Outstanding                      Options Exercisable
                      ---------------------------------------------     ---------------------------
                                        Weighted                                         Weighted
                                         Average                                         Average
     Date              Number            Exercise     Contractual        Number          Exercise
    Granted           of shares           Price         Periods         of shares          Price
-----------           ---------------------------------------------     ---------------------------
   05/16/1997           23,056            10.00000         0.4            23,056          10.00000
   02/25/1998            4,444             6.56250         1.1             4,444           6.56250
   12/10/1998           10,000             5.00000         1.9            10,000           5.00000
   01/04/1999            1,500             2.00000         2.0             1,500           2.00000
   12/29/1999           88,000             2.50000         3.0            88,000           2.50000
   01/03/2000            2,700             1.11100         3.0             2,700           1.11100
   01/02/2001            2,400             1.25000         4.0             2,400           1.25000
   02/14/2002           11,200              .95000         5.1            11,200            .95000
   07/14/2003          200,000             2.45000         6.5           200,000           2.45000
   06/03/2004           20,000             1.83000         7.4            16,666           1.83000
                      --------         -----------         ---          --------       -----------

                       363,300         $   2.96000         5.0           359,966       $   2.97000
                      ========         ===========         ===          ========       ===========

19-      COMMITMENT AND CONTINGENCIES

The Company is subject to a number of federal, state and local environmental laws and regulations, including those concerning the treatment, storage and disposal of waste, the discharge of effluents into waterways, the emissions of substances into the air and various health and safety matters. In addition, CERCLA and comparable state statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. These parties are typically identified as "potentially responsible parties" or "PRPs." On or about June 1992 the Company received notices from the United States Environmental Protection Agency ("EPA") that the Company, Belding Corticelli Thread Co. ("BCTC") (a discontinued operation) and Carlyle Manufacturing Company, Inc. ("CM") (a subsidiary) had been identified, along with 1,300 other parties, as PRPs in connection with the alleged release of hazardous substances from the Solvents Recovery Service of New England Superfund Site in Southington, Connecticut (the "SRS site"). The Company settled its alleged liability in connection with the SRS site by paying $1,626 in connection with a settlement offered to de minimis parties at the SRS site in 1994. BCTC and CM, along with other PRPs, committed to perform the Remedial Investigation and Feasibility Study ("RIFS") and two Non-Time Critical Removal Actions ("NTCRA") at the SRS site. The RIFS, and the first NTCRA (except for certain maintenance activities) have been completed. BCTC and CM have been allocated approximately .04% and 1.34%, respectively, of costs incurred to date, based on their alleged volume of waste shipped to the SRS site. In September of 2005, the EPA issued its Record of Decision ("ROD") for the SRS site. In September 2006, the EPA sent special notice letters to the PRPs to initiate consent decree negotiations concerning, among other things, the scope of the work to be performed under the ROD and reimbursement of all, or a significant portion, of EPA's past response costs and future costs to be incurred in overseeing the remedial work. In December 2006, CM and BCTC joined in the SRS PRP Group offer to the EPA to (i) construct and operate the remedial action contemplated by the ROD (subject to certain proposed changes) and (ii) reimburse EPA for portions of its past and future site-related costs. Assuming negotiations between EPA and the PRP Group are successful, it is expected that payments by parties to the Consent Decree would begin in late 2007 or early 2008.

In addition, the State of Connecticut and the Southington Water District have sought reimbursement from the PRP Group for alleged Natural Resource Damages and other claimed damages for supposed temporary loss of use of groundwater and consequential loss of future use of groundwater due to contamination on and emanating from the SRS site. In addition, the PRP Group has also received a demand from the federal NRD trustees.

The issues referred to above do not include costs that the Company or its subsidiaries may incur for consultants' or attorneys' fees or for administrative expenses in connection with the participation of any of them as part of a PRP group. The accrual the Company has established for these and other environmental liabilities, in the amount of $1.3 million, represents the Company's best current estimate of the costs of addressing all identified environmental situations, based on the Company's review of currently available evidence, and takes into consideration the Company's prior experience in remediation and that of other companies, as well as public information released by the EPA and by the PRP groups in which the Company or its subsidiaries are participating. Although the reserve currently appears to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and no assurances can be given that the Company's estimate of any environmental liability will not increase or decrease in the future. The uncertainties relate to the difficulty of estimating the ultimate cost of any remediation that may be undertaken, including any operating costs associated with remedial measures, the duration of any remediation required, the amount of consultants' or attorneys' fees that may be incurred, the administrative costs of participating in the PRP groups, and any additional costs or requirements that may be imposed or sought by federal, state or local agencies.

20-       SUBSEQUENT EVENTS

On March 21, 2007, Hancock Fabrics, the Company's third largest customer in 2006, announced it will close approximately 134 of its 443 stores in 2007 as it reorganizes under Chapter 11. On December 31, 2006, the Company recorded an allowance of $75,000 against the uncollected 2006 accounts receivable balance of Hancock Fabrics as of the date of the filing. In addition, the Company also anticipates that an additional allowance will be required against 2007 pre-bankruptcy sales and that going forward, 2007 will result in lower sales to Hancock Fabrics as compared to 2006 due to the reduced store count.

The Company's largest customer, Wal-Mart has begun opening new stores with no cut fabric and a reduced craft department. The Company anticipates a reduction in sales to Wal-Mart in 2007 as a result of the new store lay-outs.

In direct response to these factors, the Company has taken steps to reduce its headcount during the first quarter of 2007.

Also during the first quarter of 2007, the Company repaid Mr. Levinson, a stockholder, officer and director, $750,000 against his $1.5 million loan balance as of December 31, 2006. The remaining principal balance totaled $750,000 (excluding accrued interest) as of March 23, 2007.

21- UNAUDITED QUARTERLY RESULTS OF OPERATIONS: (IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                December 31,   September 30,    June 30,       March 31,
Quarter Ended                                      2006            2006           2006           2006
                                               ------------    ------------   ------------   ------------
Net sales                                      $      5,560    $      5,593   $      4,962   $      5,821
Cost of sales                                         4,065           3,925          3,313          3,587
                                               ------------    ------------   ------------   ------------
Gross profit                                   $      1,495    $      1,668   $      1,649   $      2,234
                                               ============    ============   ============   ============

Income (loss) from continuing operations       $       (130)   $      1,232   $         49   $        462
                                               ============    ============   ============   ============
Net income (loss)                              $        (42)   $      1,243   $         40   $        385
                                               ============    ============   ============   ============

Income (loss) from continuing operations
         per common share, basic and diluted   $       (.02)   $        .23   $        .01   $        .09
                                               ============    ============   ============   ============
Net income (loss) per common share,
         basic and diluted                     $       (.01)   $        .23   $        .01   $        .08
                                               ============    ============   ============   ============

                                               December 31,   September 30,    June 30,        March 31,
Quarter Ended                                      2005           2005           2005            2005
                                               ------------   ------------   ------------    ------------
Net sales                                      $      5,453   $      6,096   $      5,157    $      4,511
Cost of sales                                         3,512          3,922          3,646           2,877
                                               ------------   ------------   ------------    ------------
Gross profit                                   $      1,941   $      2,174   $      1,511    $      1,634
                                               ============   ============   ============    ============

Income (loss) from continuing operations       $     (3,301)  $        436   $        (10)   $         20
                                               ============   ============   ============    ============
Net income (loss)                              $     (4,428)  $     (3,275)  $       (377)   $       (224)
                                               ============   ============   ============    ============
Income (loss) from continuing operations
         per common share, basic and diluted   $       (.62)  $        .08   $         --    $         --
                                               ============   ============   ============    ============

Net loss per common share, basic and diluted   $       (.83)  $       (.61)  $       (.07)   $       (.04)
                                               ============   ============   ============    ============


                                               December 31,   September 30,    June 30,        March 31,
Quarter Ended                                      2004           2004           2004            2004
                                               ------------   ------------   ------------    ------------
Net sales                                      $      5,584   $      6,173   $      5,635    $      5,712
Cost of sales                                         3,555          4,255          3,505           3,461
                                               ------------   ------------   ------------    ------------
Gross profit                                   $      2,029   $      1,918   $      2,130    $      2,251
                                               ============   ============   ============    ============

Income (loss) from continuing operations       $        287   $       (231)  $        299    $        374
                                               ============   ============   ============    ============
Net income                                     $         56   $        569   $         12    $        922
                                               ============   ============   ============    ============
Income (loss) from continuing operations
         per common share, basic and diluted   $        .05   $       (.04)  $        .06    $        .07
                                               ============   ============   ============    ============

Net income per common share,
         basic and diluted                     $        .01   $        .11   $         --    $         --
                                               ============   ============   ============    ============

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

 As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of the end of the period covered by this annual report.

(b)    Section 404 compliance.

 Beginning with the year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include management's report on our internal control over financial reporting in our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management's responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting and (3) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective.

In order to achieve compliance with Section 404 within the prescribed period, management will commence a Section 404 compliance project under which management will adopt a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. During the fourth quarter of fiscal year 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the last fiscal quarter for the year ended December 31, 2006, that materially affected, or will reasonably likely material affect, our internal controls over financial reporting.

Item 9B.    OTHER INFORMATION

None.

                                    PART III


Item 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

  The following table sets forth the names of the directors and executive officers of the Company, their ages, and their current positions with the
Company:

                                                                            Year Became
         Name           Age                      Title                       Director
-------------------     ---    ------------------------------------------   ------------
Robert A. Levinson       81    Chairman of the Board, President and Chief    June 1989
                               Executive Officer
Edward F. Cooke          53    Chief Financial Officer, Vice President,     January 2003
                               Secretary, Treasurer and Director
Giandomenico Picco       59    Director                                     January 2003
John McConnaughy         77    Director                                      June 1989
Edward H. Cohen          68    Director                                      June 1998

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

Committees of the Board of Directors

On January 6, 2003, the Company established an Audit Committee, Compensation Committee and Corporate Governance Committee of its Board of Directors.

The Audit Committee currently consists of Messrs. McConnaughy and Picco and each member meets the independence requirements of NASDAQ and the Securities Exchange Act of 1934 (the "Exchange Act"). In addition, prior to Joseph DiMartino's resignation from the Board of Directors effective November 30, 2006, Mr. DiMartino also served as a member of the Audit Committee. Pursuant to the Company's Audit Committee Charter, the Audit Committee shall be comprised of three members. Mr. DiMartino has not yet been replaced and the Board of Directors is in the process of determining how and when to fill the vacancy.

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

The Audit Committee must pre-approve all audit and non-audit services to be provided to the Company by its outside auditors. The Committee carries out all functions required by NASDAQ, the Securities and Exchange Commission and the federal securities laws. During fiscal year 2006, the Audit Committee held four meetings. The Audit Committee does not include an "audit committee financial expert" as defined in the SEC's Regulation S-B, Item 401(e)(2) because the Board of Directors believes that the members of the Audit Committee are collectively capable of analyzing and evaluating the Company's financial statements. In addition, the Board believes that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted at this time. A copy of the Audit Committee charter as adopted by the Board of Directors was filed as Exhibit 99.1 to the Company's 10-KSB/A filed on April 29, 2004.

Messrs. McConnaughy and Picco currently serve on the Compensation Committee and each member meets the independence requirements of NASDAQ and the Securities Exchange Act of 1934. In addition, prior to Joseph DiMartino's resignation from the Board of Directors effective November 30, 2006, Mr. DiMartino also served as a member of the Compensation Committee. The purpose of the Compensation Committee is to oversee the responsibilities relating to compensation of the Company's executives and produce an annual report on executive compensation for inclusion in the Company's proxy statement. Since its formation, the Compensation Committee has administered the Company's 2002 Stock Option Plan, the Carlyle 1994 Incentive Program, as amended and the Company's 1992 Stock Option Plan, as amended. During fiscal year 2006, the Compensation Committee held one meeting. A copy of the Compensation Committee charter as adopted by the Board of Directors is filed as exhibit 99.3 to the Company's 10-K filed herewith.

Messrs. Cohen and McConnaughy currently serve on the Corporate Governance Committee and each member meets the independence requirements of NASDAQ and the Securities Exchange Act of 1934. In addition, prior to Joseph DiMartino's resignation from the Board of Directors effective November 30, 2006, Mr. DiMartino also served as a member of the Corporate Governance Committee. The Governance Committee is responsible for identifying and recommending to the Board of Directors individuals qualified to become Board and Committee members; maintaining that a majority of the Board of Directors members are independent and that all the members of the Audit, Compensation and Governance Committees are independent; developing and recommending to the Board of Directors a set of corporate governance principles applicable to the Company; and addressing corporate governance issues for the Board. During fiscal year 2006 the Corporate Governance Committee held one meeting. A copy of the Corporate Governance Committee charter as adopted by the Board of Directors was filed as Exhibit 99.2 to the Company's 10-KSB/A filed on April 29, 2004.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers, directors and persons who beneficially own greater than 10% of a registered class of the Company's equity securities to file certain reports ("Section 16 Reports") with the Securities and Exchange Commission with respect to ownership and changes in ownership of the Company's common stock, par value $0.01 per share ("Common Stock") and other equity securities of the Company. Based solely on the Company's review of the
Section 16 Reports furnished to the Company, all Section 16(a) requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2006 except that Statements of Changes in Beneficial Ownership with respect to the purchase of Common Stock on December 6, 2006, December 18, 2006 and December 19, 2006 were filed by Robert A. Levinson one day late, two days late and one day late, respectively.

Code of Ethics

The Company has adopted a Code of Ethics for its Principal Executive Officer and its Senior Financial Officers. A copy of the Code of Ethics was filed as Exhibit 14 to the Company's 2003 Annual Report on Form 10-KSB/A on April 29, 2004.


Item 11.      EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee subject to the approval by the Board of Directors, provides a compensation package to the executive officers through a combination of cash payments principally in the form of salary and bonus under a management incentive plan, as well as non-cash compensation including a stock option plan, employee benefit plans and other retirement benefit plans. The objective of the Company's compensation program is to reward performance, be competitive to the extent possible within the industry and provide compensation that is reasonable and consistent with the Company's size while ensuring the individuals total compensation is aligned with shareholder interests.

Base Salary

The Base Salary for each named executive officer is determined based upon experience, total responsibility and industry standards, as well as our ability to match pay.

Management Incentive Plans

The Company's 2006 Management Incentive Plan (the "2006 MIP") was adopted by the Board of Directors on March 15, 2006. The 2006 MIP is a performance-based bonus plan whereby management earn cash awards if targets are reached in the areas of
(i) return of total capital, (ii) sales growth and (iii) individual objectives. Return on Capital ("ROTC") is earnings divided by average capital where earnings equals income from continuing operations plus interest expense less any tax benefit; average capital equals the beginning net assets plus ending net assets divided by two. In this formula, net assets equal total assets minus current liabilities plus current maturities of long-term debt. The basic philosophy behind the structure of the plan is to incent a minimum level of performance as represented by the threshold ROTC amount necessary before any awards are allocated under the plan. At this minimum level a percentage of the ROTC and sales award is allocated. Payments under the 2006 MIP are predicated on a ROTC attainment of at least 80% of budget. For the amount of the award based solely on ROTC as well as the amount based solely on sales, 100% of the target award is allocated at a performance level of 100%. At a performance level greater than 100%, the rate of increase in the amount of the ROTC and sales based components increase 3% for every 1% increase in the ROTC or sales as applicable. Each participant under the plan is assigned a target award percentage of their base salary, based on their level in the organization. Their award is then allocated (upon approval by the Board of Directors) to a specific component including a corporate/divisional ROTC component, a corporate/divisional sales component and an individual objectives component based on their impact on ROTC and sales.

Sales Component: If the sales performance is less than 80%, no amount is earned under this component of the plan, otherwise, this component will generate an award equivalent to 25% of the targeted amount at the 80% minimum performance level. This amount will increase at a linear rate such that the payout is 100% of the target at a 100% performance level. The payout will continue to increase at a 3 for 1 rate for performance levels greater than 100%

Individual Objectives Component: Attainment of individual objectives, which are approved by the Board of Directors in advance are reviewed at year-end. The individual object component is allocated to the extent that objectives are met.

Mid-year Terminations: For terminations occurring during the year, no bonus amount will be payable unless specifically approved by the Board of Directors.

Other mid-year changes: In the case of a job change which occurs during the year, the target percentage will be applied to the plan salary for the period of time the employee participated in the plan for each job. In the case of an acquisition, the original approved ROTC and Sales targets may be adjusted by the amount of the acquired company's budged ROTC and sales amounts as determined by the Board of Directors. The adjustments will only include the amounts for the part of the year which follows the acquisition. In the case of a divestiture or sale of a business, the Board of Directors will determine if any awards will be paid. The calculation would be determined on the pro-rated attainment of budgeted ROTC and sales objectives for the ROTC and Sales bases components respectively, and the actual achievement of individual objectives. All of the preceding components would be on a pro-rated basis based on the actual number of days of plan participation. Any gain or loss on the divestiture or sale itself would not be included in the divisional calculations.

All awards payable under the 2006 Management Incentive Plan are subject to the approval of the Compensation Committee of the Board of Directors. Awards aggregating $519,863 were allocated under the 2006 Management Incentive Plan. However, because of the Company's financial position, the Committee approved $277,666 in awards under this plan with respect to the year 2006. The Company uses its MIP to incentivize its eligible employees on an annual basis. For achieving annual profit and operational goals the 2006 MIP is considered short-term compensation.

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

Grants under the 2002 Stock Option Plan may consist of incentive stock options, non-qualified stock options, stock appreciation rights in tandem with stock options or freestanding, restricted stock grants, or restored options. Under the 2002 Plan, options are granted at prices equal to the fair market value at the date of grant, are not exercisable until the first anniversary of the date of grant and do not become fully exercisable until the third anniversary of the date of grant. The options generally remain exercisable during employment until the tenth anniversary of the date of grant. This 2002 Plan is a form of the Company's long term compensation whereby eligible employees who receive options under the plan are incented side by side with the Company's shareholders to create long-term value for the Company.

In the event that an optionee leaves the employ or service or ceases to serve as a director of Levcor or its subsidiaries by reason of retirement on or after his or her 65th birthday, death or disability, each option granted to him or her shall immediately become exercisable and will terminate upon the earlier to occur of the expiration of three months from the date of such retirement or the date of termination specified in such option. In the event that an optionee leaves the employ or service or ceases to serve as a director of Levcor or subsidiaries for any reason other than death, retirement or disability, each option granted to him or her generally will, to the extent exercisable on the date of his or her termination, terminate on the earlier to occur of the expiration of 30 days after the date of such optionee's termination and the date of termination specified in such option. In the event that an optionee leaves the employ or service or ceases to serve as a director of Levcor or its subsidiaries by reason of his or her termination for "cause," each option granted to him or her will terminate immediately. If the fair market value of the common stock declines below the option price of any option, the Compensation Committee (with the prior approval of the board of directors) may adjust, reduce, or cancel and regrant such option or take any similar action it deems to be for the benefit of the optionee in light of such declining value.

The number of shares available for grant under the 2002 Stock Option Plan and covered by each option granted thereunder will be adjusted in the event of a stock dividend, reorganization, recapitalization, stock split-up, combination of shares, sale of assets, merger or consolidation in which Levcor is the surviving corporation or, as may be determined by the Committee, in the event of any other change affecting the number or kind of Levcor's outstanding common stock. Except in the case of the assumed Carlyle options, in the event of the dissolution or liquidation of Levcor, or a merger, reorganization or consolidation in which Levcor is not the surviving corporation, each outstanding but unexercised option will terminate. In the event of a change of control of Levcor, all options granted which have not yet expired shall immediately become exercisable in full. In the event of a possible or actual reorganization or change in control, certain executives will be able to get immediate value for their options.

On January 6, 2003, the Company completed its acquisition of Carlyle. In connection with the merger, the Company assumed Carlyle's outstanding stock options. As set forth in the merger agreement, each five shares of Carlyle common stock was cancelled and converted into the right to receive one share of common stock of the Company. Therefore, the 1,100,000 shares of Carlyle common stock authorized to be issued for outstanding stock options were converted into 220,000 shares of common stock of the Company.

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

Compensation of Directors

In recognition of the service as a Board member, each director of the Company who is not an employee of the Company receives an annual director's fee of $15,000, plus $1,000 for each Board meeting attended by such director and $250 for each Board committee meeting which is not held on the same day as a Board meeting. The fees are payable in cash or Common Stock, at the election of the director.

Employment Agreements

The Company has employment agreements with the Robert A. Levinson and Edward F. Cooke. Mr. Levinson's employment agreement with Carlyle, which by operation of law is now an obligation of the Company, commenced on January 1, 1999, continuing for a period of one year (the "Term of Employment"). The Employment Agreement allows for the Term of Employment to be renewed annually automatically thereafter, unless Mr. Levinson or the Company gives not less than thirty days written notice to the other. No such notice has been given. In addition, the Employment Agreement currently provides for a base salary of $200,000 per year (subject to increases as may be approved by the Board from time to time). If Mr. Levinson's employment is terminated without cause, Mr. Levinson would be entitled to receive the Base Salary for a period equal to the remainder of the Term of Employment. Further, in the event of a change in control of the Company, Mr. Levinson would be entitled to a lump sum severance payment generally equal to 2.99 times his average annual compensation for the five calendar years preceding the calendar year during which a change in control occurred. Mr. Levinson agreed to waive such provision in connection with the merger with Carlyle.

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

The Company believes that continuing the employment agreements that were inherited through the Carlyle Merger helps insure the continuity of management. With such employment agreements in place, the Company believes that there is more stability with its senior executives which allows for more efficient operation of the Company and creates additional value for the Company and its shareholders.

Employee Benefit Plans

The Company's eligible employees may participate in a Company-sponsored 401(k) benefit plan. This Plan covers substantially all employees and permits employees to defer up to 15% of their salary up to statutory maximums. For 2006 and prior years, the plan also provided for matching contributions by the Company of up to 75% of the first 2% of salary deferral and 50% of the next 2% of salary deferral. For 2007, the matching contribution has been suspended. Total Company matching contributions for the years ended December 31, 2006, 2005 and 2004 were $87000, $102,000 and $105,000, respectively. As of December 31, 2006 there were

102 active employees participating in the plan. As with other elements of compensation, the Company strives to provide competitive benefits to attract quality employees and executives and as is the case with the Company's overall compensation objectives; these employee benefits are consistent with the Company's compensation goal's providing compensation that is reasonable and consistent with the Company's size and practice, as well as the Company's ability to match pay, while collectively ensuring the individuals total compensation is aligned with shareholder interests.

Pension and Other Post-Retirement Benefit Plans

The Company sponsored defined benefit plan was frozen as of December 31, 1994, and no new employees have been eligible to join the plan since that date. Prior to December 31, 1994, the plan covered substantially all employees. The employees covered under the plan do not receive any additional accruals for service rendered after December 31, 1994. Plan assets consist principally of common stocks, U.S. Government obligations, and mutual funds.

The benefits under the plan are determined based on formulas, which reflect the employees' years of service and compensation during their employment period. The projected unit credit method is used to determine pension cost. Funding requirements for the plan are based on the unit credit method. The Company's policy is to fund pension cost as required by ERISA. With respect to the 2006 plan year, the Company has made quarterly contributions to the plan in 2006 of $19,205 with an additional $990,482 due on September 15, 2007, based on current legislated discount rates and actuarial assumptions. In addition, the Company anticipates contributions with respect to the 2007 Plan year totaling $800,514 based on actuarial assumptions in effect as of December 31, 2006.

Executive Compensation As a Whole.

In summary, the Company has developed its various elements of compensation for its executives with the view that each element complements the rest of the elements of the compensation program and, most importantly, provides a total program that will allow the Company to attain the objectives discussed above.

                           SUMMARY COMPENSATION TABLE
                                      2006

Named Officer Compensation. The following table sets forth the information about the compensation received by (i) the Company's Chief Executive Officer (CEO) and
(ii) the Company's Chief Financial Officer (CFO) (collectively the "Named Executive Officers") in accordance with SEC regulations during fiscal years 2006, 2005 and 2004 for services rendered in all capacities to the Company.

Certain tables or columns have been omitted if there was no compensation awarded to, earned by, or paid to any of the named executive officers or directors required to be reported in that table or column in any fiscal year covered by the table

----------------------------------------------------------------------------------------------------------------------------------
    Name and      Year        Salary     Bonus    Stock      Option      Non-Equity       Change in        All Other    Total ($)
   Principal                    ($)       ($)     Awards     Awards       Incentive     Pension Value    Compensation
    Position                                       ($)         ($)       Plan Compen-   and Nonquali         ($)
                                                                           sation      -fied Deferred
                                                                             ($)        Compensation
                                                                                          Earnings
      (a)          (b)         (c)        (d)       (e)        (f)           (g)            (h)              (i)           (j)
----------------------------------------------------------------------------------------------------------------------------------
Robert A.         2006       200,000    61,306                                                                 -- (1)    261,306
Levinson          2005       237,500    97,029                                                            268,769 (2)    603,298
Chairman of the   2004       237,500    93,742                                                            268,769 (2)    600,011
Board, Chief
Executive
Officer
----------------------------------------------------------------------------------------------------------------------------------
Edward F. Cooke   2006       175,000    53,643                                                              3,801 (3)    232,444
Chief Financial   2005       150,000    72,771                                                              3,799 (3)    226,570
Officer, Vice     2004       150,000    70,409                                                              3,800 (3)    224,209
President,
Secretary and
Treasurer
----------------------------------------------------------------------------------------------------------------------------------

(1) In 2006, dividends totaling $268,769 were not paid in cash but were accrued.
(2) This amount reflects the aggregate dividend payments made to Mr. Levinson as holder of 98.3% of the Company's Series A Preferred Stock, which are payable on a quarterly basis.
(3) This amount reflects the matching contributions to the Company's 401(k) Plan paid by the Company.

The cash components of the Company's executive compensation consist of a base salary and an opportunity to earn an annual cash bonus pursuant to the 2006 Management Incentive Plan. See "Compensation Discussion & Analysis-Base Salary & Management Incentive Plans."

The Company did not issue any stock options to the Named Executive Officers in 2006.

                                         OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

------------------------------------------------------------------------------------------------------------------------------

                                    Option Awards                                            Stock Awards
------------------------------------------------------------------------------------------------------------------------------
   Name       Number of     Number of    Equity      Option     Option    Number of    Market       Equity         Equity
              Securities   Securities   Incentive   Exercise  Expiration  Shares or   Value of     Incentive      Incentive
              Underlying   Underlying     Plan       Price       Date     Units of    Shares or      Plan        Plan Awards:
              Unexercised  Unexercised   Awards:       ($)                  Stock     Units of      Awards:       Market or
               Options       Options    Number of                         That Have  Stock That    Number of     Payout Value
                 (#)           (#)      Securities                           Not      Have Not     Unearned       of Unearned
             Exercisable  Unexercisable Underlying                        Vested (#)   Vested       Shares,         Shares,
                                        Unexercised                                      ($)       Units or       Units or
                                         Unearned                                                   Other        Other Rights
                                         Options                                                  Rights That     That Have
                                           (#)                                                     Have Not       Not Vested
                                                                                                    Vested           ($)
                                                                                                     (#)

    (a)          (b)           (c)         (d)        (e)        (f)         (g)         (h)          (i)            (j)
------------------------------------------------------------------------------------------------------------------------------
Robert A.       35,000          0           0         2.50    12/29/09        0           0            0              0
Levinson
------------------------------------------------------------------------------------------------------------------------------
                   556          0           0        10.00     5/16/07        0           0            0              0
Edward F.        4,444                                6.56     2/25/08
Cooke           10,000                                5.00    12/10/08
                25,000                                2.50    12/29/09
               200,000                                2.45     7/14/13
------------------------------------------------------------------------------------------------------------------------------



                                           OPTION EXERCISES AND STOCK VESTED
----------------------------------------------------------------------------------------------------------------------

                                          Option Awards                                  Stock Awards
----------------------------------------------------------------------------------------------------------------------
          Name              Number of Shares             Value                 Number of                Value
                               Acquired on            Realized on         Shares Acquired on         Realized on
                                Exercise                Exercise                Vesting                Vesting
                                   (#)                    ($)                     (#)                    ($)

          (a)                      (b)                    (c)                     (d)                    (e)
----------------------------------------------------------------------------------------------------------------------
Robert A. Levinson                 --                      --
----------------------------------------------------------------------------------------------------------------------

Edward F. Cooke                    --                      --
----------------------------------------------------------------------------------------------------------------------



                                                   PENSION BENEFITS
----------------------------------------------------------------------------------------------------------------------
          Name                  Plan Name           Number of Years        Present Value of       Payments During
                                                    Credited Service      Accumulated Benefit           2006
                                                          (#)                     ($)                    ($)


          (a)                      (b)                    (c)                     (d)                    (e)
----------------------------------------------------------------------------------------------------------------------
Robert A. Levinson                 --                      --                     --                     --
----------------------------------------------------------------------------------------------------------------------

Edward F. Cooke                    --                      --                     --                     --
----------------------------------------------------------------------------------------------------------------------

                                          NONQUALIFIED DEFERRED COMPENSATION
----------------------------------------------------------------------------------------------------------------------
       Name             Executive           Registrant       Aggregate Earnings     Aggregate     Aggregate Balance
                     Contributions in    Contributions in         in 2006          Withdrawals/    at December 31,
                           2006                2006                 ($)           Distributions          2006
                           ($)                 ($)                                     ($)               ($)


          (a)              (b)                 (c)                  (d)                (e)               (f)
----------------------------------------------------------------------------------------------------------------------
Robert A. Levinson          --                  --                   --                 --                --
----------------------------------------------------------------------------------------------------------------------

Edward F. Cooke             --                  --                1,570 (1)             --            15,099 (1)
----------------------------------------------------------------------------------------------------------------------

(1) This represents earnings during 2006 and the balance as of December 31, 2006 in the Belding Heminway Company, Inc. Supplemental Executive Savings Investment
Plan.

DIRECTOR COMPENSATION
The following is a table summarizing the compensation for non-employee directors:



   --------------------------------------------------------------------------------------------------------------------
         Name          Fees     Stock Awards    Option       Non-Equity        Change in      All Other       Total
                      Earned        ($)       Awards ($)   Incentive Plan    Pension Value   Compensation      ($)
                      or Paid                               Compensation          and            ($)
                      in Cash                                    ($)         Nonqualified
                        ($)                                                    Deferred
                                                                             Compensation
                                                                               Earnings


          (a)           (b)         (c)           (d)            (e)              (f)            (g)           (h)
   --------------------------------------------------------------------------------------------------------------------
   John McConnaughy   16,500         --          --(1)           --               --              --       16,500
   --------------------------------------------------------------------------------------------------------------------

   Giandomenico       16,750         --          --(2)           --               --              --       16,750
   Picco
   --------------------------------------------------------------------------------------------------------------------

   Edward H. Cohen    16,000         --          --(3)           --               --              --       16,000
   --------------------------------------------------------------------------------------------------------------------

   Joseph DiMartino   15,500         --          --(4)           --               --              --       15,500
   --------------------------------------------------------------------------------------------------------------------

(1) As of December 31, 2006, Mr. McConnaughy has outstanding options to purchase 3,300 shares of the Company's common stock. The options have exercise prices per share ranging from $1.11 to $2.00 and are fully vested.

(2) As of December 31, 2006, Mr. Picco has no outstanding options to purchase shares of the Company's common stock.

(3) As of December 31, 2006, Mr. Cohen has outstanding options to purchase 3,300 shares of the Company's common stock. The options have exercise prices per share ranging from $1.11 to $2.00 and are fully vested.

(4) Mr. DiMartino does not have any outstanding options and has resigned from the Board of Directors effective November 30, 2006.

Each director of the Company who is not an employee of the Company receives an annual director's fee of $15,000 plus $1,000 for each Board meeting attended by such director and $250 for each Board committee meeting which is not held on the same day as a Board meeting. The fees are payable in cash or common stock, at the election of the director. At this time each director has elected to be paid in cash.

Compensation Committee Interlocks and Insider Participation

There were no interlocks or other relationships among the Company's executive officers and directors that are required to be disclosed under applicable executive compensation disclosure requirements.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management and based on the review and discussion of the Compensation Discussion and Analysis the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the fiscal year 2006.

This report is respectfully submitted by the Compensation Committee of the Board of Directors which is comprised of John McConnaughy and Giandomenico Picco.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 28, 2006 regarding the ownership of equity securities by (i) each person who is known to the management of the Company to have been the beneficial owner of more than 5% of the outstanding shares of the Company's equity securities, (ii) each director and nominee for director, (iii) the Named Executive Officers and (iv) all directors and executive officers of the Company as a group.

                                                Common Stock                   Preferred Stock
                                          ------------------------         -----------------------

         Name and Address of          Amount and Nature      % of      Amount and Nature     % of
          Beneficial Owner              of Beneficial        Class       of Beneficial       Class
          ---------------                 Ownership          -----         Ownership         -----
                                          ---------                        ---------
GAMCO Investors, Inc.                     292,877 (1)         5.49%             --             --
Corporate Center
Rye, New York 10580

Robert A. Levinson                      1,653,726 (2)        30.81%       4,479,485 (3)       98.3%
1065 Avenue of the Americas
New York, New York 10018

Roger L. and Theresa S. Hueglin           268,850 (4)         5.04%
11 Blueberry Hill Road
Wilton, Connecticut 06897

Edward F. Cooke                           261,220 (5)         4.90%              --             --
c/o Blumenthal/Lansing, LLC
1 Palmer Terrace
Carlstadt, New Jersey 07072

John McConnaughy                           60,557 (6)         1.13%              --             --
1011 High Ridge Road
Stamford, Connecticut 06905

Giandomenico Picco                          1,000                *               --             --
c/o GDP Associates
950 Third Avenue, Suite 1800
New York, New York 10022

Edward H. Cohen                            24,822 (7)            *               --             --
c/o KMZ Rosenman
575 Madison Avenue
New York, New York 10022

All directors and executive officers    2,001,325 (8)         37.5%       4,479,485           98.3%
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

(2) Includes: (i) 469,999 shares held by Swenvest Corporation, as to which Mr. Levinson has sole voting and investment power; (ii) 15,000 shares held by three trusts for the benefit of Mr. Levinson's children, as to all of which trusts Mr. Levinson serves as co-trustee; and (iii) 35,000 shares subject to currently exercisable stock options.

(3) Includes 4,479,485 shares of Series A Preferred Stock held by Swenvest Corporation, as to which Mr. Levinson has sole voting and investment power.

(4)    This information is based solely upon the contents of a filing on
       Schedule 13G dated April 5, 2005, made by Roger L. and Theresa S.
       Hueglin.

(5)    Includes 240,000 shares subject to currently exercisable stock options.

(6)    Includes 3,300 shares subject to currently exercisable stock options.

(7) Includes 3,300 shares subject to currently exercisable stock options which are held by Mr. Cohen for the benefit of his law firm, Katten Muchin Rosenman LLP. Mr. Cohen disclaims beneficial ownership of all options he holds for the benefit of Katten Muchin Rosenman LLP.

(8)    Includes 281,600 shares subject to currently exercisable stock options.



                      Equity Compensation Plan Information
The following table provides information, as of December 31, 2006, with respect to all of the Company's compensation plans under which Common Stock is authorized for issuance:

                                                                                             Number of securities remaining
                               Number of securities to be     Weighted-average exercise       available for future issuance
                                 issued upon exercise of        price of outstanding         under equity compensation plans
                                  outstanding options,         options, warrants and       (excluding securities reflected in
Plan Category                     warrants and rights                  rights                      the first column)
-------------                     -------------------          ---------------------        ---------------------------------
Equity compensation plans
approved by security holders             411,200                       $ 2.79                            330,000

Equity compensation plans
not approved by security                       0                            0                                 0
holders*
                                        --------                       ------                          --------
                      Total:             411,200                       $ 2.79                           330,000
                                        ========                       ======                          ========

         * Each director of the Company who is not an employee of the Company receives an annual director's fee of $15,000, plus $1,000 for each Board meeting attended by such director and $250 for each Board committee meeting which is not held on the same day as a Board meeting. The fees are payable in cash or Common Stock, at the election of the director.


Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
              INDEPENDENCE.

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

The merger agreement provided that Mr. Levinson continue to serve as Chairman of the Board, President and Chief Executive Officer of the Company and all three members of the Board of Directors of the Company prior to the merger continue to serve as directors after the merger. The merger agreement also provided that Mr. Cooke, the then current Chief Financial Officer and Vice President of Carlyle, become Vice President, Chief Financial Officer, Treasurer and Secretary of the Company and that Mr. Cooke and Mr. Picco, each of whom was a director of Carlyle, serve as directors of the Company.

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

Mr. Levinson's employment agreement with Carlyle, which by operation of law is now an obligation of the Company (the "Employment Agreement"), commenced on January 1, 1999, continuing for a period of one year (the "Term of Employment"). The Employment Agreement allows for the Term of Employment to be renewed annually automatically thereafter, unless Mr. Levinson or the Company gives not less than thirty days written notice to the other. No such notice has been given. In addition, the Employment Agreement currently provides for a base salary of $200,000 per year (subject to increases as may be approved by the Board from time to time). If Mr. Levinson's employment is terminated without cause, Mr. Levinson would be entitled to receive the Base Salary for a period equal to the remainder of the Term of Employment. Further, in the event of a change in control of the Company, Mr. Levinson would be entitled to a lump sum severance payment generally equal to 2.99 times his average annual compensation for the five calendar years preceding the calendar year during which a change in control occurred. Mr. Levinson agreed to waive such provision in connection with the merger with Carlyle.

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

Loans and Guarantees

As of December 31, 2006, the Company owes Mr. Levinson $2.1 million, including accrued interest of $587,000. The long-term loans which total $1.5 million, together with the accrued interest, have been classified as a long-term obligation because Mr. Levinson has promised not to demand payment until January 1, 2009. On March 20, 2007, Mr. Levinson reaffirmed this undertaking in writing in a commitment letter dated March 13, 2007.

Additionally, Mr. Levinson has also provided certain collateral guaranteeing the Company's obligations under the $3,000,000 loan from JPMorgan Chase Bank pursuant to a promissory note due January 1, 2008 as amended. Furthermore, Mr. Levinson has provided certain collateral guaranteeing the Company's obligations under a financing arrangement with CIT, pursuant to which CIT has agreed to make an aggregate of $7,500,000 available to the Company and its subsidiaries. The Company accrues interest of 6% per annum on outstanding loans and advances from Mr. Levinson.

Director Independence

The Company's board of directors has determined that all its non-employee directors as of December 31, 2006 - Messrs. Picco, McConnaughy and Cohen - are independent under the independence requirements of Nasdaq and the Securities and Exchange Act of 1934, and Mr. DiMartino, prior to his resignation, was an "independent director" as well.

Other Relationships

The law firm of Katten Muchin Rosenman LLP, New York, New York, of which Edward
H. Cohen, a director of the Company, serves as Counsel, acts as counsel to the Company. Legal fees for services rendered by Katten Muchin Rosenman LLP to the Company during the fiscal year ended December 31, 2006 did not exceed 5% of the revenues of such firm for its most recent fiscal year. Mr. Cohen does not share in any fees paid by the Company to Katten Muchin Rosenman LLP.


Item 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed or to be billed by Friedman LLP ("Friedman") for each of the last two fiscal years for professional services rendered for the audit of the Company's annual financial statements, review of financial statements included in the Company's quarterly reports on Form 10-QSB and services that were provided in connection with statutory and regulatory filings or engagements were $155,000 for 2006 and $155,000 for 2005.

Audit-related Fees

The aggregate fees billed or to be billed by Friedman for each of the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements were $0 for 2006 and $10,000 for 2005.

Tax Fees

The aggregate fees billed by Friedman in each of the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning were $0 for 2006 and 2005.

All Other Fees

The aggregate fees billed by Friedman in each of the last two fiscal years for products and services other than those reported in the three prior categories were $16,000 and $14,000 for 2006 and 2005, respectively. The nature of the services performed for these fees included audit of the Company's pension and 401K plans.

Policy on Pre-Approval of Services Provided by Friedman LLP

The Audit Committee has established policies and procedures regarding pre-approval of all services provided by the independent auditor. The Audit Committee will annually review and pre-approve the services that may be provided by the independent auditor without obtaining specific pre-approval from the Audit Committee. Unless a type of service has received general pre-approval, it requires specific pre-approval by the Audit Committee if it is to be provided by the independent auditor. The Audit Committee may delegate, subject to any rules or limitations it may deem appropriate, to one or more designated members of the Audit Committee the authority to grant such pre-approvals; provided, however, that the decisions of any member to whom authority is so delegated to pre-approve an activity shall be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee has delegated such authority to Mr. McConnaughy, Chair of the Audit Committee.

Item 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                                   Schedule I

                        Valuation and Qualifying Accounts
                        December 31, 2006, 2005 and 2004


                                          "Addition"
                          Balance          charged to         "Other"                          Balance
                         beginning         costs and         additions         "Less"          at end
  Description             of year          expenses        (deductions)      deductions        of year
-----------------------------------------------------------------------------------------------------------
Year Ended
December 31,
2006

Allowance for
doubtful accounts      $         50     $         89      $         --      $         33 (b) $        106

Deferred tax
asset valuation
allowance              $      5,974     $         --      $         --      $      1,629     $      4,345

Year Ended
December 31,
2005

Allowance for
doubtful accounts      $         59     $          8      $         (1)     $         16 (b) $         50

Deferred tax
asset valuation
allowance              $          1     $      4,420      $      1,553 (a)            --     $      5,974

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

  10.21 Equipment Security Agreement dated January 24, 2002, among Carlyle and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.14 to Carlyle's current report on Form 8-K/A filed on March 14,
                  2002).

  10.22 Letter of Credit Agreement dated January 24, 2002, among Blumenthal/Lansing Company and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit
                  99.15 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

  10.23 Patent and Trademark Agreement dated January 24, 2002, among Blumenthal/Lansing Company and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit
                  99.17 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

  10.24 Patent and Trademark Agreement dated January 24, 2002, among Westwater Industries, Inc. and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit
                  99.18 to Carlyle's Current Report on Form 8-K/A filed on March 14, 2002).

  10.25           2006 Management Incentive Plan +-

  10.26 Amendment to Commitment letter dated March 21, 2006 between Mr. Robert A. Levinson and Levcor International, Inc.

  10.27           Amendment to CIT Financing Agreement dated March 27, 2006

  10.28           Amendment to the CIT Factoring Agreement dated March 27, 2006

  10.29 Endorsement #5 dated as of March 16, 2006 to the Promissory Note between Levcor International, Inc. and JP Morgan Chase Bank dated May 3, 2002

  10.30 Acknowledgment and Consent of Endorsement #5 dated March 16, 2006 to the Promissory Note dated May 3, 2002 between Levcor International, Inc. and JP Morgan Chase Bank

  10.31           Employment Agreement dated as of March 24, 1998 between Edward
                  F. Cooke and Carlyle Industries, Inc., incorporated herein by reference to Exhibit 10.33 to Carlyle Industries, Inc.'s 1997 Annual Report on Form 10 K filed on March 26, 1998 (SEC file number 001-03462). +

  10.32 Employment Agreement dated February 22, 1999 and made effective as of January 1, 1999 between Robert A. Levinson and Carlyle Industries, Inc., incorporated herein by reference to
                  Exhibit 10.37 to Carlyle Industries, Inc.'s 1998 Annual Report on Form 10 K filed on March 31, 1999 (SEC file number 001-03462) +

  10.33 Belding Heminway Company, Inc. Supplemental Executive Savings Investment Plan dated December 21, 1995 (incorporated herein by reference to Exhibit 10.32 to Levcor's 10-KSB/A filed on May 2, 2005) +

  10.34 Letter dated January 13, 2005 from Mr. Robert A. Levinson (incorporated herein by reference to Exhibit 10.33 to Levcor's 10-KSB/A filed on May 2, 2005)

  10.35 Endorsement No. 4 dated February 1, 2005 to the Promissory Note dated May 3, 2002 executed by Levcor in favor of JP Morgan Chase Bank (incorporated herein by reference to Exhibit
                  10.34 to Levcor's 10-KSB/A filed on May 2, 2005)

  10.36      *    Amendment entered into on March 20, 2007 to the Financing
                  Agreement dated January 24, 2002, between Levcor
                  International, Inc. ("Company") and CIT Group/Commercial
                  Services, Inc. ("CIT"), the Factoring Agreement between CIT and the Company dated September 17, 1998 and the Promissory
                  Note in the principal amount of $2,000,000 dated January 24, 2002.

  10.37      *    Letter dated March 13, 2007 from Robert A. Levinson.

  10.38 Amendment dated July 26, 2006 to the Accounts Receivable Financing Agreement dated January 24, 2002 between Blumenthal Lansing Company, LLC and the CIT Group/Commercial Services, Inc. (incorporated herein by reference to exhibit 10.1 to the Company's Form 10-Q filed on August 14, 2006).

  10.39 Amendment dated July 26, 2006 to the Factoring Agreement dated September 17, 1998 between Levcor International, Inc and the CIT Group/Commercial Services, Inc. (incorporated herein by reference to exhibit 10.2 to the Company's Form 10-Q filed on August 14, 2006).

  10.40 Amendment dated July 26, 2006 to the Factoring Agreements between Blumenthal Lansing Company, LLC, Westwater Industries, LLC, Levcor International, Inc. and the CIT Group/Commercial Services, Inc. (incorporated herein by reference to exhibit
                  10.3 to the Company's Form 10-Q filed on August 14, 2006).

  10.41 Endorsement No. 6 dated July 26, 2006 to the Promissory Note dated May 3, 2002 by Levcor International, Inc. in favor of JPMorgan Chase Bank, N.A. (incorporated herein by reference to exhibit 10.4 to the Company's Form 10-Q filed on August 14,
                  2006).

  10.42 Acknowledgment and Consent of Endorsement No. 6 dated July 26, 2006 to the Promissory Note dated May 3, 2002 by Levcor International Inc. in favor of JPMorgan Chase Bank N.A. (incorporated by reference herein by reference to exhibit 10.5 to the Company's Form 10-Q filed on August 14, 2006).

  14 Code of Ethics for Senior Financial Officers and the Principal Executive Officer (incorporated herein by reference to Exhibit 14 to Levcor's 10-KSB/A filed on April 29, 2004)

  21         *    Subsidiaries of the Company.

  23         *    Consent of Independent Registered Public Accounting Firm.

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

  99.3       *    Charter for the Compensation Committee of the Board of
                  Directors.

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


                                              LEVCOR INTERNATIONAL, INC.

Date: March 23, 2007                          By: /s/ ROBERT A. LEVINSON
                                                  ------------------------------
                                                  Robert A. Levinson,
                                                  Chairman of the Board,
                                                  President and Chief Executive
                                                  Officer

Date: March 23, 2007
                                              By: /s/ EDWARD F. COOKE
                                                  ------------------------------
                                                  Edward F. Cooke,
                                                  Chief Financial Officer,
                                                  Vice President, Secretary,
                                                  Treasurer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ ROBERT A. LEVINSON          3/23/07         /s/ EDWARD F. COOKE                   3/23/07
---------------------------------------         ---------------------------------------------
Robert A. Levinson              Date            Edward F. Cooke                         Date
Chairman of the Board, Chief                    Chief Financial Officer,
Executive Officer and President                 Vice President, Secretary, Treasurer and
(Principal Executive Officer)                   Director
                                                (Principal Financial Officer)


/s/ EDWARD H. COHEN             3/23/07         /s/ GIANDOMENICO PICCO                3/23/07
---------------------------------------         ---------------------------------------------
Edward H. Cohen                                 Giandomenico Picco                    Date
Director                                        Director


/s/ JOHN McCONNAUGHY            3/23/07
---------------------------------------
John McConnaughy                Date
Director