Form 10-Q
period 2007-03-31
LEVCOR INTERNATIONAL INC
filed 2007-05-15
CIK 76094

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2007
                                    --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to ______


                          Commission File No. 0-50186


                           LEVCOR INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                            06-0842701
-------------------------------                            -------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)


1065 Avenue of the Americas, New York, New York                  10018
------------------------------------------------               ----------
(Address of Principal Executive Offices)                       (Zip Code)


                                 (212) 354-8500
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


              Former name, former address and former fiscal year,
                      if changed since last report:   N/A
                                                    -------

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

Large accelerated filer [ ]   Accelerated  filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

As of May 14, 2007, 5,331,881 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

================================================================================

                           LEVCOR INTERNATIONAL, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          as of March 31, 2007 (Unaudited) and December 31, 2006...............1

          Condensed Consolidated Statements of Income (Unaudited)
          for the Three Months Ended March 31, 2007 and 2006...................2

          Condensed Consolidated Statements of Comprehensive Income
          (Unaudited) for the Three Months Ended March 31, 2007 and 2006 ......3

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Three Months Ended March 31, 2007 and 2006...................4

          Notes to Condensed Consolidated Financial Statements (Unaudited).....5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..........................................19

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........35

Item 4.   Controls and Procedures.............................................36

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................37

Item 1A.  Risk Factors........................................................38

Item 6.   Exhibits ...........................................................41

          Signatures..........................................................42


                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                            March 31,
ASSETS                                                                         2007        December 31,
Current Assets:                                                            (Unaudited)         2006
                                                                          --------------   --------------
    Cash                                                                  $           81   $           69
    Accounts receivable trade, net                                                 3,124            2,946
    Inventories, net                                                               5,154            5,343
    Other current assets                                                             220               86
                                                                          --------------   --------------
        Total current assets                                                       8,579            8,444

Property, Plant and Equipment, net                                                 1,858            1,917
Goodwill                                                                           2,543            2,543
Other assets                                                                         262              281
                                                                          --------------   --------------
        Total Assets                                                      $       13,242   $       13,185
                                                                          ==============   ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
    Revolving loan and current maturities of long-term debt               $        5,080   $        4,591
    Accounts payable                                                               1,426            1,058
    Pension liabilities, current portion                                           2,134            1,859
    Income taxes payable                                                             179              204
    Other current liabilities                                                        737              859
                                                                          --------------   --------------
        Total current liabilities                                                  9,556            8,571
                                                                          --------------   --------------
Long term debt, less current maturities                                            4,119            4,155
Stockholder loans                                                                    750            1,500
Accrued interest, stockholder loans                                                  598              587
Pension liabilities, less current portion                                          1,135            1,494
Environmental liabilities                                                          1,289            1,290
Other liabilities                                                                    356              335
Mandatorily Redeemable Preferred Stock, par value $0.01 per share
    8,000,000 shares authorized:  Shares issued and outstanding:
    Series A - 4,555,007                                                           4,555            4,555
Accumulated dividends on Mandatorily Redeemable Stock                                354              285
                                                                          --------------   --------------

        Total Liabilities                                                         22,712           22,772
                                                                          --------------   --------------

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common Stock, par value $0.01 per share
    15,000,000 shares authorized;
    Shares issued and outstanding: 5,331,881 as of
        March 31, 2007 and December 31, 2006                                          54               54
Additional paid in capital                                                        33,232           33,231
Accumulated Deficit                                                              (40,091)         (40,213)
Accumulated Other Comprehensive Loss                                              (2,665)          (2,659)
                                                                          --------------   --------------
Total Stockholders' Deficit                                                       (9,470)          (9,587)
                                                                          --------------   --------------
Total Liabilities and Stockholders' Deficit                               $       13,242   $       13,185
                                                                          ==============   ==============


The accompanying notes are an integral part of these condensed consolidated financial statements


                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                          ---------------------------
                                                                              2007           2006
                                                                          ------------   ------------
Net sales                                                                 $      5,265   $      5,821
Cost of sales                                                                    3,484          3,587
                                                                          ------------   ------------
Gross profit                                                                     1,781          2,234
Selling, general and administrative expenses (including stock-based compensation expense of $1 and $27 for the three months
        ended March 31, 2007 and 2006, respectively)                             1,401          1,588
                                                                          ------------   ------------
Income from continuing operations before interest and
        and income tax                                                             380            646
Interest expense                                                                   204            139
Dividends on mandatorily redeemable preferred stock                                 68             68
                                                                          ------------   ------------
Income from continuing operations before income tax                                108            439
Income tax benefit                                                                  --             23
                                                                          ------------   ------------
Income from continuing operations                                                  108            462
Income (loss) from discontinued operations, net of tax                              14            (77)
                                                                          ------------   ------------
Net income                                                                $        122   $        385
                                                                          ============   ============
Income per share:
        Basic:
           Income from continuing operations                              $        .02   $        .08
           Income (loss) from discontinued operations                                *           (.01)
                                                                          ------------   ------------
           Net income                                                     $        .02   $        .07
                                                                          ============   ============
        Diluted:
           Income from continuing operations                              $        .02   $        .08
           Income (loss) from discontinued operations                                *           (.01)
                                                                          ------------   ------------
           Net income                                                     $        .02   $        .07
                                                                          ============   ============

Weighted average shares outstanding - basic                                      5,332          5,332
Potential common stock                                                              --              8
                                                                          ------------   ------------
Weighted average shares outstanding - diluted                                    5,332          5,340
                                                                          ============   ============

*Less than $.005

The accompanying notes are an integral part of these condensed consolidated financial statements.


                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                       STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                               Three Months Ended
                                                                                   March 31,
                                                                          ---------------------------
                                                                              2007           2006
                                                                          ------------   ------------
Net income                                                                $        122   $        385
Other comprehensive loss:
        Foreign currency translation adjustment                                     (6)           (10)
                                                                          ------------   ------------
Comprehensive income                                                      $        116   $        375
                                                                          ============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.


                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                               Three Months Ended
                                                                                   March 31,
                                                                          ---------------------------
                                                                              2007           2006
                                                                          ------------   ------------

Cash Flows Provided By (Used In) Operating Activities:
Net income                                                                $        122   $        385
Reconciliation of net income to net cash provided by
   (used in) operations:
    Depreciation and amortization                                                   97             91
    Non-cash stock-based compensation                                                1             27
    Accrued interest on stockholder loans                                           11             35
    Accrued dividends on mandatorily redeemable preferred stock                     68             68
    Changes in operating assets and liabilities:
        Accounts receivable trade, net                                            (178)        (1,341)
        Inventories, net                                                           179            748
        Other current assets                                                      (134)          (119)
        Other assets                                                                (3)           (45)
        Income taxes payable                                                       (25)           (13)
        Accounts payable                                                           368           (524)
        Other current liabilities                                                 (122)          (162)
        Pension liabilities                                                        (84)           (23)
        Environmental liabilities                                                   (1)           (34)
        Other liabilities                                                           21             18
                                                                          ------------   ------------
           Net cash provided by (used in) operating activities                     320           (889)
                                                                          ------------   ------------

Cash Flows Used In Investing Activities:
Capital expenditures                                                                --             (4)
Investment in other assets                                                         (11)            (9)
                                                                          ------------   ------------
        Net cash used in investing activities                                      (11)           (13)
                                                                          ------------   ------------

Cash Flows Provided By (Used In) Financing Activities:
Borrowings under revolving loan                                                  5,087          5,944
Repayments under revolving loan                                                 (4,598)        (4,548)
Repayment of long - term debt                                                      (36)           (36)
Repayments of stockholder loans                                                   (750)            --
Due to factor                                                                       --           (429)
                                                                          ------------   ------------
        Net cash provided by (used in) financing activities                       (297)           931
                                                                          ------------   ------------

Increase in cash                                                                    12             29
Cash at beginning of period                                                         69             50
                                                                          ------------   ------------
Cash at end of period                                                     $         81   $         79
                                                                          ============   ============

Supplemental Disclosure of Cash Flow Information:
Cash paid (refunded) during the period for:
    Interest                                                              $        204   $        197
                                                                          ============   ============
    Income taxes                                                          $         25   $        (11)
                                                                          ============   ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1:  UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------

Nature of Operations:
---------------------
Levcor International, Inc. and Subsidiaries (the "Company" or "Levcor" or "we") manufacture, package and distribute a line of buttons and other craft products for sale in the home sewing and craft retail industry. The Company formerly operated a textile business which is treated as a discontinued operation as described in Note 3. The Company sells its products to customers primarily in North America and also has distribution in Canada and Europe.

The accompanying unaudited condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of regulation S-X and accounting principles generally accepted in the United States of America ("GAAP"), as applicable to interim financial information and following other requirements of the Securities and Exchange Commission ("SEC") for interim reporting. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. The interim results are not necessarily indicative of the results for a full year and do not contain information included in the Company's annual consolidated financial statements and notes for the year ended December 31, 2006. The consolidated balance sheet as of December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is suggested that these condensed consolidated financial statements be used in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

The condensed consolidated balance sheets as of March 31, 2007 (unaudited) and December 31, 2006 (audited) and the unaudited condensed consolidated statements of income, comprehensive income and cash flows for the three months ended March 31, 2007 and 2006 include the accounts of the Company and subsidiaries.


NOTE 2:  GOING CONCERN
----------------------

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company's ability to continue as a going concern is dependent upon its ability to execute management's plans to be profitable, generate positive cash flow from operations, obtain financing to meet the Company sponsored defined benefit pension funding obligations currently estimated to be $1.8 million in 2007 and to continue to have access to existing financing to meet obligations and repay liabilities when they come due, including amounts payable with respect to claimed environmental liabilities in connection with the Solvents Recovery Service of New England Superfund Site (see Note 13) in the event the parent corporation is determined to be responsible for these claimed liabilities and the redemption of preferred stock due in 2007 and thereafter. Although management continues to pursue these plans and believes it will be successful, there is no assurance that the Company will be successful in generating such profitable operations or maintaining such access to existing financing or obtaining financing for such pension and environmental obligations on terms acceptable to the Company. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to satisfy the Company's capital needs through cash generated from operations, advances under its facilities with CIT and stockholder loans. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 3:  DISCONTINUED OPERATIONS
--------------------------------

During the fourth quarter of 2005, the Company's Board of Directors approved management's plan to exit the garment manufacturing business. On May 11, 2006, management determined to exit its remaining Textile business completely. As a result, Textile segment operations for the current and prior comparative periods have been presented as discontinued operations.

During 2006, the Company disposed of substantially all significant Textile business inventory and had inventory of $15,000 and no liabilities at December 31, 2006. As of March 31, 2007 the Company had no Textile business assets or liabilities remaining. The Company does not expect to incur any additional exit costs.

The Textile segment generated the following operating results which have been classified as discontinued operations in the unaudited condensed consolidated statements of income (dollars in thousands):

                                                                Three Months Ended March 31,
                                                                ---------------------------
                                                                    2007            2006
                                                                ------------   ------------
Sales                                                           $         30   $      1,868
Cost of sales                                                             16          1,696
                                                                ------------   ------------
Gross profit                                                              14            172
Selling, general and administrative
    expense                                                               --            157
Interest expense                                                          --             92
                                                                ------------   ------------
Results of discontinued operations, net of tax                  $         14   $        (77)
                                                                ============   ============

Effective June 30, 2006, the short and long term debt of the Textile business became short and long term debt of the Company's continuing operations and as such, interest expense related to this debt in future periods will be classified as part of our continuing operations.

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

Cash and Cash Equivalents:
-------------------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at March 31, 2007 and December 31, 2006.

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

Accounts Receivable:
-------------------

Accounts receivable are stated at the net realizable value. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $192,000 at March 31, 2007 and $106,000 at December 31, 2006.

Inventories:
-----------

Inventories are valued at the lower of cost or market using a weighted-average cost method basis. We make provisions for obsolete or slow moving inventories as necessary to properly reflect inventory value.

Long-Lived Assets:
-----------------

The Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, the asset is written down to its estimated fair value. When assets are removed from operations and held for sale, the impairment loss is estimated as the excess of the carrying value of the assets over their fair value. No such impairments of long-lived assets were recorded for the three months ended March 31, 2007 and 2006.

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

The Company has significant deferred tax assets, resulting from net operating loss carryforwards and deductible temporary differences. As of March 31, 2007 and December 31, 2006, the Company has provided a full valuation allowance against its deferred tax assets. Management weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in past years. The Company will continue to maintain a full valuation allowance on our tax benefits until profitability has been sustained over a time period and in amounts that are sufficient to support a conclusion that it is more likely than not that a portion or all of the deferred tax assets will be realized. A decrease in our valuation allowance would result in an immediate material income tax benefit, an increase in total assets and stockholder's deficit, and could have a significant impact on earnings in future periods.

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

Loss Contingencies:
------------------

There are times when non-recurring events occur that require management to consider whether an accrual for a loss contingency is appropriate. Accruals for loss contingencies typically relate to certain legal proceedings, customer and other claims and litigation. As required by SFAS No. 5, we determine whether an accrual for a loss contingency is appropriate by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our legal proceedings, warranty and other claims and litigation based on available information to assess potential liability. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results assuming a combination of litigation and settlement strategies. The adverse resolution of any one or more of these matters over and above the amounts that have been estimated and accrued in the unaudited condensed consolidated financial statements could have a material adverse effect on our business, results of operations and financial condition.

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

Fair Value of Financial Instruments:
-----------------------------------

The Company's financial instruments are comprised of revolving debt, long-term debt, loans payable to stockholder, Robert A. Levinson, and Series A Mandatory Redeemable Preferred Stock at March 31, 2007 and December 31, 2006. The fair values of the revolving debt, long-term debt, loans payable to Robert A. Levinson and Series A Mandatory Redeemable Preferred Stock approximate the carrying values because these obligations had market-based interest rates.

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

Advertising:
-----------

The Company expenses the cost of advertising at the time the cost is incurred. Advertising expense totaled approximately $1,600 and $17,000 during the three months ended March 31, 2007 and 2006, respectively.

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

Stock-Based Compensation:
------------------------

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123(R)), "Share-Based Payment," to account for stock-based compensation. Among other items, SFAS No. 123(R) eliminates the use of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and the intrinsic value method of accounting and requires companies to recognize in their financial statements the cost of services received in exchange for awards of equity instruments based on the grant date fair value of those awards. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and other equity-based compensation beginning in the first quarter of adoption. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, has been or will be recognized in the Company's financial statements over the remaining vesting period. For equity-based compensation awards granted or modified subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant or modification has been or will be recognized in the Company's consolidated financial statements over the vesting period. The Company utilizes the Black-Scholes option pricing model to measure the fair value of stock options. Prior to the adoption of SFAS No. 123(R), the Company followed the intrinsic value method in accordance with APB Opinion No. 25 to account fro stock-based compensation.

Reclassifications:
-----------------

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Recently Issued Accounting Pronouncements

In October 2006, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. Financial Accounting Standard ("FAS") 123(R)-5, Amendment of FSP FAS 123(R)-1, ("FSP FAS123(R)-5") to address whether a change to an equity instrument in connection with an equity restructuring should be considered a modification for the purpose of applying FSP No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FAS Statement No 123(R) ("FSP FAS123(R)-1"). FSP FAS 123(R)-1 states that financial instruments issued to employees in exchange for past or future services are subject to the provisions of FAS 123(R) unless the terms of the award are modified when the holder is no longer an employee. In FSP FAS 123(R)-5, the FASB staff concluded that changes to the terms of an award that are made solely due to an equity restructuring are not considered modifications as described in FSP FAS 123(R)-1 unless the fair value of the award increases, anti-dilution provisions are added, or holders of the same class of equity instruments are treated unequally. FSP FAS 123(R)-5 is effective for the first reporting period beginning after October 10, 2006. The adoption of FSP FAS 123(R)-5 did not have a material impact on the Company's unaudited condensed consolidated financial statements.

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

NOTE 5:   INVENTORIES
---------------------

The components of inventories as of March 31, 2007 and December 31, 2006, net of reserves are as follows (dollars in thousands):

                                               2007           2006
                                            ----------     ----------
                   Raw materials            $    2,443     $    2,614
                   Work in progress                 88             87
                   Finished goods                2,623          2,642
                                            ----------     ----------
                                            $    5,154     $    5,343
                                            ==========     ==========

At March 31, 2007 and December 31, 2006 inventories were valued on a weighted-average cost method basis. Inventories are stated at the lower of cost or market. Cost elements included in inventory are material, labor and overhead, primarily using standard cost, which approximates actual cost.

NOTE 6:   PROPERTY, PLANT AND EQUIPMENT
---------------------------------------

The components of Property, Plant and Equipment as of March 31, 2007 and December 31, 2006 are as follows (dollars in thousands):

                                                                   2007           2006
                                                                ----------     ----------
         Land and improvements                                  $       80     $       79
         Buildings and improvements                                  2,494          2,491
         Machinery and equipment                                     2,258          2,248
                                                                ----------     ----------
                                                                     4,832          4,818
         Less: Accumulated depreciation and amortization            (2,974)        (2,901)
                                                                ----------     ----------
                                                                $    1,858     $    1,917
                                                                ==========     ==========

Depreciation and amortization expense for the three months ended March 31, 2007, and 2006 totaled approximately $97,000, and $91,000, respectively.

NOTE 7:   SHORT TERM AND LONG TERM DEBT
---------------------------------------

The Company has a credit facility with CIT and a promissory note payable to JPMorgan Chase Bank ("JPMorgan"). In addition, the Company has borrowings and advances outstanding from Robert A. Levinson, a stockholder, officer and director of the Company.

The Company's credit facility with CIT (the "CIT Facility") provides for maximum aggregate borrowings of up to $7.5 million in the form of revolving credit, letters of credit and term loans. The CIT Facility is comprised of separate financing agreements with the Company and its wholly-owned subsidiary, Blumenthal Lansing Company, LLC ("Blumenthal"). Availability under the Company's credit facility with CIT as of March 31, 2007 totaled $384,000.

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.3 million of which was outstanding at March 31, 2007, (ii) revolving credit advances to the Company, $1.3 million of which was outstanding at March 31, 2007 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, $3.6 million of which was outstanding at March 31, 2007, and a Letter of Credit facility with a limit of $500,000, of which there was none outstanding at March 31, 2007. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.0 million due on January 1, 2009. The revolving credit advances are also due on January 1, 2009. CIT may terminate the Credit facility upon 60 days written notice. $2.5 million of the amounts outstanding under the CIT Facility bear interest at Chase Bank N.A. prime rate (8.25%) and amounts in excess of $2.5 million bear interest at the Chase Bank N.A. prime rate plus 0.5% (8.75%) with a minimum rate of 5.0%.

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

The Company also has a factoring agreement with CIT, which matures on January 1, 2009. As of March 31,2007 there was no balance due to or from CIT under the factoring agreement.

The promissory note payable to JPMorgan in the amount of $3.0 million is dated May 2, 2002 and has a maturity date of January 1, 2009, as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBOR Rate applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at March 31, 2007 was 6.1875%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

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

The Company had outstanding loans payable to Mr. Levinson totaling $750,000 and $1,500,000 as of March 31, 2007 and December 31, 2006, respectively. In addition, Mr. Levinson has pledged collateral in support of certain Company obligations. Accrued interest on Mr. Levinson's loans has been classified as noncurrent liabilities on the Company's balance sheet and totaled $598,000 and $587,000, respectively, at March 31, 2007 and December 31, 2006. He has also agreed not to demand any repayment of principal or interest currently owed until January 1, 2009.

As of March 31, 2007, the Company was in compliance with all debt covenants as defined in the respective agreements.

Future maturities of long-term debt during each of the next five years ending March 31 and thereafter were as follows (in thousands):

                      2008          $    144
                      2009             4,869
                                    --------
                                    $  5,013
                                    ========

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

The benefits under the plan are determined based on formulas, which reflect the employees' years of service and compensation during their employment period. The projected unit credit method is used to determine pension cost. Funding requirements for the plan are based on the unit credit method. The Company's policy is to fund pension cost as required by ERISA. With respect to the 2006 plan year, the Company has $990,482 due on September 15, 2007, based on current legislated discount rates and actuarial assumptions. In addition, current actuarial assumptions project contributions with respect to the 2007 Plan year totaling approximately $1.1 million of which $800,514 would be payable in 2007. The financial statements have been prepared based on these current actuarial assumptions.

On August 17, 2006 The Pension Protection Act of 2006 was signed into law. New pension funding rules are effective for plan years beginning on or after January 1, 2008. For 2006 and 2007 the prior law funding rules remain in effect. Under the new law, the 90% funding target is replaced with a 100% target. Shortfalls from the 100% target must be amortized over a seven year period.

In addition to the liability of $2.0 million for this Company sponsored plan, the Company also has an additional pension liability in the amount of $963,000 at March 31, 2007 in connection with a terminated multi-employer plan which requires annual payments of $142,000 inclusive of principal and interest through 2016. In addition, the Company has a $277,000 deferred compensation liability payable to the former owner of an acquired business.

A summary of net periodic benefit costs of the Company's defined benefit plan and post retirement medical benefit plan for the three months ended March 31, 2007 and 2006, respectively, are as follows (dollars in thousands):


                                                               Three Months Ended
                                                           -------------------------
                                                                   March 31,
                                                           -------------------------
         Pension Benefits                                     2007           2006
         ----------------                                  ----------     ----------
         Service                                           $       --     $       --
         Interest cost                                            284            297
         Expected return on plan assets                          (351)          (334)
         Amortization of prior service cost                        --             --
         Recognized net actuarial loss                              9             45
                                                           ----------     ----------
         Net periodic benefit (income) expense             $      (58)    $        8
                                                           ==========     ==========

                                                               Three Months Ended
                                                           -------------------------
                                                                   March 31,
                                                           -------------------------
         Other Benefits                                       2007           2006
         ----------------                                  ----------     ----------
         Service                                           $       --     $       --
         Interest cost                                             --             13
         Expected return on plan assets                            --             --
         Amortization of prior service cost                        --             (4)
         Recognized net actuarial (gain)                           --            (20)
                                                           ----------     ----------
         Net periodic benefit (gain)                       $       --     $      (11)
                                                           ==========     ==========

In September 2006, the Company determined that it would terminate its post retirement medical plan as of December 31, 2006. As a result, the Company reduced the balance sheet liability for post retirement medical costs by $1.7 million as of September 30, 2006 and recorded a corresponding non-cash gain on the plan termination. As of March 31, 2007, the Company continued to have approximately $16,000 included in other current liabilities related to payments expected to be made under the plan during the run off period in 2007 for 2006 claims.

For more information on the Company's pension and other post-retirement benefit plans, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K.

NOTE 9: INCOME TAXES
--------------------

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on its unaudited condensed consolidated financial statements. The Company files tax returns in the U.S. federal jurisdiction and in various states. All federal and state tax filings for the Company as of December 31, 2005 have been timely filed. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has utilized net operating loss carry forwards that have attributes from closed periods. Since these net operating loss carry forwards were utilized in the open periods, they remain subject to examination.

As of March 31, 2007, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

NOTE 10:   CUSTOMER CONCENTRATIONS
----------------------------------

The Company's customer base has been and continues to be highly concentrated. The Company's largest three customers (Wal-Mart, a mass merchandiser and Jo-Ann Stores and Hancock Fabrics, each a specialty chain) represented approximately 46%, 27% and 5%, respectively, during the three months ended March 31, 2007 and 52%, 21% and 7%, respectively, during the three months ended March 31, 2006. These customers also represented approximately 77% and 63% of the total outstanding accounts receivable as of March 31, 2007 and December 31, 2006, respectively. A reduction in sales to any of these customers could adversely impact the financial condition and results of operations of the Company.

On March 21, 2007, Hancock Fabrics, the Company's third largest customer in 2006, announced it will close approximately 134 of its 443 stores in 2007 as it reorganizes under Chapter 11. On December 31, 2006 the Company recorded an allowance of $75,000 against the uncollected 2006 accounts receivable balance of Hancock Fabrics. In addition, as of March 31, 2007, the Company recorded an additional allowance of $86,000 against 2007 pre-bankruptcy sales.

NOTE 11:   RELATED PARTY TRANSACTIONS
-------------------------------------

Robert A. Levinson, a stockholder, officer and director had outstanding loans of $750,000 and $1.5 million as of March 31, 2007 and December 31, 2006, respectively. The Company also had $598,000 and $587,000 of accrued interest payable to Mr. Levinson with respect to such loans as of March 31, 2007 and December 31, 2006, respectively. He has also pledged collateral in support of certain Company obligations. See Note 7 for a description of these transactions.

In addition to being a director of the Company, Edward H. Cohen serves as counsel to Katten Muchin Rosenman LLP, legal counsel to the Company. During the three months ended March 31, 2007 and 2006, fees for services provided to the Company by Katten Muchin Rosenman LLP totaled approximately $20,000 and $104,000, respectively. Mr. Cohen does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

NOTE 12:  MANDATORILY REDEEMABLE PREFERRED STOCK
------------------------------------------------

The Series A Preferred Stock is subject to mandatory redemption, to the extent the Company may lawfully do so, in three equal annual installments on June 15, 2007, June 15, 2008 and June 15, 2009, in each case, from funds legally available therefore, at a price per share of Series A Preferred Stock equal to $1 per share, together with an amount representing accrued and unpaid dividends, whether or not declared, to the date of redemption. Under the terms of the Company's Certificate of Incorporation, the mandatory redemption of the Series A Preferred Stock can only be made to the extent that such redemptions can be made without contravening or causing default under any contract, agreement or other instrument by which the Company or its subsidiaries or any of their property is bound. Under the terms of the CIT Facility, preferred stock redemption payments are prohibited and preferred stock dividend payments are limited to $300,000 per year. Because preferred stock redemption payments are prohibited under the CIT Facility, the Company is precluded by its Certificate of Incorporation from making any such payments so long as the CIT Facility is outstanding. In addition, the amount redeemable within the next twelve months, including accumulated dividends, will continue to be classified as a noncurrent liability so long as any portion of the CIT Facility has a maturity of more than one year. The CIT Facility is currently scheduled to mature on January 1, 2009.

Dividends on the Series A Preferred Stock accrue at a rate of $0.06 per annum per share when, as and if declared by the Company and are payable quarterly on March 15, June 15, September 15 and December 15. Quarterly dividends which are not paid in full in cash on any dividend payment date will accumulate without interest until the first mandatory redemption date. In the event that the Company does not redeem shares of Series A Preferred Stock, any unpaid accumulated dividends will also begin to accrue dividends from that date forward at the rate of 6% per year.

The availability of resources to make dividend payments to the holders of Series A Preferred Stock in the future will depend on the Company's future earnings and cash flow. Under Delaware law, preferred dividend payments are restricted to the Company's accumulated or current earnings and profits. Losses in 2005 and earlier years have depleted the Company's accumulated earnings and profits and, as such, future preferred dividend payments will be limited to future earnings and profits. Preferred dividends which cannot be paid under Delaware law will continue to accrue and will be added to the Preferred Stock liability account. As of March 31, 2007, unpaid preferred stock dividends totaled approximately $354,000 and have been classified as a noncurrent liability on the Company's balance sheet. The preferred stock is owned 98.3% by Mr. Robert A. Levinson, a stockholder, officer and director of the Company. The mandatorily redeemable preferred stock is redeemable at $1.00 per share plus accrued and unpaid dividends.

NOTE 13:   COMMITMENT AND CONTINGENCIES
---------------------------------------

Environmental. The Company is subject to a number of federal, state and local environmental laws and regulations, including those concerning the treatment, storage and disposal of waste, the discharge of effluents into waterways, the emissions of substances into the air and various health and safety matters. In addition, CERCLA and comparable state statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. These parties are typically identified as "potentially responsible parties" or "PRPs." On or about June 1992 the Company received notices from the United States Environmental Protection Agency ("EPA") that the Company, Belding Corticelli Thread Co. ("BCTC") (a discontinued operation) and Carlyle Manufacturing Company, Inc. ("CM") (a subsidiary) had been identified, along with 1,300 other parties, as PRPs in connection with the alleged release of hazardous substances from the Solvents Recovery Service of New England Superfund Site in Southington, Connecticut (the "SRS site"). The Company settled its alleged liability in connection with the SRS site by paying $1,626 in connection with a settlement offered to de minimis parties at the SRS site in 1994. BCTC and CM, along with other PRPs, committed to perform the Remedial Investigation and Feasibility Study ("RIFS") and two Non-Time Critical Removal Actions ("NTCRA") at the SRS site. The RIFS, and the first NTCRA (except for certain maintenance activities) have been completed. BCTC and CM have been allocated approximately .04% and 1.34%, respectively, of costs incurred to date, based on their alleged volume of waste shipped to the SRS site. In September of 2005, the EPA issued its Record of Decision ("ROD") for the SRS site. In September 2006, the EPA sent special notice letters to the PRPs to initiate consent decree negotiations concerning, among other things, the scope of the work to be performed under the ROD and reimbursement of all, or a significant portion, of EPA's past response costs and future costs to be incurred in overseeing the remedial work. In December 2006, CM and BCTC joined in the SRS PRP Group offer to the EPA to (i) construct and operate the remedial action contemplated by the ROD (subject to certain proposed changes) and (ii) reimburse EPA for portions of its past and future site-related costs. Assuming negotiations between EPA and the PRP Group are successful, it is expected that payments by parties to the Consent Decree would begin in 2008.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Introduction

This 2007 Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, the Company's ability to continue to operate as a going concern, the Company's lenders continuing to support the Company, the Company's ability to secure additional financing to meet future capital needs, the timing and amount of required defined benefit plan contributions, the Company's ability to generate increased revenues from its operations, reliance on short term advances from a significant stockholder, the Company's ability to generate free cash flow or obtain additional financing in excess of its debt service and other current obligations in order to support and grow its business, reliance on a limited number of significant customers, future revenue opportunities, inventory risk, growth of the Company's business in Europe and North America, the expansion and future growth of the Company's customer base and strategic and distribution relationships future capital, marketing and sales force needs, the Company's ability to manage expenses and maintain margins, the possible acquisition of complementary products and businesses, and other risks and uncertainties that may be detailed herein, and from time-to-time, in the Company's other reports filed with the Securities and Exchange Commission ("SEC"). The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

Levcor International, Inc. ("Levcor" or the "Company" or "we") was incorporated in 1964 as Pantepec International, Inc. under the laws of the Islands of Bermuda and was reorganized in 1967 under the laws of the State of Delaware. In 1995, Pantepec International, Inc. changed its name to Levcor International, Inc.

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

The Company believes that its business depends on trends within the craft market including the more mature home-sewing market. The retail customer base for buttons has changed substantially over the past two decades as department stores and small independent fabric stores have been replaced by mass merchandisers and specialty retail chains which have continued to consolidate. In response to this trend, the Company has broadened its lines to include embellishments, novelty buttons and products used in the craft industry which are not viewed by management as mature markets. In addition, the Company has sought to expand its markets beyond the traditional U.S. retail outlets by expansion into the major European countries. The Company's largest three customers (Wal-Mart, a mass merchandiser and Jo-Ann Stores and Hancock Fabrics ("Hancock"), each a specialty chain,) represented approximately 46%, 27% and 5% respectively, during the first quarter 2007, 52%, 21% and 7%, respectively, during the first quarter 2006. These customers also represented approximately 77% and 63% of the Company's outstanding accounts receivable as of March 31, 2007, and December 31, 2006, respectively. A reduction in sales to any of these customers could adversely impact the financial condition and results of operations of the Company.

On March 21, 2007, Hancock, the Company's third largest customer, announced it will close approximately 134 of its 443 stores in 2007 as it reorganizes under Chapter 11. On December 31, 2006, the Company recorded an allowance of $75,000 against the uncollected 2006 accounts receivable balance of Hancock as of the date of the filing. In addition, as of March 31, 2007, the Company recorded an additional allowance of $86,000 against 2007 pre-bankruptcy sales. The Company believes that going forward, 2007 will result in lower sales to Hancock as compared to 2006 due to the reduced store count.

The Company's largest customer, Wal-Mart has begun opening new stores with no cut fabric and a reduced craft department. The Company anticipates a reduction in sales to Wal-Mart in 2007 as a result of the new store lay-outs.

In direct response to these factors, the Company has taken steps to reduce its operating costs during the first quarter of 2007.

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

During 2006, the Company disposed of substantially all remaining Textile business inventory and had inventory of $15,000 with no liabilities at December 31, 2006. As of March 31, 2007 the Company had no Textile business assets and liabilities remaining. The Company does not expect to incur any additional exit costs.

The Textile business generated the following operating results which have been classified as discontinued operations in the unaudited condensed consolidated statements of income (dollars in thousands):

                                                     Three Months Ended
                                                         March 31,
                                                 -------------------------
                                                    2007           2006
                                                 ----------     ----------
Sales                                            $       30     $    1,868
Cost of sales                                            16          1,696
                                                 ----------     ----------
Gross profit                                             14            172
Selling, general and administrative
    expense                                              --            157
Interest expense                                         --             92
                                                 ----------     ----------
Results of discontinued operations, net of tax   $       14     $      (77)
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

Deferred Taxes

Deferred tax assets and liabilities represent estimated future tax amounts attributable to the differences between the carrying amounts of assets and liabilities in the unaudited condensed consolidated financial statements and their respective tax bases. These estimates are computed using the tax rates in effect for the applicable period. Realization of our deferred tax assets is, for the most part, dependent upon our U.S. consolidated tax group of companies having sufficient federal taxable income in future years to utilize our domestic net operating loss carryforwards before they expire. We adjust our deferred tax valuation allowance on a quarterly basis in light of certain factors, including our financial performance.

Pension Liabilities

The determination of pension obligations and the related pension expense or credits to operations involves significant estimates. The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on assets used in calculating the pension charges or credits for the year. Under the Company's defined benefit plan, the Company uses discount rates based on yields of highly rated fixed income debt securities at the end of the year. At March 31, 2007, the weighted average discount rate for the plan was 5.75%. The Company uses an expected long-term rate of return on assets that is based on both past performance of the plan's assets and estimated future performance of the assets. At March 31, 2007, the expected long-term rate of return used was 8%. Due to the nature of the plan's assets and the volatility of debt and equity markets, results may vary significantly from year to year.

Based on current actuarial assumptions and estimates, the Company has an aggregate $3.3 million pension obligation representing $2.0 million related to the Company sponsored plan and $963,000 related to a terminated multi-employer plan and a $277,000 deferred compensation liability payable to the former owner of an acquired business.

The Company sponsored plan has significant contributions requirements. With respect to the 2006 plan year, the Company has $990,482 due on September 15, 2007, based on current legislated discount rates and actuarial assumptions. In addition, current actuarial assumptions project contributions with respect to the 2007 Plan year totaling approximately $1.1 million of which $800,514 would be payable in 2007. The financial statements have been prepared based on these current actuarial assumptions. However, the Company has applied to the IRS for a deferral of $720,000 related to the September 15, 2007 contribution requirement. The Company has also applied to the IRS to permit a change in method of accounting for Plan assets. If the IRS were to approve these requests, the current year contribution requirement would total $402,000, inclusive of $132,000 with respect to the 2007 Plan year.

Loss Contingencies

There are times when non-recurring events occur that require management to consider whether an accrual for a loss contingency is appropriate. Accruals for loss contingencies typically relate to certain legal proceedings, customer and other claims and litigation. As required by SFAS No. 5, if the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. We analyze our legal proceedings, warranty and other claims and litigation based on available information to assess potential liability. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results assuming a combination of litigation and settlement strategies. As a result of the significant judgment required in assessing and estimating loss contingencies, actual losses realized in future periods could differ significantly from our estimates. The adverse resolution of any one or more of these matters over and above the amounts that have been estimated and accrued in the unaudited condensed consolidated financial statements could have a material adverse effect on our business, results of operations and financial condition.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123(R)), "Share-Based Payment," to account for stock-based compensation. Among other items, SFAS No. 123(R) eliminates the use of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and the intrinsic value method of accounting and requires companies to recognize in their financial statements the cost of services received in exchange for awards of equity instruments based on the grant date fair value of those awards. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and other equity-based compensation beginning in the first quarter of adoption. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, has been or will be recognized in the Company's financial statements over the remaining vesting period. For equity-based compensation awards granted or modified subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant or modification has been or will be recognized in the Company's consolidated financial statements over the vesting period. The Company utilizes the Black-Scholes option pricing model to measure the fair value of stock options. Prior to the adoption of SFAS No. 123(R), the Company followed the intrinsic value method in accordance with APB Opinion No. 25 to account for stock-based compensation.

Results of Operations

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31,
2006

Sales during the three months ended March 31, 2007 totaled $5.3 million as compared to $5.8 million during the three months ended March 31, 2006. The negative sales comparison was primarily the result of a lower number of new product introductions in 2007 as compared to 2006.

Gross profit during the three months ended March 31, 2007 totaled $1.8 million as compared to $2.2 million during the same period last year. The lower gross profit was the result of lower sales as described above. The gross profit percent was 33.8% during the first quarter of 2007 as compared to 38.4% during the first quarter of 2006. The lower gross profit percent in 2007 was the result of reduced leverage on fixed costs of sales during the first quarter of 2007.

Selling, general and administrative expenses totaled $1.4 million during the three months ended March 31, 2007 as compared to $1.6 million during the three months ended March 31, 2006. Selling, general and administrative expenses in the first quarter of 2007 included $112,000 of severance cost and $86,000 of Hancock bad debt provision offset by lower compensation costs totaling $132,000, lower general expenses in the amount of $186,000 and lower pension expense of $66,000.

Income from continuing operations before interest and income tax during the three months ended March 31, 2007 totaled $380,000 as compared to $646,000 during the same period last year. The reduction in income before interest and income tax was the result of lower gross profit offset somewhat by lower selling, general and administrative expenses as described above.

Interest expense during the three months ended March 31, 2007 totaled $204,000 as compared to $231,000 during the same period last year. $92,000 of the 2006 interest expense was included in the results of discontinued operations. The average outstanding debt during the first quarter of 2007 was $9.8 million as compared to $11.2 million during the first quarter of 2006. The weighted average interest rate during the first quarter of 2007 was 7.57% as compared to 6.79% during the first quarter of 2006.

Dividends on manditorily redeemable preferred stock totaled $68,000 during the first quarters of 2007 and 2006.

Because of the Company's net operating loss carryforward and the full valuation allowance against its deferred tax asset, the Company was not required to record a provision for income taxes related to its 2006 or 2007 pretax income and will not be required to do so in the future except in instances where minimum taxes are payable. During 2006, an income tax benefit of $23,000 was recorded as a result of a refund of state income taxes during the period.

The results of discontinued operations were income of $14,000 during the first quarter of 2007 as compared to a loss of $77,000 during the first quarter of 2006.

Liquidity and Capital Resources

Going Concern. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company's ability to continue as a going concern is dependent upon its ability to execute management's plans to be profitable, generate positive cash flow from operations, obtain financing to meet the Company sponsored defined benefit pension funding obligations currently estimated to be $1.8 million in 2007 and to continue to have access to existing financing to meet obligations and repay liabilities when they come due, including amounts payable with respect to claimed environmental liabilities in connection with the Solvents Recovery Service of New England Superfund Site in the event the parent corporation is determined to be responsible for these claimed liabilities and the redemption of preferred stock due in 2007 and thereafter. Although management continues to pursue these plans and believes it will be successful, there is no assurance that the Company will be successful in generating such profitable operations or maintaining such access to existing financing or obtaining financing for such pension and environmental obligations on terms acceptable to the Company. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to satisfy the Company's capital needs through cash generated from operations, advances under its facilities with CIT and stockholder loans. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Losses sustained in prior years may have materially adversely affected the Company's long-term liquidity. While the Company has taken recent steps to improve its long term liquidity outlook, the Company still has limited availability under its existing credit facilities, and there can be no assurance the Company will not require additional financing to support its operations, or that it can obtain additional financing on favorable terms, or that the Company will be able to obtain any needed additional financing, in which case the Company's operations would be materially adversely affected and it could be forced to cease operations. Robert A. Levinson, the Company's Chairman and principal stockholder, has agreed to continue to personally support the Company's cash requirements through January 2, 2009 by providing short-term loans to the Company up to a maximum of $3.0 million. As of March 31, 2007, there was $2.25 million of borrowing available from Mr. Levinson under this agreement. If we (1) do not substantially achieve our overall projected revenue levels for 2007, (2) fail to operate within our projected expense levels as reflected in our business operating plans, or (3) do not receive the ongoing support of our lenders, then we will be unable to meet our cash and operating requirements for the next twelve months, which would in turn require us to seek additional financing to fund operations and/or implement additional expense reductions. The Company has implemented several actions to reduce losses and improve cash flow, including exiting the textile business, reduction of headcount, elimination of non-profitable product lines, termination of the post retirement medical plan and reductions in other general and administrative costs. However, there can be no assurance that Mr. Levinson will continue to personally support the Company's cash requirements, that such support from Mr. Levinson, together with the support of the Company's commercial lenders, will be sufficient to address the Company's liquidity needs and cash requirements or that the actions taken by management will be sufficient to allow the Company to generate net income from continuing operations.

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

At March 31, 2007, the Company's principal sources of liquidity included cash of $81,000 and trade accounts receivable of $3.1 million. There was approximately $384,000 of unused borrowing capacity available under the Company's credit facility with CIT as of March 31, 2007. The Company also had an additional $2.25 million of borrowing available from Mr. Levinson who has agreed to fund up to $3 million of temporary advances to the Company.

The following discussion regarding the Company's cash flows for the three months ended March 31, 2007, and 2006 is inclusive of both continuing and discontinued operating activities.

Cash Flow Summary:
(in thousands)                                       Three Months Ended
                                                         March 31,
                                                 -------------------------
                                                    2007           2006
                                                 ----------     ----------
         Net cash provided by (used in):
            Operating activities                 $      320     $     (889)
            Investing activities                        (11)           (13)
            Financing activities                       (297)           931
                                                 ----------     ----------
            Net increase in cash                 $       12     $       29
                                                 ==========     ==========


Net cash flow provided by operating activities totaled $320,000 during the three months ended March 31, 2007, as compared to net cash flow used in operating activities during 2006 totaling $889,000, resulting in an improvement in cash flow provided by operating activities of $1.2 million in 2007 as compared to 2006.

In 2007, the components of net cash provided by operating activities were $299,000 of cash provided by net income adjusted for non-cash items, consisting primarily of depreciation and amortization, non-cash stock based compensation, accrued interest on stockholder loans and accrued dividends on preferred stock, plus $21,000 of cash provided by operating assets and liabilities.

In 2006, the components of net cash used by operating activities were $606,000 of net income adjusted for non-cash items, consisting primarily of depreciation and amortization, non-cash stock-based compensation and accrued interest on stockholder loan, less approximately $1.5 million of cash used in operating assets and liabilities.

Major components of the changes in operating assets and liabilities in 2007 as compared to 2006 were inventories, accounts payable, accounts receivable and other current liabilities.

Changes in inventories provided $178,000 in cash flow in 2007 as compared to $748,000 in 2006. During the first quarter of 2006, the Company liquidated $978,000 of inventory related to its discontinued textile business.

Changes in accounts payable provided $368,000 of cash flow in 2007 as compared to utilizing $524,000 of cash flow in the first quarter of 2006. The reduction in accounts payable in 2006 was the result of the payment of 2005 accounts payable balances related to the discontinued Textile segment.

Changes in accounts receivable used $178,000 of cash flow in 2007 as compared to using $1.3 million of cash flow in 2006. The primary reason for the change was decreased sales in the first quarter 2007 as compared to 2006 resulting in lower accounts receivables on March 31, 2007 as compared to March 31, 2006.

Net cash used in investing activities totaled $11,000 during the quarter ended March 31, 2007, as compared to $13,000 during the same period in 2006.

Net cash used in financing activities totaled $297,000 during the quarter ended March 31, 2007 as compared to $931,000 of cash provided by financing activities during the quarter ended March 31, 2006. In 2007, cash flow from operating activities was positive and was sufficient to fund investing activities and reduce borrowings. In 2006, cash flow from operating activities was negative and as a result cash of $931,000 was provided by financing activities in order to fund cash used in operations and cash used in investing activities.

During the quarter ended March 31, 2007, the Company repaid Mr. Levinson $750,000 against his stockholder loans. There were no additional borrowings from Mr. Levinson during the first quarter of 2007 or 2006. The outstanding stockholder borrowings are the result of funding of operating activities of the discontinued Textile segment in earlier years.

Total borrowings during 2007 and 2006 under the CIT revolving credit facility were $5.1 million and $5.9 million respectively; total repayments during the periods under this facility were $4.6 million and $4.5 million, respectively. Repayments under the Company's term loan totaled $36,000 during 2007 and 2006. Net amounts repaid to factor totaled $429,000 in 2006.

The Company has a credit facility with CIT and a promissory note payable to JPMorgan Chase Bank ("JPMorgan"). In addition, the Company has borrowings and advances outstanding from Robert A. Levinson, a stockholder, officer and director of the Company.

At March 31, 2007, the Company's credit facility with CIT (the "CIT Facility") provided for maximum aggregate borrowings of up to $7.5 million in the form of revolving credit, letters of credit and term loans. The CIT Facility is comprised of separate financing agreements with the Company and its wholly-owned subsidiary, Blumenthal Lansing Company, LLC ("Blumenthal"). There was approximately $384,000 of unused availability under the Company's credit facility with CIT as of March 31, 2007.

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.3 million of which was outstanding at March 31, 2007, (ii) revolving credit advances to the Company, $1.3 million of which was outstanding at March 31, 2007 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, $3.6 million of which was outstanding at March 31, 2007, and a Letter of Credit facility with a limit of $500,000, of which there was none outstanding at March 31, 2007. The Term Loan is amortized at $12,000 per month followed by a final installment payment of $1.0 million due on January 1, 2009. The revolving credit advances are also due on January 1, 2009. CIT may terminate the Credit facility upon 60 days written notice. At March 31, 2007, all amounts outstanding under the CIT Facility in excess of $2.5 million bear interest at 8.75% (the Chase Bank N.A. prime rate plus 0.5%) with a minimum rate of 5.0%. The first $2.5 million of advances from CIT bears interest at the prime rate (8.25%).

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

The Company also has a factoring agreement with CIT which matures on January 1, 2009. As of March 31, 2007 there was no balance due to or from CIT under the factoring agreement.

The promissory note payable to JPMorgan Chase Bank, N.A. in the amount of $3.0 million is dated May 2, 2002 and has a maturity date of January 1, 2009, as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBOR applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at March 31, 2007 was 6.1875%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

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

The Company had outstanding loans payable to Mr. Levinson totaling $750,000 and $1,500,000 as of March 31, 2007 and December 31, 2006, respectively. In addition, Mr. Levinson has pledged collateral in support of certain Company obligations. Accrued interest on Mr. Levinson's loans has been classified as noncurrent liabilities on the Company's balance sheet and totaled $598,000 and $587,000, respectively, at March 31, 2007 and December 31, 2006. He has also agreed not to demand any repayment of principal or interest currently owed until January 1, 2009.

As of March 31, 2007, the Company was in compliance with all debt covenants as defined in the respective agreements.

Future maturities of long-term debt during each of the next five years ending March 31 and thereafter were as follows (in thousands):

                      2008          $    144
                      2009             4,869
                                    --------
                                    $  5,013
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

The availability of resources to make dividend payments to the holders of Series A Preferred Stock in the future will depend on the Company's future earnings and cash flow. Under Delaware law, preferred dividend payments are restricted to the Company's accumulated or current earnings and profits. Losses in 2005 and earlier years have depleted the Company's accumulated earnings and profits and, as such, future preferred dividend payments will be limited to future earnings and profits. Preferred dividends which cannot be paid under Delaware law will continue to accrue and will be added to the Preferred Stock liability account. As of March 31, 2007, unpaid preferred stock dividends totaled approximately $354,000 and have been classified as a noncurrent liability on the Company's balance sheet. The preferred stock is owned 98.3% by Mr. Robert A. Levinson, a stockholder, officer and director of the Company. The mandatorily redeemable preferred stock is redeemable at $1.00 per share plus accrued and unpaid dividends.

Please refer to the summary of the Company's Contractual Obligations and Commitments in the Company's December 2006 Form 10-K.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

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

Recently Issued Accounting Pronouncements

In October 2006, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. Financial Accounting Standard ("FAS") 123(R)-5, Amendment of FSP FAS 123(R)-1, ("FSP FAS123(R)-5") to address whether a change to an equity instrument in connection with an equity restructuring should be considered a modification for the purpose of applying FSP No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FAS Statement No 123(R) ("FSP FAS123(R)-1"). FSP FAS 123(R)-1 states that financial instruments issued to employees in exchange for past or future services are subject to the provisions of FAS 123(R) unless the terms of the award are modified when the holder is no longer an employee. In FSP FAS 123(R)-5, the FASB staff concluded that changes to the terms of an award that are made solely due to an equity restructuring are not considered modifications as described in FSP FAS 123(R)-1 unless the fair value of the award increases, anti-dilution provisions are added, or holders of the same class of equity instruments are treated unequally. FSP FAS 123(R)-5 is effective for the first reporting period beginning after October 10, 2006. The adoption of FSP FAS 123(R)-5 did not have a material impact on the Company's unaudited condensed consolidated financial statements.

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

Interest Rate Risk

Our short term and long-term third party debt bears interest at floating rates, and accordingly we are sensitive to changes in prevailing interest rates. At March 31, 2007, our indebtedness with CIT was at 8.75% interest rate (based on the Chase Bank N.A. prime rate plus .5%). Effective July 26, 2006, the applicable rate is the Chase Bank, N.A. prime rate on the first $2.5 million of outstanding borrowing plus .05% on outstanding borrowing in excess of $2.5 million but in either case not less than 5% per annum. Our indebtedness with JP Morgan Chase was at a 6.36% interest rate (based on adjusted LIBOR plus .75%) at Match 31, 2007. Our shareholder loan interest is not variable and bore a 6% interest rate. A 1% increase or decrease in market interest rates that affect our borrowing arrangements would have a material impact on earnings and cash flow of approximately $92,000 during the next fiscal year.

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

Customer Concentration

Our sales are concentrated with major retail chains and as such, approximately 70-80% of our sales in 2007 are expected to be from our top three accounts; these accounts represented 77% of our trade accounts receivable at March 31, 2007. The loss of any one of our major accounts would have a material adverse impact on our financial condition and results of operations.

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

No change occurred in the Company's internal controls concerning financial reporting during the first quarter of the fiscal year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Environmental. The Company is subject to a number of federal, state and local environmental laws and regulations, including those concerning the treatment, storage and disposal of waste, the discharge of effluents into waterways, the emissions of substances into the air and various health and safety matters. In addition, CERCLA and comparable state statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. These parties are typically identified as "potentially responsible parties" or "PRPs." On or about June 1992 the Company received notices from the United States Environmental Protection Agency ("EPA") that the Company, Belding Corticelli Thread Co. ("BCTC") (a discontinued operation) and Carlyle Manufacturing Company, Inc. ("CM") (a subsidiary) had been identified, along with 1,300 other parties, as PRPs in connection with the alleged release of hazardous substances from the Solvents Recovery Service of New England Superfund Site in Southington, Connecticut (the "SRS site"). The Company settled its alleged liability in connection with the SRS site by paying $1,626 in connection with a settlement offered to de minimis parties at the SRS site in 1994. BCTC and CM, along with other PRPs, committed to perform the Remedial Investigation and Feasibility Study ("RIFS") and two Non-Time Critical Removal Actions ("NTCRA") at the SRS site. The RIFS, and the first NTCRA (except for certain maintenance activities) have been completed. BCTC and CM have been allocated approximately .04% and 1.34%, respectively, of costs incurred to date, based on their alleged volume of waste shipped to the SRS site. In September of 2005, the EPA issued its Record of Decision ("ROD") for the SRS site. In September 2006, the EPA sent special notice letters to the PRPs to initiate consent decree negotiations concerning, among other things, the scope of the work to be performed under the ROD and reimbursement of all, or a significant portion, of EPA's past response costs and future costs to be incurred in overseeing the remedial work. In December 2006, CM and BCTC joined in the SRS PRP Group offer to the EPA to (i) construct and operate the remedial action contemplated by the ROD (subject to certain proposed changes) and (ii) reimburse EPA for portions of its past and future site-related costs. Assuming negotiations between EPA and the PRP Group are successful, it is expected that payments by parties to the Consent Decree would begin in 2008.

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

ITEM 1A.   RISK FACTORS

There have been no material changes to our Risk Factors from those presented in our 2006 Form 10-K, except for certain updating changes to the Risk Factors "Going Concern," "Pension Funding" and "A Substantial Portion Of The Company's Revenues And Gross Profits Is Derived From A Small Number Of Large Customers And The Loss Of Any Of These Customers Could Substantially Reduce Our Revenues," as presented below.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company's ability to continue as a going concern is dependent upon its ability to execute management's plans to be profitable, generate positive cash flow from operations, obtain financing to meet the Company sponsored defined benefit pension funding obligations currently estimated to be $1.8 million in 2007 and to continue to have access to existing financing to meet obligations and repay liabilities when they come due, including amounts payable with respect to claimed environmental liabilities in connection with the Solvents Recovery Service of New England Superfund Site in the event the parent corporation is determined to be responsible for these claimed liabilities and the redemption of preferred stock due in 2007 and thereafter. Although management continues to pursue these plans and believes it will be successful, there is no assurance that the Company will be successful in generating such profitable operations or maintaining such access to existing financing or obtaining financing for such pension and environmental obligations on terms acceptable to the Company. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to satisfy the Company's capital needs through cash generated from operations, advances under its facilities with CIT and stockholder loans. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their reports dated March 16, 2007 and March 15, 2006 regarding their concerns about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may create negative reaction to the price of the common shares of our stock and we may have a more difficult time obtaining financing.


Pension Funding

The Company's projected benefit obligation with its Company sponsored defined benefit plan at December 31, 2006 was $20.5 million. The fair market value of Plan assets was $18.1 million at March 31, 2007. The current actuarial estimate is that contributions totaling $1.8 million will be required in 2007. The Company is investigating available alternatives to making such contributions. The Company has filed a deferral application with the IRS seeking to defer $720,000 of the September 15, 2007 payment to later years. There can be no assurance that the Company will not be required to make this contribution, in which case the Company will be required to obtain additional financing to allow it to make these contributions. There can be no assurance the Company will be able to obtain such additional financing.

A Substantial Portion Of The Company's Revenues And Gross Profits Is Derived From A Small Number Of Large Customers And The Loss Of Any Of These Customers Could Substantially Reduce Our Revenues.

The Company's customer base has been and continues to be highly concentrated. The Company's largest three customers (Wal-Mart, a mass merchandiser and Jo-Ann Stores and Hancock Fabrics, each a specialty chain) represented approximately 46%, 27% and 5%, respectively, during the three months ended March 31, 2007 and 52%, 21% and 7%, respectively, during the three months ended March 31, 2006. These customers also represented approximately 77% and 63% of the total outstanding accounts receivable as of March 31, 2007 and December 31, 2006, respectively. A reduction in sales to any of these customers could adversely impact the financial condition and results of operations of the Company.

On March 21, 2007, Hancock Fabrics, the Company's third largest customer in 2006, announced it will close approximately 134 of its 443 stores in 2007 as it reorganizes under Chapter 11. On December 31, 2006 the Company recorded an allowance of $75,000 against the uncollected 2006 accounts receivable balance of Hancock Fabrics. In addition, as of March 31, 2007, the Company recorded an additional allowance of $86,000 against 2007 pre-bankruptcy sales. The Company believes that going forward, 2007 will result in lower sales to Hancock Fabrics as compared to 2006 due to the reduced store count.

The Company's largest customer, Wal-Mart has begun opening new stores with no cut fabric and a reduced craft department. The Company anticipates a reduction in sales to Wal-Mart in 2007 as a result of the new store lay-outs.

In direct response to these factors, the Company has taken steps to reduce its operating costs during the first quarter of 2007.


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



Date: May 14, 2007                    /s/ ROBERT A. LEVINSON
      ----------------                ------------------------------------------
                                      Robert A. Levinson
                                      Chairman of the Board, President and Chief
                                      Executive Officer


Date: May 14, 2007                    /s/ EDWARD F. COOKE
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