Form 10-Q
period 2007-06-30
LEVCOR INTERNATIONAL INC
filed 2007-08-14
CIK 76094

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 14, 2007, 5,331,881 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

================================================================================

                           LEVCOR INTERNATIONAL, INC.

                                      INDEX

                                                                                                     PAGE
                                                                                                     ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          as of June 30, 2007 (Unaudited) and December 31, 2006........................................1

          Condensed Consolidated Statements of Operations (Unaudited)
          for the Three and Six Months Ended June 30, 2007 and 2006....................................2

          Condensed Consolidated Statements of Comprehensive Income
          (Unaudited) for the Three and Six Months Ended June 30, 2007 and 2006 .......................3

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Six Months Ended June 30, 2007 and 2006..............................................4

          Notes to Condensed Consolidated Financial Statements (Unaudited).............................5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ......................................................................19

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..................................34

Item 4.   Controls and Procedures.....................................................................35

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................................................36

Item 1A.  Risk Factors................................................................................37

Item 6.   Exhibits ...................................................................................40

          Signatures..................................................................................41

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                       JUNE 30,       DECEMBER 31,
                                                                        2007             2006
                                                                     (Unaudited)
                                                                    -------------    -------------

ASSETS
Current Assets:
     Cash                                                           $          93    $          69
     Accounts receivable trade, net                                         2,280            2,946
     Inventories, net                                                       5,734            5,343
     Other current assets                                                     259               86
                                                                    -------------    -------------
         Total current assets                                               8,366            8,444

Property, Plant and Equipment, net                                          1,801            1,917
Goodwill                                                                    2,543            2,543
Other assets                                                                  354              281
                                                                    -------------    -------------
         Total Assets                                               $      13,064    $      13,185
                                                                    =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
     Revolving loan and current maturities of long-term debt        $       4,403    $       4,591
     Accounts payable                                                       1,756            1,058
     Pension liabilities, current portion                                   1,794            1,859
     Income taxes payable                                                     118              204
     Other current liabilities                                                574              859
                                                                    -------------    -------------
         Total current liabilities                                  $       8,645    $       8,571
                                                                    -------------    -------------
Long-term debt, less current maturities                                     4,083            4,155
Stockholder loans                                                           1,250            1,500
Accrued interest, stockholder loans                                           611              587
Pension liabilities, less current portion                                   1,347            1,494
Environmental liabilities                                                   1,287            1,290
Other liabilities                                                              --              335
Mandatorily Redeemable Preferred Stock, par value $0.01 per share
     8,000,000 shares authorized:  Shares issued and outstanding:
     Series A - 4,555,007                                                   4,555            4,555
Accumulated dividends on Mandatorily Redeemable Stock                         423              285
                                                                    -------------    -------------
         Total Liabilities                                                 22,201           22,772
                                                                    -------------    -------------
Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common Stock, par value $0.01 per share
     15,000,000 shares authorized;
     Shares issued and outstanding: 5,331,881 as of
         June 30, 2007 and December 31, 2006                                   54               54
Additional paid in capital                                                 33,234           33,231
Accumulated Deficit                                                       (40,129)         (40,213)
Accumulated Other Comprehensive Loss                                       (2,296)          (2,659)
                                                                    -------------    -------------
Total Stockholders' Deficit                                                (9,137)          (9,587)
                                                                    -------------    -------------
Total Liabilities and Stockholders' Deficit                         $      13,064    $      13,185
                                                                    =============    =============

The accompanying notes are an integral part of these condensed consolidated financial statements

                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                                                THREE MONTHS           SIX MONTHS
                                                                               ENDED JUNE 30,         ENDED JUNE 30,
                                                                           --------------------    -------------------
                                                                             2007        2006        2007       2006
                                                                           --------    --------    --------   --------
Net sales                                                                  $  4,193    $  4,962    $  9,458   $ 10,783
Cost of sales                                                                 2,875       3,313       6,359      6,900
                                                                           --------    --------    --------   --------
Gross profit                                                                  1,318       1,649       3,099      3,883
Selling, general and administrative expenses (including stock-based compensation expense of $2 and $3 for the three and six months ended June 30, 2007, respectively and $27 and $53 for the
          three and six months ended June 30, 2006, respectively.)            1,087       1,376       2,488      2,964
                                                                           --------    --------    --------   --------
Income from continuing operations before interest and income tax                231         273         611        919
Interest expense                                                                207         156         411        295
Dividends on mandatorily redeemable preferred stock                              70          68         138        136
                                                                           --------    --------    --------   --------
Income (loss) from continuing operations before income tax                      (46)         49          62        488
Income tax benefit                                                               --          --          --        (23)
                                                                           --------    --------    --------   --------
Income (loss) from continuing operations                                        (46)         49          62        511
Income (loss) from discontinued operations, net of tax                            8          (9)         22        (86)
                                                                           --------    --------    --------   --------
Net income (loss)                                                          $    (38)   $     40    $     84   $    425
                                                                           ========    ========    ========   ========
Income (loss) per share:
         Basic:
              Income (loss) from continuing operations                     $   (.01)   $    .01    $    .01   $    .10
              Income (loss) from discontinued operations                         --*         --*         --*      (.02)
                                                                           --------    --------    --------   --------
              Net income (loss)                                            $   (.01)   $    .01    $    .01   $    .08
                                                                           ========    ========    ========   ========
         Diluted:
              Income (loss) from continuing operations                     $   (.01)   $    .01    $    .01   $    .10
              Income (loss) from discontinued operations                         --*         --*         --*      (.02)
                                                                           --------    --------    --------   --------
              Net income (loss)                                            $   (.01)   $    .01    $    .01   $    .08
                                                                           ========    ========    ========   ========
Weighted average shares outstanding - basic                                   5,332       5,332       5,332      5,332
Potential common stock                                                           --          --          --          4
                                                                           --------    --------    --------   --------
Weighted average shares outstanding - diluted                                 5,332       5,332       5,332      5,336
                                                                           ========    ========    ========   ========

*Less than $.005

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           LEVCOR INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                       STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                         THREE MONTHS            SIX MONTHS
                                                        ENDED JUNE 30,          ENDED JUNE 30,
                                                     --------------------    -------------------
                                                       2007        2006        2007       2006
                                                     --------    --------    --------   --------
Net income (loss)                                    $    (38)   $     40    $     84   $    425
Other comprehensive income (loss):
         Foreign currency translation adjustment          369         (10)        363        (20)
                                                     --------    --------    --------   --------
Comprehensive income                                 $    331    $     30    $    447   $    405
                                                     ========    ========    ========   ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                    ------------------------------
                                                                        2007              2006
                                                                    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $          84    $         425
Reconciliation of net income to net cash provided by
    operations:
     Depreciation and amortization                                            190              188
     Non-cash stock-based compensation                                          3               53
     Accrued interest on stockholder loans                                     24               71
     Accrued dividends on mandatorily redeemable preferred stock              138              136
     Changes in operating assets and liabilities:
         Accounts receivable trade, net                                       666             (162)
         Inventories, net                                                    (372)             811
         Other current assets                                                (173)             (94)
             Other assets                                                    (115)             (66)
         Income taxes payable                                                 (86)             (23)
         Accounts payable                                                     698             (540)
         Other current liabilities                                           (285)            (696)
         Pension liabilities                                                 (212)             (86)
         Environmental liabilities                                             (3)             (38)
         Other liabilities                                                      -              120
                                                                    -------------    -------------
              Net cash provided by  operating activities                      557               99
                                                                    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                           (1)             (44)
Investment in other assets                                                    (22)             (22)
                                                                    -------------    -------------
         Net cash used in investing activities                                (23)             (66)
                                                                    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving loan                                             8,835           10,918
Repayments of  revolving loan                                              (9,023)         (10,166)
Repayment of long - term debt                                                 (72)             (72)
Borrowings under stockholder loans                                            500               --
Repayments of stockholder loans                                              (750)              --
Due to factor                                                                  --             (680)
                                                                    -------------    -------------
         Net cash used in financing activities                               (510)              --
                                                                    -------------    -------------

Increase in cash                                                               24               33
Cash at beginning of period                                                    69               50
                                                                    -------------    -------------
Cash at end of period                                               $          93    $          83
                                                                    =============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
     Interest                                                       $         432    $         402
                                                                    =============    =============
     Income taxes                                                   $          86    $          (1)
                                                                    =============    =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:  UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations:
Levcor International, Inc. and Subsidiaries (the "Company" or "Levcor" or "we") manufacture, package and distribute a line of buttons and other craft products for sale in the home sewing and craft retail industry. The Company formerly operated a textile business which is treated as a discontinued operation as described in Note 3. The Company sells its products to customers primarily in North America and also has distribution in Canada and Europe.

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

The condensed consolidated balance sheets as of June 30, 2007 (unaudited) and December 31, 2006 (audited) and the unaudited condensed consolidated statements of operations, comprehensive income and cash flows for the six months ended June 30, 2007 and 2006 include the accounts of the Company and subsidiaries.

NOTE 2:  GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company's ability to continue as a going concern is dependent upon its ability to execute management's plans to be profitable, generate positive cash flow from operations, obtain financing to meet the Company sponsored defined benefit pension funding obligations currently estimated to be $1.5 million in 2007 and to continue to have access to existing financing to meet obligations and repay liabilities when they come due, including amounts payable with respect to claimed environmental liabilities in connection with the

Solvents Recovery Service of New England Superfund Site (see Note 13) in the event the parent corporation is determined to be responsible for these claimed liabilities and the redemption of preferred stock due in 2007 and thereafter. Although management continues to pursue these plans and believes it will be successful, there is no assurance that the Company will be successful in generating such profitable operations or maintaining such access to existing financing or obtaining financing for such pension and environmental obligations on terms acceptable to the Company. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to satisfy the Company's capital needs through cash generated from operations, advances under its facilities with CIT and stockholder loans. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 3:  DISCONTINUED OPERATIONS

During the fourth quarter of 2005, the Company's Board of Directors approved management's plan to exit the garment manufacturing business. On May 11, 2006, management determined to exit its remaining Textile business completely. As a result, Textile segment operations for the current and prior comparative periods have been presented as discontinued operations.

During 2006, the Company disposed of substantially all significant Textile business inventory and had inventory of $15,000 and no liabilities at December 31, 2006. As of June 30, 2007 the Company had no Textile business assets or liabilities remaining. The Company does not expect to incur any additional exit costs.

The Textile segment generated the following operating results which have been classified as discontinued operations in the unaudited condensed consolidated statements of operations (dollars in thousands):

                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           JUNE 30,               JUNE 30,
                                                    --------------------    -------------------
                                                      2007        2006        2007       2006
                                                    --------    --------    --------   --------
Sales                                               $      9    $    478    $     39   $  2,346
Cost of sales                                              1         290          17      1,986
                                                    --------    --------    --------   --------
Gross profit                                               8         188          22        360
Selling, general and administrative expense               --         112          --        269
Interest expense                                          --          85          --        177
                                                    --------    --------    --------   --------
Results of discontinued operations, net of tax      $      8    $     (9)   $     22   $    (86)
                                                    ========    ========    ========   ========

Effective June 30, 2006, the short and long term debt of the Textile business became short and long term debt of the Company's continuing operations and as such, interest expense related to this debt in future periods will be classified as part of our continuing operations.

NOTE 4:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Blumenthal Lansing Company, LLC and Button Fashion B.V. after elimination of intercompany items and transactions.

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

Cash and Cash Equivalents:
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at June 30, 2007 and December 31, 2006.

Property, Plant and Equipment:
Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed principally by the straight-line method for each class of depreciable and amortizable asset based on their estimated useful lives. Buildings and improvements, machinery and equipment, and furniture and fixtures are generally depreciated over periods of 20-35, 3-25 and 5-10 years, respectively. Leasehold improvements are amortized over the shorter of the lease or its estimated useful life.

Credit Risk:
Financial instruments which potentially subject us to concentration of credit risk consist principally of accounts receivable. We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers.

Accounts Receivable:
Accounts receivable are stated at the net realizable value. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $23,000 at June 30, 2007 and $106,000 at December 31, 2006.

Inventories:
Inventories are valued at the lower of cost or market using a weighted-average cost method basis. We make provisions for obsolete or slow moving inventories as necessary to properly reflect inventory value.

Long-Lived Assets:
The Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, the asset is written down to its estimated fair value. When assets are removed from operations and held for sale, the impairment loss is estimated as the excess of the carrying value of the assets over their fair value. No such impairments of long-lived assets were recorded for the six months ended June 30, 2007 and 2006.

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

The Company has significant deferred tax assets, resulting from net operating loss carryforwards and deductible temporary differences. As of June 30, 2007 and December 31, 2006, the Company has provided a full valuation allowance against its deferred tax assets. Management weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in past years. The Company will continue to maintain a full valuation allowance on our tax benefits until profitability has been sustained over a time period and in amounts that are sufficient to support a conclusion that it is more likely than not that a portion or all of the deferred tax assets will be realized. A decrease in our valuation allowance would result in an immediate material income tax benefit, an increase in total assets and decrease in stockholder's deficit, and could have a significant impact on earnings in future periods.

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

Fair Value of Financial Instruments:
The Company's financial instruments are comprised of revolving debt, long-term debt, loans payable to stockholder, Robert A. Levinson, and Series A Mandatory Redeemable Preferred Stock at June 30, 2007 and December 31, 2006. The fair values of the revolving debt, long-term debt, loans payable to Robert A. Levinson and Series A Mandatory Redeemable Preferred Stock approximate the carrying values because these obligations had market-based interest rates.

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

Advertising:
The Company expenses the cost of advertising at the time the cost is incurred. Advertising expense totaled approximately $7,000 and $9,000 during the three and six-month periods ended June 30, 2007, respectively. In 2006, advertising expense during the three and six-month periods ended June 30, 2006 totaled approximately $10,000 and $27,000, respectively.

Income (Loss) Per Common Share:
Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential increase in outstanding shares that could result from exercising in-the-money stock options.

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

Reclassifications:
Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2007, the Financial Accounting Standards Board ("FASB") ratified the consensus on Emerging Issues Task Force ("EITF") Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards ("EITF 06-11"). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007 (fiscal year 2008 for the Company). The adoption is not expected to have a material impact on our consolidated financial statements.

NOTE 5:   INVENTORIES

The components of inventories as of June 30, 2007 and December 31, 2006, net of reserves are as follows (dollars in thousands):

                                                        JUNE 30, 2007   DECEMBER 31, 2006
                                                        -------------   -----------------
      Raw materials                                     $       2,717   $           2,614
      Work in progress                                             88                  87
      Finished goods                                            2,929               2,642
                                                        -------------   -----------------
                                                        $       5,734   $           5,343
                                                        =============   =================

At June 30, 2007 and December 31, 2006 inventories were valued on a weighted-average cost method basis. Inventories are stated at the lower of cost or market. Cost elements included in inventory are material, labor and overhead, primarily using standard cost, which approximates actual cost.

NOTE 6:   PROPERTY, PLANT AND EQUIPMENT

The components of Property, Plant and Equipment as of June 30, 2007 and December 31, 2006 are as follows (dollars in thousands):

                                                         JUNE 30, 2007   DECEMBER 31, 2006
                                                         -------------   -----------------
      Land and improvements                              $          80   $              79
      Buildings and improvements                                 2,497               2,491
      Machinery and equipment                                    2,267               2,248
                                                         -------------   -----------------
                                                                 4,844               4,818
      Less: Accumulated depreciation and amortization           (3,043)             (2,901)
                                                         -------------   -----------------
                                                         $       1,801   $           1,917
                                                         =============   =================

Depreciation and amortization expense totaled approximately $93,000 and $190,000 for the three and six-month periods ended June 30, 2007, respectively, and approximately $97,000 and $188,000 for the three and six-month periods ended June 30, 2006, respectively.

NOTE 7:   SHORT-TERM AND LONG-TERM DEBT

The Company has a credit facility with CIT and a promissory note payable to JPMorgan Chase Bank ("JPMorgan"). In addition, the Company has borrowings and advances outstanding from Robert A. Levinson, a stockholder, officer and director of the Company.

The Company's credit facility with CIT (the "CIT Facility") provides for maximum aggregate borrowings of up to $7.5 million in the form of revolving credit, letters of credit and term loans. The CIT Facility is comprised of separate financing agreements with the Company and its wholly-owned subsidiary, Blumenthal Lansing Company, LLC ("Blumenthal"). Availability under the Company's credit facility with CIT as of June 30, 2007 totaled $473,000.

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.2 million of which was outstanding at June 30, 2007, (ii) revolving credit advances to the Company, $1.4 million of which was outstanding at June 30, 2007 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, $2.9 million of which was outstanding at June 30, 2007, and a Letter of Credit facility with a limit of $500,000, of which there was none outstanding at June 30, 2007. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.0 million due on January 1, 2009. The revolving credit advances are also due on January 1, 2009. CIT may terminate the Credit facility upon 60 days written notice. $2.5 million of the amounts outstanding under the CIT Facility bear interest at Chase Bank N.A. prime rate (8.25%) and amounts in excess of $2.5 million bear interest at the Chase Bank N.A. prime rate plus 0.5% (8.75%) with a minimum rate of 5.0%.

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

The Company also has a factoring agreement with CIT, which matures on January 1, 2009. As of June 30, 2007 there was no balance due to or from CIT under the factoring agreement.

The promissory note payable to JPMorgan in the amount of $3.0 million is dated May 2, 2002 and has a maturity date of January 1, 2009, as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBOR Rate applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at June 30, 2007 was 6.1875%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

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

The Company had outstanding loans payable to Mr. Levinson totaling $1,250,000 and $1,500,000 as of June 30, 2007 and December 31, 2006, respectively. In addition, Mr. Levinson has pledged collateral in support of certain Company obligations. Accrued interest on Mr. Levinson's loans has been classified as noncurrent liabilities on the Company's balance sheet and totaled $611,000 and $587,000, respectively at June 30, 2007 and December 31, 2006. He has also agreed not to demand any repayment of principal or interest currently owed until January 1, 2009.

As of June 30, 2007, the Company was in compliance with all debt covenants as defined in the respective agreements.

Future maturities of long-term debt during each of the next five years ending June 30 and thereafter were as follows (in thousands):

                       2008      $     144
                       2009          5,333
                                 ---------
                                 $   5,477
                                 =========

NOTE 8:  PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

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

The benefits under the plan are determined based on formulas, which reflect the employees' years of service and compensation during their employment period. The projected unit credit method is used to determine pension cost. Funding requirements for the plan are based on the unit credit method. The Company's policy is to fund pension cost as required by ERISA. With respect to the 2006 plan year, the Company has $988,008 due on September 15, 2007, based on current legislated discount rates and actuarial assumptions. In addition, current actuarial assumptions project contributions with respect to the 2007 Plan year totaling approximately $897,000 of which $557,766 would be payable in 2007. The financial statements have been prepared based on these current actuarial assumptions.

On August 17, 2006 The Pension Protection Act of 2006 was signed into law. New pension funding rules are effective for plan years beginning on or after January 1, 2008. For 2006 and 2007 the prior law funding rules remain in effect. Under the new law, the 90% funding target is replaced with a 100% target. Shortfalls from the 100% target must be amortized over a seven year period.

In addition to the liability of $1.9 million for this Company sponsored plan, the Company also has an additional pension liability in the amount of $947,000 at June 30, 2007 in connection with a terminated multi-employer plan which requires annual payments of $142,000 inclusive of principal and interest through 2016. In addition, the Company has a $268,000 deferred compensation liability payable to the former owner of an acquired business.

A summary of net periodic benefit costs of the Company's defined benefit plan and post retirement medical benefit plan for the six months ended June 30, 2007 and 2006, respectively, are as follows (dollars in thousands):


                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                JUNE 30,                JUNE 30,
                                         --------------------    -------------------
                                           2007        2006        2007       2006
                                         --------    --------    --------   --------
PENSION BENEFITS
Service                                  $     --    $     --    $     --   $     --
Interest cost                                 284         297         567        594
Expected return on plan assets               (351)       (334)       (702)      (668)
Amortization of prior service cost             --          --          --         --
Recognized net actuarial loss                   9          45          19         90
                                         --------    --------    --------   --------
Net periodic benefit (income) expense    $    (58)   $      8    $   (116)  $     16
                                         ========    ========    ========   ========

                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                JUNE 30,               JUNE 30,
                                         --------------------    -------------------
                                           2007        2006        2007       2006
                                         --------    --------    --------   --------
OTHER BENEFITS
Service                                  $     --    $     --    $     --   $     --
Interest cost                                  --          13          --         26
Expected return on plan assets                 --          --          --         --
Amortization of prior service cost             --          (4)         --         (8)
Recognized net actuarial (gain)                --         (20)         --        (40)
                                         --------    --------    --------   --------
Net periodic benefit (gain)              $     --    $    (11)   $     --   $    (22)
                                         ========    ========    ========   ========

In September 2006, the Company determined that it would terminate its post retirement medical plan as of December 31, 2006. As a result, the Company reduced the balance sheet liability for post retirement medical costs by $1.7 million as of September 30, 2006 and recorded a corresponding non-cash gain on the plan termination. As of June 30, 2007, the Company continued to have approximately $9,000 included in other current liabilities related to payments expected to be made under the plan during the run off period in 2007 for 2006 claims.

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

The Company adopted the provisions of FIN 48 and FASB Staff Position No. FIN 48-1 on January 1, 2007. The implementation of FIN 48 did not have a material impact on its unaudited condensed consolidated financial statements. The Company files tax returns in the U.S. federal jurisdiction and in various states. All federal and state tax filings for the Company as of December 31, 2005 have been timely filed. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has utilized net operating loss carry forwards that have attributes from closed periods. Since these net operating loss carry forwards were utilized in the open periods, they remain subject to examination.

As of June 30, 2007, we do not have any uncertain tax positions under FIN 48. As a result, there are no unrecognized tax benefits as of June 30, 2007. If we were to incur any interest and penalties in connection with income tax deficiencies, we would classify interest in the "interest expense" category and classify penalties in the "non-interest expense" category within the condensed consolidated statements of operations.

NOTE 10:   CUSTOMER CONCENTRATIONS

The Company's three largest customers (Wal-mart, a mass merchandiser and Jo-Ann Stores and Hancock Fabrics, each a specialty chain) represented approximately 49%, 25% and 2%, respectively, of the Company's net sales in the three months ended June 30, 2007 and represented approximately 48%, 26% and 4%, respectively, of the Company's net sales in the six months ended June 30, 2007. These customers also represented approximately 46%, 23% and 7% of the Company's net sales during the three months ended June 30, 2006 and 50%, 22% and 7%, respectively, of the Company's net sales in the six months ended June 30, 2006. These customers also represented approximately 71% and 63% of the total outstanding accounts receivable as of June 30, 2007 and December 31, 2006, respectively. A reduction in sales to any of these customers could adversely impact the financial condition and results of operations of the Company.

On March 21, 2007, Hancock Fabrics, the Company's third largest customer in 2006, announced it will close approximately 134 of its 443 stores in 2007 as it reorganizes under Chapter 11. On December 31, 2006 the Company recorded an allowance of $75,000 against the uncollected 2006 accounts receivable balance of Hancock Fabrics. In addition, as of March 31, 2007, the Company recorded an additional allowance of $86,000 against 2007 pre-bankruptcy sales. The balance net of all reserves was collected during the three months ended June 30, 2007. The Company believes that going forward, 2007 will result in lower sales to Hancock as compared to 2006 due to the reduced store count.


NOTE 11:   RELATED PARTY TRANSACTIONS

Robert A. Levinson, a stockholder, officer and director had outstanding loans of $1,250,000 and $1,500,000 as of June 30, 2007 and December 31, 2006,
respectively. The Company also had $611,000 and $587,000 of accrued interest payable to Mr. Levinson with respect to such loans as of June 30, 2007 and December 31, 2006, respectively. He has also pledged collateral in support of certain Company obligations. See Note 7 for a description of these transactions.

In addition to being a director of the Company, Edward H. Cohen serves as counsel to Katten Muchin Rosenman LLP, legal counsel to the Company. During the three and six months ended June 30, 2007, fees for services provided to the Company by Katten Muchin Rosenman LLP totaled approximately $45,000 and $86,000, respectively, and fees for the three and six months ended June 30, 2006 totaled $68,000 and $129,000, respectively. Mr. Cohen does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

NOTE 12:  MANDATORILY REDEEMABLE PREFERRED STOCK

The Series A Preferred Stock is subject to mandatory redemption, to the extent the Company may lawfully do so, in three equal annual installments one of which was due on June 15, 2007, and the remaining two on June 15, 2008 and June 15, 2009, in each case, from funds legally available therefore, at a price per share of Series A Preferred Stock equal to $1 per share, together with an amount representing accrued and unpaid dividends, whether or not declared, to the date of redemption. The first installment due on June 15, 2007 was not redeemed because under the terms of the Company's Certificate of Incorporation, the mandatory redemption of the Series A Preferred Stock can only be made to the extent that such redemptions do not contravene or cause default under any contract, agreement or other instrument by which the Company or its subsidiaries or any of their property is bound. Under the terms of the CIT Facility, preferred stock redemption payments are prohibited and preferred stock dividend payments are limited to $300,000 per year. Because preferred stock redemption payments are prohibited under the CIT Facility, the Company was and continues to be precluded by its Certificate of Incorporation from making any such payments so long as the CIT Facility is outstanding. The amount redeemable within the next twelve months, including accumulated dividends, will continue to be classified as a noncurrent liability so long as any portion of the CIT Facility has a maturity of more than one year. The CIT Facility is currently scheduled to mature on January 1, 2009.

Dividends on the Series A Preferred Stock accrue at a rate of $0.06 per annum per share when, as and if declared by the Company and are payable quarterly on March 15, June 15, September 15 and December 15. Quarterly dividends which are not paid in full in cash on any dividend payment date will accumulate without interest until the next mandatory redemption date. In the event that the Company does not redeem shares of Series A Preferred Stock, any unpaid accumulated dividends will also begin to accrue dividends from the date of the required redemption forward at the rate of 6% per year.

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

As of June 30, 2007, unpaid preferred stock dividends totaled approximately $423,000 and have been classified as a noncurrent liability on the Company's balance sheet. The preferred stock is owned 99.5% by Mr. Robert A. Levinson, a stockholder, officer and director of the Company. The mandatorily redeemable preferred stock is redeemable at $1.00 per share plus accrued and unpaid dividends.

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

The Company's three largest customers (Wal-mart, a mass merchandiser and Jo-Ann Stores and Hancock Fabrics, each a specialty chain) represented approximately 49%, 25% and 2%, respectively, of the Company's net sales in the three months ended June 30, 2007 and represented approximately 48%, 26% and 4%, respectively, of the Company's net sales in the six months ended June 30, 2007. These customers also represented approximately 46%, 23% and 7% of the Company's net sales during the three months ended June 30, 2006 and 50%, 22% and 7%, respectively, of the Company's net sales in the six months ended June 30, 2006. These customers also represented approximately 71% and 63% of the total outstanding accounts receivable as of June 30, 2007 and December 31, 2006, respectively. A reduction in sales to any of these customers could adversely impact the financial condition and results of operations of the Company.

On March 21, 2007, Hancock, the Company's third largest customer, announced it will close approximately 134 of its 443 stores in 2007 as it reorganizes under Chapter 11. On December 31, 2006, the Company recorded an allowance of $75,000 against the uncollected 2006 accounts receivable balance of Hancock as of the date of the filing. In addition, as of March 31, 2007, the Company recorded an additional allowance of $86,000 against 2007 pre-bankruptcy sales. The balance net of all reserves was collected during the three months ended June 30, 2007. The Company believes that going forward, 2007 will result in lower sales to Hancock as compared to 2006 due to the reduced store count.


In direct response to these factors, the Company has taken steps to reduce its operating costs since the first quarter of 2007.

DISCONTINUED TEXTILE OPERATIONS

On November 9, 2005, the Company's Board of Directors approved management's plan to exit the garment manufacturing business. On May 11, 2006, management determined to exit its remaining Textile business completely. As a result, Textile segment operations for the current and prior comparative periods have been presented as discontinued operations.

During 2006, the Company disposed of substantially all remaining Textile business inventory and had inventory of $15,000 with no liabilities at December 31, 2006. As of June 30, 2007 the Company had no Textile business assets and liabilities remaining. The Company does not expect to incur any additional exit costs.

The Textile business generated the following operating results which have been classified as discontinued operations in the unaudited condensed consolidated statements of income (dollars in thousands):

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                          JUNE 30,               JUNE 30,
                                                   --------------------    -------------------
                                                     2007        2006        2007       2006
                                                   --------    --------    --------   --------
Sales                                              $      9    $    478    $     39   $  2,346
Cost of sales                                             1         290          17      1,986
                                                   --------    --------    --------   --------
Gross profit                                              8         188          22        360
Selling, general and administrative expense              --         112          --        269
Interest expense                                         --          85          --        177
                                                   --------    --------    --------   --------
Results of discontinued operations, net of tax     $      8    $     (9)   $     22   $    (86)
                                                   ========    ========    ========   ========

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

PENSION LIABILITIES

The determination of pension obligations and the related pension expense or credits to operations involves significant estimates. The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on assets used in calculating the pension charges or credits for the year. Under the Company's defined benefit plan, the Company uses discount rates based on yields of highly rated fixed income debt securities at the end of the year. At June 30, 2007, the weighted average discount rate for the plan was 5.75%. The Company uses an expected long-term rate of return on assets that is based on both past performance of the plan's assets and estimated future performance of the assets. At June 30, 2007, the expected long-term rate of return used was 8%. Due to the nature of the plan's assets and the volatility of debt and equity markets, results may vary significantly from year to year.

Based on current actuarial assumptions and estimates, the Company has an aggregate $3.1 million pension obligation representing $1.9 million related to the Company sponsored plan and $947,000 related to a terminated multi-employer plan and a $268,000 deferred compensation liability payable to the former owner of an acquired business.

The Company sponsored plan has significant contributions requirements. With respect to the 2006 plan year, the Company has a $988,008 contribution due on September 15, 2007, based on current legislated discount rates and actuarial assumptions. In addition, current actuarial assumptions project contributions with respect to the 2007 Plan year totaling approximately $897,000 of which $557,766 would be payable in 2007. The financial statements have been prepared based on these current actuarial assumptions. However, the Company has applied to the IRS for a deferral of $720,000 related to the September 15, 2007 contribution requirement. The Company has also applied to the IRS to permit a change in method of accounting for Plan assets. If the IRS were to approve these requests, the current year contribution requirement would total $400,000, inclusive of $132,000 with respect to the 2007 Plan year.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

Sales during the three months ended June 30, 2007 totaled $4.2 million as compared to $5.0 million during the three months ended June 30, 2006. The reduction in sales is attributable in part to the reorganization under Chapter 11 of one of the Company's largest customers and the cancellation of two product lines by the Company's largest customer.

Gross profit during the three months ended June 30, 2007 totaled $1.3 million as compared to $1.6 million during the same period last year. The gross profit percent was 31.4% during the second quarter of 2007 as compared to 33.2% during the second quarter of 2006. The lower gross profit percent in 2007 was the result of reduced leverage on fixed costs of sales during the second quarter of 2007.

Selling, general and administrative expenses totaled $1.1 million during the three months ended June 30, 2007 as compared to $1.4 million during the three months ended June 30, 2006, a decrease of approximately $290,000 or 21%. Management has taken direct steps to lower operating costs due to the reduction in sales, as described above.

Income from continuing operations before interest and income tax during the three months ended June 30, 2007 totaled $231,000 as compared to $273,000 during the same period last year. The reduction in income before interest and income tax was the result of lower gross profit offset by lower selling, general and administrative expenses as described above.

Interest expense during the three months ended June 30, 2007 totaled $207,000 as compared to $156,000 during the same period last year. $85,000 of the 2006 interest expense was included in the results of discontinued operations. The average outstanding debt during the second quarter of 2007 was $9.6 million as compared to $11.6 million during the second quarter of 2006. The weighted average interest rate during the second quarter of 2007 was 7.55% as compared to 7.05% during the second quarter of 2006.

Dividends on mandatorily redeemable preferred stock totaled $70,000 during the three months ended June 30, 2007 as compared to $68,000 during the three months ended June 30, 2006. The preferred stock dividends were accrued during the second quarter of 2007 and 2006 but were not paid in cash.

The Company has a net operating loss carryforward and a full valuation allowance against its deferred tax asset. The Company was not required to record a provision for income taxes related to its 2006 or 2007 pretax income (loss) and will not be required to do so in the future except in instances where minimum taxes are payable.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

Sales during the six months ended June 30, 2007 totaled $9.5 million as compared to $10.8 million during the six months ended June 30, 2006. The reduction in sales is attributable in part to the reorganization under Chapter 11 of one of the Company's largest customers and the cancellation of two product lines.

Gross profit during the six months ended June 30, 2007 totaled $3.1 million as compared to $3.9 million during the same period last year. The gross profit percent during the year to date period in 2007 was 32.8% as compared to 36.0% during the year to date period in 2006. The lower gross profit percent in 2007 was the result of reduced leverage on fixed costs of sales during the year to date period.

Selling, general and administrative expenses totaled $2.5 million during the six months ended June 30, 2007 as compared to $3.0 million during the six months ended June 30, 2006, a decrease of a approximately $500,000 or 17%. Management has taken direct steps to lower operating costs due to the reduction in sales, as described above. The decrease of selling, general and administrative expenses for the six months ended June 30, 2007 included $112,000 of severance cost and $86,000 of Hancock bad debt provision, which were offset by lower compensation costs of $274,000, lower selling, general and administrative expenses totaling $321,000 and lower pension expense of $103,000.

Income from continuing operations before interest and income tax during the six months ended June 30, 2007 totaled $611, 000 as compared to $919,000 during the same period last year. The reduction in income before interest and income tax was the result of lower gross profit offset by lower selling, general and administrative expenses as described above.

Interest expense during the six months ended June 30, 2007 totaled $411,000 as compared to $295,000 during the same period last year. $177,000 of the 2006 interest expense was included in the results of discontinued operations. The average outstanding debt during the year to date period in 2007 was $9.7 million as compared to $11.4 million during the year to date period in 2006. The weighted average interest rate during the six months ended June 30, 2007 was 7.56% as compared to 6.92% during the six months ended June 30, 2006.

Dividends on mandatorily redeemable preferred stock totaled $138,000 during the six months ended June 30, 2007 as compared to $136,000 during the six months ended June 30, 2006. The preferred stock dividends were accrued during 2007 and 2006 but were not paid in cash.

The Company has a net operating loss carryforward and a full valuation allowance against its deferred tax asset. The Company was not required to record a provision for income taxes related to its 2006 or 2007 pretax income and will not be required to do so in the future except in instances where minimum taxes are payable. During 2006, an income tax benefit of $23,000 was recorded as a result of a refund of state income taxes during the period.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company's ability to continue as a going concern is dependent upon its ability to execute management's plans to be profitable, generate positive cash flow from operations, obtain financing to meet the Company sponsored defined benefit pension funding obligations currently estimated to be $1.5 million in 2007 and to continue to have access to existing financing to meet obligations and repay liabilities when they come due, including amounts payable with respect to claimed environmental liabilities in connection with the Solvents Recovery Service of New England Superfund Site in the event the parent corporation is determined to be responsible for these claimed liabilities and the redemption of preferred stock due in 2007 and thereafter. Although management continues to pursue these plans and believes it will be successful, there is no assurance that the Company will be successful in generating such profitable operations or maintaining such access to existing financing or obtaining financing for such pension and environmental obligations on terms acceptable to the Company. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to satisfy the Company's capital needs through cash generated from operations, advances under its facilities with CIT and stockholder loans. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Losses sustained in prior years may have materially adversely affected the Company's long-term liquidity. While the Company has taken recent steps to improve its long term liquidity outlook, the Company still has limited availability under its existing credit facilities, and there can be no assurance the Company will not require additional financing to support its operations, or that it can obtain additional financing on favorable terms, or that the Company will be able to obtain any needed additional financing, in which case the Company's operations would be materially adversely affected and it could be forced to cease operations. Robert A. Levinson, the Company's Chairman and principal stockholder, has agreed to continue to personally support the Company's cash requirements through January 2, 2009 by providing short-term loans to the Company up to a maximum of $3.0 million. As of June 30, 2007, there was $1.75 million of borrowing available from Mr. Levinson under this agreement. If we (1) do not substantially achieve our overall projected revenue levels for 2007, (2) fail to operate within our projected expense levels as reflected in our business operating plans, or (3) do not receive the ongoing support of our lenders, then we will be unable to meet our cash and operating requirements for the next twelve months, which would in turn require us to seek additional financing to fund operations and/or implement additional expense reductions. The Company has implemented several actions to reduce losses and improve cash flow, including exiting the textile business, reduction of headcount, elimination of non-profitable product lines, termination of the post retirement medical plan and reductions in other general and administrative costs.

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

At June 30, 2007, the Company's principal sources of liquidity included cash of $93,000 and trade accounts receivable of $2.3 million. There was approximately 473,000 of unused borrowing capacity available under the Company's credit facility with CIT as of June 30, 2007. The Company also had an additional $1.75 million of borrowing available from Mr. Levinson who has agreed to fund up to $3 million of temporary advances to the Company.

The following discussion regarding the Company's cash flows for the six months ended June 30, 2007 and 2006 is inclusive of both continuing and discontinued operating activities.

Cash Flow Summary:
(in thousands)                              SIX MONTHS ENDED JUNE 30,
                                            -------------------------
                                                2007          2006
                                            -----------   -----------
Net cash provided by (used in):
     Operating activities                   $       557   $        99
     Investing activities                           (23)          (66)
     Financing activities                          (510)           --
                                            -----------   -----------
     Net increase in cash                   $        24   $        33
                                            ===========   ===========

Net cash flow provided by operating activities totaled $557,000 during the six months ended June 30, 2007, as compared to $99,000 during the six months ended June 30, 2006, resulting in an improvement in cash flow provided by operating activities of $458,000 in 2007 as compared to 2006.

In 2007, the components of net cash provided by operating activities were $439,000 of cash provided by net income adjusted for non-cash items, consisting primarily of depreciation and amortization, non-cash stock-based compensation, accrued interest on stockholder loans and accrued dividends on preferred stock, plus $118,000 of cash provided by operating assets and liabilities.

In 2006, the components of net cash provided by operating activities were $873,000 of net income adjusted for non-cash items, consisting primarily of depreciation and amortization, non-cash stock-based compensation, accrued interest on stockholder loans and accrued dividends on preferred stock which were offset by $774,000 of cash used in operating assets and liabilities.

Major components of the changes in operating assets and liabilities in 2007 as compared to 2006 were inventories, accounts payable, accounts receivable and other current liabilities.

Changes in inventories used $372,000 in cash flow in 2007 as compared to providing $811,000 in 2006. During the second quarter of 2006, the Company liquidated $978,000 of inventory related to its discontinued textile business and in the second quarter of 2007, the Company had an inventory buildup for shipments in the third quarter.

Changes in accounts payable provided $698,000 of cash flow in 2007 as compared to utilizing $540,000 of cash flow in the six months ended June 30, 2006. The reduction in accounts payable in 2006 was the result of the payment of 2005 accounts payable balances related to the discontinued Textile segment and in 2007 the Company negotiated better terms with its vendors.

Changes in accounts receivable provided $666,000 of cash flow in 2007 as compared to utilizing $162,000 of cash flow in 2006. The primary reason for the change was decreased sales in the second quarter 2007 as compared to 2006 resulting in lower accounts receivables on June 30, 2007 as compared to June 30, 2006.

Net cash used in investing activities totaled $23,000 during the six months ended June 30, 2007, as compared to $66,000 during the same period in 2006. This increase was primarily a result of higher capital expenditures during 2006.

Net cash used in financing activities totaled $510,000 during the six months ended June 30, 2007 as compared to none during the same period last year. In 2007, the Company had a surplus cash flow from operating activities and was able to repay borrowings and in 2006 the cash flow from operating activities was sufficient to fund operating and investing activities.

During the six months ended June 30, 2007, the Company had net repayments to Mr. Levinson of $250,000 against his stockholder loans. The outstanding stockholder borrowings are the result of funding of operating activities of the discontinued Textile segment in earlier years. There were no additional borrowings or repayments in 2006.

Total borrowings during the first six months of 2007 and 2006 under the CIT revolving credit facility were $8.8 million and $10.9 million respectively; total repayments during the periods under this facility were $9.0 million and $10.2 million, respectively. Repayments under the Company's term loan totaled $72,000 during the six months ended June 30, 2007 and 2006. Net amounts repaid to factor totaled $680,000 in 2006; there were no such repayments in 2007.

The Company has a credit facility with CIT and a promissory note payable to JPMorgan Chase Bank ("JPMorgan"). In addition, the Company has borrowings and advances outstanding from Robert A. Levinson, a stockholder, officer and director of the Company.

At June 30, 2007, the Company's credit facility with CIT (the "CIT Facility") provided for maximum aggregate borrowings of up to $7.5 million in the form of revolving credit, letters of credit and term loans. The CIT Facility is comprised of separate financing agreements with the Company and its wholly-owned subsidiary, Blumenthal Lansing Company, LLC ("Blumenthal"). There was approximately $473,000 of unused availability under the Company's credit facility with CIT as of June 30, 2007.

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.2 million of which was outstanding at June 30, 2007, (ii) revolving credit advances to the Company, $1.4 million of which was outstanding at June 30, 2007 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, $2.9 million of which was outstanding at June 30, 2007, and a Letter of Credit facility with a limit of $500,000, of which there was none outstanding at June 30, 2007. The Term Loan is amortized at $12,000 per month followed by a final installment payment of $1.0 million due on January 1, 2009. The revolving credit advances are also due on January 1, 2009. CIT may terminate the Credit facility upon 60 days written notice. At June 30, 2007, all amounts outstanding under the CIT Facility in excess of $2.5 million bear interest at 8.75% (the Chase Bank N.A. prime rate plus 0.5%) with a minimum rate of 5.0%. The first $2.5 million of advances from CIT bears interest at the prime rate (8.25%).

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

The Company also has a factoring agreement with CIT which matures on January 1, 2009. As of June 30, 2007 there was no balance due to or from CIT under the factoring agreement.

The promissory note payable to JPMorgan Chase Bank, N.A. in the amount of $3.0 million is dated May 2, 2002 and has a maturity date of January 1, 2009, as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBOR Rate applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at June 30, 2007 was 6.1875%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

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

The Company had outstanding loans payable to Mr. Levinson totaling $1,250,000 and $1,500,000 as of June 30, 2007 and December 31, 2006, respectively. In addition, Mr. Levinson has pledged collateral in support of certain Company obligations. Accrued interest on Mr. Levinson's loans has been classified as noncurrent liabilities on the Company's balance sheet and totaled $611,000 and $587,000, respectively, at June 30, 2007 and December 31, 2006. He has also agreed not to demand any repayment of principal or interest currently owed until January 1, 2009.

As of June 30, 2007, the Company was in compliance with all debt covenants as defined in the respective agreements.

Future maturities of long-term debt during each of the next five years ending June 30 and thereafter were as follows (in thousands):

                           2008            $      144
                           2009                 5,333
                                           ----------
                                           $    5,477
                                           ==========

The Series A Preferred Stock is subject to mandatory redemption, to the extent the Company may lawfully do so, in three equal annual installments one of which was due on June 15, 2007, and the remaining two on June 15, 2008 and June 15, 2009, in each case, from funds legally available therefore, at a price per share of Series A Preferred Stock equal to $1 per share, together with an amount representing accrued and unpaid dividends, whether or not declared, to the date of redemption. The first installment due on June 15, 2007 was not redeemed because under the terms of the Company's Certificate of Incorporation, the mandatory redemption of the Series A Preferred Stock can only be made to the extent that such redemptions do not contravene or cause default under any contract, agreement or other instrument by which the Company or its subsidiaries or any of their property is bound. Under the terms of the CIT Facility, preferred stock redemption payments are prohibited and preferred stock dividend payments are limited to $300,000 per year. Because preferred stock redemption payments are prohibited under the CIT Facility, the Company was and continues to be precluded by its Certificate of Incorporation from making any such payments so long as the CIT Facility is outstanding. The amount redeemable within the next twelve months, including accumulated dividends, will continue to be classified as a noncurrent liability so long as any portion of the CIT Facility has a maturity of more than one year. The CIT Facility is currently scheduled to mature on January 1, 2009.

Dividends on the Series A Preferred Stock accrue at a rate of $0.06 per annum per share when, as and if declared by the Company and are payable quarterly on March 15, June 15, September 15 and December 15. Quarterly dividends which are not paid in full in cash on any dividend payment date will accumulate without interest until the next mandatory redemption date. In the event that the Company does not redeem shares of Series A Preferred Stock, any unpaid accumulated dividends will also begin to accrue dividends from the date of the required redemption forward at the rate of 6% per year.

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

As of June 30, 2007, unpaid preferred stock dividends totaled approximately $423,000 and have been classified as a noncurrent liability on the Company's balance sheet. The preferred stock is owned 99.5% by Mr. Robert A. Levinson, a stockholder, officer and director of the Company. The mandatorily redeemable preferred stock is redeemable at $1.00 per share plus accrued and unpaid dividends.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2007, the Financial Accounting Standards Board ("FASB") ratified the consensus on Emerging Issues Task Force ("EITF") Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards ("EITF 06-11"). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007 (fiscal year 2008 for the Company). The adoption is not expected to have a material impact on our consolidated financial statements.


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

INTEREST RATE RISK

Our short term and long-term third party debt bears interest at floating rates, and accordingly we are sensitive to changes in prevailing interest rates. At June 30, 2007, our indebtedness with CIT was at 8.75% interest rate (based on the Chase Bank N.A. prime rate plus .5%).

Effective July 26, 2006, the applicable rate is the Chase Bank, N.A. prime rate on the first $2.5 million of outstanding borrowing plus .05% on outstanding borrowing in excess of $2.5 million but in either case not less than 5% per annum. Our indebtedness with JP Morgan Chase was at a 6.1875% interest rate (based on adjusted LIBOR plus .75%) at June 30, 2007. Our shareholder loan interest is not variable and bore a 6% interest rate. A 1% increase or decrease in market interest rates that affect our borrowing arrangements would have a material impact on earnings and cash flow of approximately $85,000 during the next fiscal year.

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

CUSTOMER CONCENTRATION

Our sales are concentrated with major retail chains and as such, approximately 70-80% of our sales in 2007 are expected to be from our top three accounts; these accounts represented 71% of our trade accounts receivable at June 30, 2007. The loss of any one of our major accounts would have a material adverse impact on our financial condition and results of operations.

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

No change occurred in the Company's internal controls concerning financial reporting during the second quarter of the fiscal year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company's ability to continue as a going concern is dependent upon its ability to execute management's plans to be profitable, generate positive cash flow from operations, obtain financing to meet the Company sponsored defined benefit pension funding obligations currently estimated to be $1.5 million in 2007 and to continue to have access to existing financing to meet obligations and repay liabilities when they come due, including amounts payable with respect to claimed environmental liabilities in connection with the Solvents Recovery Service of New England Superfund Site in the event the parent corporation is determined to be responsible for these claimed liabilities and the redemption of preferred stock due in 2007 and thereafter. Although management continues to pursue these plans and believes it will be successful, there is no assurance that the Company will be successful in generating such profitable operations or maintaining such access to existing financing or obtaining financing for such pension and environmental obligations on terms acceptable to the Company. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to satisfy the Company's capital needs through cash generated from operations, advances under its facilities with CIT and stockholder loans. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

PENSION FUNDING

The Company's projected benefit obligation with its Company sponsored defined benefit plan at December 31, 2006 was $20.5 million. The fair market value of Plan assets was $18.9 million at June 30, 2007. The current actuarial estimate is that contributions totaling $1.5 million will be required in 2007. The Company is investigating available alternatives to making such contributions. The Company has filed a deferral application with the IRS seeking to defer $720,000 of the September 15, 2007 payment to later years. There can be no assurance that the Company will not be required to make this contribution, in which case the Company will be required to obtain additional financing to allow it to make these contributions. There can be no assurance the Company will be able to obtain such additional financing.

A Substantial Portion Of The Company's Revenues And Gross Profits Is Derived From A Small Number Of Large Customers And The Loss Of Any Of These Customers Could Substantially Reduce Our Revenues.

The Company's three largest customers (Wal-mart, a mass merchandiser and Jo-Ann Stores and Hancock Fabrics, each a specialty chain) represented approximately 49%, 25% and 2%, respectively, of the Company's net sales in the three months ended June 30, 2007 and represented approximately 48%, 26% and 4%, respectively, of the Company's net sales in the six months ended June 30, 2007. These customers also represented approximately 46%, 23% and 7% of the Company's net sales during the three months ended June 30, 2006 and 50%, 22% and 7%, respectively, of the Company's net sales in the six months ended June 30, 2006.

These customers also represented approximately 71% and 63% of the total outstanding accounts receivable as of June 30, 2007 and December 31, 2006, respectively. A reduction in sales to any of these customers could adversely impact the financial condition and results of operations of the Company.

On March 21, 2007, Hancock, the Company's third largest customer, announced it will close approximately 134 of its 443 stores in 2007 as it reorganizes under Chapter 11. On December 31, 2006, the Company recorded an allowance of $75,000 against the uncollected 2006 accounts receivable balance of Hancock as of the date of the filing. In addition, as of March 31, 2007, the Company recorded an additional allowance of $86,000 against 2007 pre-bankruptcy sales. The balance net of all reserves was colleted during the three months ended June 30, 2007. The Company believes that going forward, 2007 will result in lower sales to Hancock as compared to 2006 due to the reduced store count.

In direct response to these factors, the Company has taken steps to reduce its operating costs since the first quarter of 2007.

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


                                            LEVCOR INTERNATIONAL, INC.

Date: August 13 , 2007                      /s/ Robert A. Levinson
                                            ------------------------------------
                                            Robert A. Levinson
                                            Chairman of the Board, President and
                                            Chief Executive Officer


Date: August 13, 2007                       /s/ Pramila Devi Shaheed
                                            ------------------------------------
                                            Pramila Devi Shaheed
                                            Chief Financial Officer and
                                            Secretary

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