Form 10-Q
period 2007-09-30
LEVCOR INTERNATIONAL INC
filed 2007-11-13
CIK 76094

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


                          Commission File No. 0-50186
                                              -------

                           LEVCOR INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                              06-0842701
-------------------------------                              ------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


110 West 40th Street, New York, New York                          10018
----------------------------------------                        ----------
(Address of Principal Executive Offices)                        (Zip Code)


                                 (212) 354-8500
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Former name, former address and former fiscal year, if changed since last report:

1065 Avenue of the Americas, New York,  New York                  10018
------------------------------------------------                ----------


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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

As of November 13, 2007, 5,331,881 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

================================================================================

                           LEVCOR INTERNATIONAL, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         as of September 30, 2007 (Unaudited) and December 31, 2006...........1

         Condensed Consolidated Statements of Income (Unaudited)
         for the Three and Nine months Ended September 30, 2007 and 2006......2

         Condensed Consolidated Statements of Comprehensive Income
         (Unaudited) for the Three and Nine months Ended
         September 30, 2007 and 2006 .........................................3

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the Nine months Ended September 30, 2007 and 2006................4

         Notes to Condensed Consolidated Financial Statements (Unaudited).....5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..............................................19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........35

Item 4.  Controls and Procedures.............................................36

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................38

Item 1A  Risk Factors........................................................39

Item 6.  Exhibits ...........................................................41

         Signatures..........................................................42


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                           September 30,       December 31,
                                                                               2007               2006
                                                                          ---------------    ---------------
                                                                            (Unaudited)
                                                                          ---------------
ASSETS
Current Assets:
     Cash                                                                 $            41    $            69
     Accounts receivable trade, net                                                 3,657              2,946
     Inventories, net                                                               5,110              5,343
     Other current assets                                                             181                 86
                                                                          ---------------    ---------------
         Total current assets                                                       8,989              8,444

Property, Plant and Equipment, net                                                  1,759              1,917
Goodwill                                                                            2,543              2,543
Other assets                                                                          445                281
                                                                          ---------------    ---------------
         Total Assets                                                     $        13,736    $        13,185
                                                                          ===============    ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
     Revolving loan and current maturities of long-term debt              $         6,064    $         4,591
     Accounts payable                                                               1,186              1,058
     Pension liabilities, current portion                                             188              1,859
     Income taxes payable                                                              44                204
     Other current liabilities                                                        588                859
                                                                          ---------------    ---------------
         Total current liabilities                                                  8,070              8,571

Long-term debt, less current maturities                                             4,047              4,155
Stockholder loans                                                                     950              1,500
Accrued interest, stockholder loans                                                   629                587
Pension liabilities, less current portion                                           1,483              1,494
Environmental liabilities                                                           1,287              1,290
Other liabilities                                                                      --                335
Mandatorily Redeemable Preferred Stock, par value $0.01 per share
     8,000,000 shares authorized:  Shares issued and outstanding:
     Series A - 4,555,007                                                           4,555              4,555
Accumulated dividends on Mandatorily Redeemable Stock                                 510                285
                                                                          ---------------    ---------------
         Total Liabilities                                                         21,531             22,772
                                                                          ---------------    ---------------
Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common Stock, par value $0.01 per share
     15,000,000 shares authorized;
     Shares issued and outstanding: 5,331,881 as of
         September 30, 2007 and December 31, 2006                                      54                 54
Additional paid in capital                                                         33,235             33,231
Accumulated Deficit                                                               (39,960)           (40,213)
Accumulated Other Comprehensive Loss                                               (1,124)            (2,659)
                                                                          ---------------    ---------------
Total Stockholders' Deficit                                                        (7,795)            (9,587)
                                                                          ---------------    ---------------
Total Liabilities and Stockholders' Deficit                               $        13,736    $        13,185
                                                                          ===============    ===============

The accompanying notes are an integral part of these condensed consolidated financial statements


                 . LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)

                                                                    Three Months Ended                Nine Months Ended
                                                                        September 30,                   September 30,
                                                                ----------------------------    ----------------------------
                                                                    2007            2006            2007            2006
                                                                ------------    ------------    ------------    ------------
Net sales                                                       $      5,093    $      5,593    $     14,551    $     16,376
Cost of sales                                                          3,508           3,925           9,867          10,825
                                                                ------------    ------------    ------------    ------------
Gross profit                                                           1,585           1,668           4,684           5,551
Selling, general and administrative expenses                           1,094           1,500           3,582           4,464
                                                                ------------    ------------    ------------    ------------
Income from continuing operations before gain on termination of post retirement plan, interest, preferred dividends
   and income tax expense (benefit)                                      491             168           1,102           1,087
Gain on termination of post retirement benefit plan                       --           1,662              --           1,662
                                                                ------------    ------------    ------------    ------------
Income from continuing operations before interest, preferred
   dividends and income tax expense (benefit)                            491           1,830           1,102           2,749
Interest expense                                                         242             330             653             625
Dividends on mandatorily redeemable preferred stock                       86              68             224             204
                                                                ------------    ------------    ------------    ------------
Income from continuing operations before income tax
   expense (benefit) and discontinued operations                         163           1,432             225           1,920
Income tax expense (benefit)                                              (6)            200              (6)            177
                                                                ------------    ------------    ------------    ------------
Net income from continuing operations                                    169           1,232             231           1,743
Income (loss) from discontinued operations, net of tax                    --              11              22             (75)
                                                                ------------    ------------    ------------    ------------
Net income                                                      $        169    $      1,243    $        253    $      1,668
                                                                ============    ============    ============    ============
Income (loss) per share:
   Basic and Diluted:
     Income from continuing operations                          $        .03    $        .23    $        .05    $        .33
     Income (loss) from discontinued operations                          --*             --*             --*            (.01)
                                                                ------------    ------------    ------------    ------------
     Net income                                                 $        .03    $        .23    $        .05    $        .32
                                                                ============    ============    ============    ============


Weighted average common shares outstanding - basic                     5,332           5,332           5,332           5,332
Potential common stock                                                    --              --              --               2
                                                                ------------    ------------    ------------    ------------
Weighted average shares outstanding - diluted                          5,332           5,332           5,332           5,334
                                                                ============    ============    ============    ============

*  Less than $.005

The accompanying notes are an integral part of these condensed consolidated financial statements.


                           LEVCOR INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                       STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                    Three Months Ended                Nine Months Ended
                                                                        September 30,                   September 30,
                                                                ----------------------------    ----------------------------
                                                                    2007            2006            2007            2006
                                                                ------------    ------------    ------------    ------------
Net income                                                      $        169    $      1,243    $        253    $      1,668
Other comprehensive income (loss):
         Foreign currency translation adjustment                          58               1             421             (19)
         Pension Adjustment                                            1,114              --           1,114              --
                                                                ------------    ------------    ------------    ------------
Comprehensive income                                            $      1,341    $      1,244    $      1,788    $      1,649
                                                                ============    ============    ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.


                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                     ----------------------------
                                                                         2007            2006
                                                                     ------------    ------------
Cash Flows From Operating Activities:
Net income                                                           $        253    $      1,668
Reconciliation of net income to net cash provided by
   (used in) operations:
     Non-cash gain on post retirement medical plan termination                 --          (1,662)
     Depreciation and amortization                                            298             296
     Non-cash stock-based compensation                                          4              54
     Accrued interest on stockholder loans                                     42             106
     Accrued dividends on mandatorily redeemable preferred stock              224             217
     Changes in operating assets and liabilities:
       Accounts receivable trade, net                                        (711)           (346)
       Inventories, net                                                       311           1,421
       Other current assets                                                   (94)             51
       Other assets                                                          (238)            (61)
       Accounts payable                                                       128            (893)
       Income taxes payable                                                  (160)            176
       Other current liabilities                                             (271)           (477)
       Pension liabilities                                                   (568)           (131)
       Environmental liabilities                                               (3)            (40)
       Other liabilities                                                       --              97
                                                                     ------------    ------------
         Net cash provided by  (used in) operating activities                (785)            476
                                                                     ------------    ------------
Cash Flows From Investing Activities:
Capital expenditures                                                          (23)            (50)
Investment in other assets                                                    (35)            (35)
                                                                     ------------    ------------
         Net cash used in investing activities                                (58)            (85)
                                                                     ------------    ------------
Cash Flows From Financing Activities:
Borrowings under revolving loan                                            13,896          15,770
Repayments of  revolving loan                                             (12,423)        (14,884)
Repayment of long - term debt                                                (108)           (108)
Borrowings under stockholder loans                                            850              --
Repayments of stockholder loans                                            (1,400)           (350)
Due to factor                                                                  --            (797)
                                                                     ------------    ------------
         Net cash provided by (used in) financing activities                  815            (369)
                                                                     ------------    ------------

Increase (decrease) in cash                                                   (28)             22
Cash at beginning of period                                                    69              50
                                                                     ------------    ------------
Cash at end of period                                                $         41    $         72
                                                                     ============    ============

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
     Interest                                                        $        689    $        689
                                                                     ============    ============
     Income taxes                                                    $        154    $         --
                                                                     ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1:  UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         -------------------------------------------------------------

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

The accompanying unaudited condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of regulation S-X and accounting principles generally accepted in the United States of America ("GAAP"), as applicable to interim financial information and following other requirements of the Securities and Exchange Commission ("SEC") for interim reporting. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. The interim results are not necessarily indicative of the results for a full year and do not contain all the information included in the Company's annual consolidated financial statements and notes for the year ended December 31, 2006. The consolidated balance sheet as of December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. It is suggested that these condensed consolidated financial statements be used in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

The condensed consolidated balance sheets as of September 30, 2007 (unaudited) and December 31, 2006 (audited) and the unaudited condensed consolidated statements of income, comprehensive income and cash flows for the nine months ended September 30, 2007 and 2006 include the accounts of the Company and subsidiaries.

NOTE 2:  GOING CONCERN
         -------------

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company's ability to continue as a going concern is dependent upon its ability to execute management's plans to be profitable, generate positive cash flow from operations and to continue to have access to existing financing to meet obligations and repay liabilities when they come due, including amounts payable with respect to claimed environmental liabilities in connection with the Solvents Recovery Service of New England Superfund Site (see Note 13) in the event the parent corporation is determined to be responsible for these claimed liabilities and the redemption of preferred stock due in 2007 and thereafter. Although management continues to pursue these plans and believes it will be successful, there is no assurance that the Company will be successful in generating such profitable operations or maintaining such access to existing financing or obtaining financing for such environmental obligations on terms acceptable to the Company. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to satisfy the Company's capital needs through cash generated from operations, advances under its facilities with CIT and stockholder loans. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 3:  DISCONTINUED OPERATIONS
         -----------------------

During the fourth quarter of 2005, the Company's Board of Directors approved management's plan to exit the garment manufacturing business. On May 11, 2006, management determined to exit its remaining Textile business completely. As a result, Textile segment operations for the current and prior comparative periods have been presented as discontinued operations.

During 2006, the Company disposed of substantially all significant Textile business inventory and had inventory of $15,000 and no liabilities at December 31, 2006. As of September 30, 2007 the Company had no Textile business assets or liabilities remaining. The Company does not expect to incur any additional exit costs.

The Textile segment generated the following operating results which have been classified as discontinued operations in the unaudited condensed consolidated statements of operations

(dollars in thousands):
                                                                    Three Months Ended               Nine Months Ended
                                                                        September 30,                   September 30,
                                                                --------------- ------------    ----------------------------
                                                                    2007            2006            2007            2006
                                                                ------------    ------------    ------------    ------------
         Sales                                                  $         --    $         47    $         39    $      2,393
         Cost of sales                                                    --              36              17           2,022
                                                                ------------    ------------    ------------    ------------
         Gross profit                                                     --              11              22             371
         Selling, general and administrative expense                      --              --              --             269
         Interest expense                                                 --              --              --             177
                                                                ------------    ------------    ------------    ------------
         Results of discontinued operations, net of tax         $         --    $         11    $         22    $        (75)
                                                                ============    ============    ============    ============


Effective June 30, 2006, the short and long term debt of the Textile business became short and long term debt of the Company's continuing operations and as such, interest expense related to this debt in future periods will be classified as part of our continuing operations.

NOTE 4:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

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

Cash and Cash Equivalents:
-------------------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at September 30, 2007 and December 31, 2006.

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

Accounts Receivable:
-------------------

Accounts receivable are stated at the net realizable value. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $11,000 at September 30, 2007 and $106,000 at December 31, 2006.

Inventories:
-----------

Inventories are valued at the lower of cost or market using a weighted-average cost method basis. We make provisions for obsolete or slow moving inventories as necessary to properly reflect inventory value.

Long-Lived Assets:
-----------------

The Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, the asset is written down to its estimated fair value. When assets are removed from operations and held for sale, the impairment loss is estimated as the excess of the carrying value of the assets over their fair value. No such impairments of long-lived assets were recorded for the nine months ended September 30, 2007 and 2006

Goodwill:
--------

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

Realization of our deferred tax assets is, for the most part, dependent upon our U.S. consolidated tax group of companies having sufficient federal taxable income in future years to utilize our domestic net operating loss carryforwards before they expire. We assess our deferred tax valuation allowance on a quarterly basis in light of certain factors, including our financial performance and adjust the allowance if necessary.

The Company has significant deferred tax assets, resulting from net operating loss carryforwards and deductible temporary differences. As of September 30, 2007 and December 31, 2006, the Company has provided a full valuation allowance against its deferred tax assets. Management weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in past years. The Company will continue to maintain a full valuation allowance on our tax benefits until profitability has been sustained over a time period and in amounts that are sufficient to support a conclusion that it is more likely than not that a portion or all of the deferred tax assets will be realized. A decrease in our valuation allowance would result in an immediate material income tax benefit, an increase in total assets and decrease in stockholder's deficit, and could have a significant impact on earnings in future periods.

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

Fair Value of Financial Instruments:
-----------------------------------

The Company's financial instruments are comprised of revolving debt, long-term debt, loans payable to stockholder, Robert A. Levinson, and Series A Mandatory Redeemable Preferred Stock at September 30, 2007 and December 31, 2006. The fair values of the revolving debt, long-term debt, loans payable to Robert A. Levinson and Series A Mandatory Redeemable Preferred Stock approximate the carrying values because these obligations have market-based interest rates.

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

Advertising:
-----------

The Company expenses the cost of advertising at the time the cost is incurred. Advertising expense totaled approximately $6,000 and $17,000 during the three and nine-month periods ended September 30, 2007, respectively. In 2006, advertising expense during the three and nine-month periods ended September 30, 2006 totaled approximately $8,000 and $35,000, respectively.

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

Stock-Based Compensation:
------------------------

The Company follows SFAS No. 123 (revised 2004) ("SFAS No. 123(R)"), "Share-Based Payment," to account for stock-based compensation. Among other items, SFAS No. 123(R) requires companies to recognize in their financial statements the cost of services received in exchange for awards of equity instruments based on the grant date fair value of those awards. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and other equity-based compensation beginning in the first quarter of adoption. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, has been or will be recognized in the Company's financial statements over the remaining vesting period. For equity-based compensation awards granted or modified subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant or modification has been or will be recognized in the Company's consolidated financial statements over the vesting period. The Company utilizes the Black-Scholes option pricing model to measure the fair value of stock options.

Reclassifications:
-----------------

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.


Recently Issued Accounting Pronouncements

As of the date of filing, no new accounting pronouncements were issued that are expected to have a material impact on the Company's consolidated financial position or results of operations.

NOTE 5:  INVENTORIES
         -----------

The components of inventories as of September 30, 2007 and December 31, 2006, net of reserves are as follows (dollars in thousands):

                                                 September 30,    December 31,
                                                     2007            2006
                                                 ------------    ------------
         Raw materials                           $      2,401    $      2,614
         Work in progress                                  92              87
         Finished goods                                 2,617           2,642
                                                 ------------    ------------
                                                 $      5,110    $      5,343
                                                 ============    ============

At September 30, 2007 and December 31, 2006 inventories were valued on a weighted-average cost method basis. Inventories are stated at the lower of cost or market. Cost elements included in inventory are material, labor and overhead, primarily using standard cost, which approximates actual cost.

NOTE 6:  PROPERTY, PLANT AND EQUIPMENT
         -----------------------------

The components of Property, Plant and Equipment as of September 30, 2007 and December 31, 2006 are as follows (dollars in thousands):

                                                 September 30,    December 31,
                                                     2007            2006
                                                 ------------    ------------
         Land and improvements                   $         82    $         79
         Buildings and improvements                     2,509           2,491
         Machinery and equipment                        2,312           2,248
                                                 ------------    ------------
                                                        4,903           4,818
         Less: Accumulated depreciation
               and amortization                        (3,144)         (2,901)
                                                 ------------    ------------
                                                 $      1,759    $      1,917
                                                 ============    ============

Depreciation and amortization expense totaled approximately $108,000 and $298,000 for the three and nine-month periods ended September 30, 2007, respectively, and approximately $108,000 and $296,000 for the three and nine-month periods ended September 30, 2006, respectively.

NOTE 7:  SHORT-TERM AND LONG-TERM DEBT
         -----------------------------

The Company has a credit facility with CIT and a promissory note payable to JPMorgan Chase Bank ("JPMorgan"). In addition, the Company has borrowings and advances outstanding from Robert A. Levinson, a stockholder, officer and director of the Company.

The Company's credit facility with CIT (the "CIT Facility") provides for maximum aggregate borrowings of up to $7.5 million in the form of revolving credit, letters of credit and term loans. The CIT Facility is comprised of separate financing agreements with the Company and its wholly-owned subsidiary, Blumenthal Lansing Company, LLC ("Blumenthal"). There was $137,000 of unused availability under the Company's credit facility with CIT as of September 30, 2007.

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.2 million of which was outstanding at September 30, 2007, (ii) revolving credit advances to the Company, $1.5 million of which was outstanding at September 30, 2007 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, $4.4 million of which was outstanding at September 30, 2007, and a Letter of Credit facility with a limit of $500,000, of which there was none outstanding at

September 30, 2007. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.0 million due on January 1, 2009. The revolving credit advances are also due on January 1, 2009. CIT may terminate the Credit facility upon 60 days written notice. $2.5 million of the amounts outstanding under the CIT Facility bear interest at Chase Bank N.A. prime rate (8.25%) and amounts in excess of $2.5 million bear interest at the Chase Bank N.A. prime rate plus 0.5% (8.75%) with a minimum rate of 5.0%.

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

The Company also has a factoring agreement with CIT, which matures on January 1, 2009. As of September 30, 2007 there was no balance due to or from CIT under the factoring agreement.

The promissory note payable to JPMorgan in the amount of $3.0 million is dated May 2, 2002 and has a maturity date of January 1, 2009, as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBOR Rate applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at September 30, 2007 was 6.14%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

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

The Company had outstanding loans payable to Mr. Levinson totaling $950,000 and $1.5 million as of September 30, 2007 and December 31, 2006, respectively. In addition, Mr. Levinson has pledged collateral in support of certain Company obligations. Accrued interest on Mr. Levinson's loans has been classified as noncurrent liabilities on the Company's balance sheet and totaled $629,000 and $587,000, respectively at September 30, 2007 and December 31, 2006. He has also agreed not to demand any repayment of principal or interest currently owed until January 1, 2009.

As of September 30, 2007, the Company was in compliance with all debt covenants as defined in the respective agreements.

Future maturities of long-term debt during each of the next five years ending September 30 and thereafter were as follows (in thousands):

                             2008                $        144
                             2009                       4,997
                                                 ------------
                                                 $      5,141
                                                 ============

NOTE 8:  PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
         ------------------------------------------------

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

The benefits under the plan are determined based on formulas, which reflect the employees' years of service and compensation during their employment period. The projected unit credit method is used to determine pension cost. Funding requirements for the plan are based on the unit credit method. The Company's policy is to fund pension cost as required by ERISA. In 2007 the Company applied for and was granted a waiver by the Internal Revenue Service with regard to a deferral of $713,000 which was the remainder of the contribution still due for the 2006 plan year. With respect to the deferral, the Company was required to make a contribution of $275,000, which was made on September 13, 2007. Total contributions for the 2006 plan year were $352,000. The Company had also applied to the Internal Revenue Service to permit a change in method of accounting for plan assets which was also granted. The Company has contributed $45,000 for the 2007 plan year and will need to contribute approximately $7,000 and $73,000 for the 2007 plan year by December 31, 2007 and September 15, 2008, respectively, based on current legislated discount rates and actuarial assumptions.

As a result of the waiver received and the significant contribution made by the Company on September 13, 2007, an updated benefit obligation valuation was prepared as of September 30, 2007, which caused a decrease in the minimum pension liability totaling $1.1 million with a corresponding credit to Accumulated Other Comprehensive Loss at the September 30, 2007 balance sheet date.

On August 17, 2006 The Pension Protection Act of 2006 was signed into law. New pension funding rules are effective for plan years beginning on or after January 1, 2008. For 2006 and 2007 the prior law funding rules remain in effect. Under the new law, the 90% funding target is replaced with a 100% target. Shortfalls from the 100% target must be amortized over a seven year period.

In addition to the liability of $479,000 for this Company sponsored plan, the Company also has an additional pension liability in the amount of $930,000 at September 30, 2007 in connection with a terminated multi-employer plan which requires annual payments of $142,000 inclusive of principal and interest through 2016. In addition, the Company has a $262,000 deferred compensation liability payable to the former owner of an acquired business.

A summary of net periodic benefit costs of the Company's defined benefit plan and post retirement medical benefit plan for the three and nine months ended September 30, 2007 and 2006, respectively, are as follows (dollars in thousands):

                                                           Three Months Ended               Nine Months Ended
                                                              September 30,                   September 30,
                                                      ----------------------------    ----------------------------
         Pension Benefits                                 2007            2006            2007            2006
         ----------------                             ------------    ------------    ------------    ------------
         Interest cost                                         284             297             851             891
         Expected return on plan assets                       (351)           (334)         (1,053)         (1,002)
         Recognized net actuarial loss                           9              45              28             135
                                                      ------------    ------------    ------------    ------------
         Net periodic benefit (income) expense        $        (58)   $          8    $       (174)   $         24
                                                      ============    ============    ============    ============

                                                           Three Months Ended               Nine Months Ended
                                                              September 30,                   September 30,
                                                      ----------------------------    ----------------------------
         Other Benefits                                   2007            2006            2007            2006
         --------------                               ------------    ------------    ------------    ------------
         Interest cost                                $         --    $         13    $         --    $         39
         Amortization of prior service cost                     --              (4)             --             (12)
         Recognized net actuarial (gain)                        --             (20)             --             (60)
                                                      ------------    ------------    ------------    ------------
         Net periodic benefit (gain)                  $         --    $        (11)   $         --    $        (33)
                                                      ============    ============    ============    ============

In September 2006, the Company determined that it would terminate its post retirement medical plan as of December 31, 2006. As a result, the Company reduced the balance sheet liability for post retirement medical costs by $1.7 million as of September 30, 2006 and recorded a corresponding non-cash gain on the plan termination. As of September 30, 2007, the Company continued to have approximately $9,000 included in other current liabilities related to payments expected to be made under the plan during the run off period in 2007 for 2006 claims.

For more information on the Company's pension and other post-retirement benefit plans, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K.

NOTE 9:  INCOME TAXES
         ------------

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

The Company adopted the provisions of FIN 48 and FASB Staff Position No. FIN 48-1 on January 1, 2007. The implementation of FIN 48 did not have a material impact on its unaudited condensed consolidated financial statements. The Company files tax returns in the U.S. federal jurisdiction and in various states. All federal and state tax filings for the Company as of December 31, 2006 have been timely filed. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2003. During the periods open to examination, the Company has utilized net operating loss carry forwards that have attributes from closed periods. Since these net operating loss carry forwards were utilized in the open periods, they remain subject to examination.

As of September 30, 2007, we do not have any uncertain tax positions under FIN
48. As a result, there are no unrecognized tax benefits as of September 30, 2007. If we were to incur any interest and penalties in connection with income tax deficiencies, we would classify interest in the "interest expense" category and classify penalties in the "non-interest expense" category within the condensed consolidated statements of income.

NOTE 10: CUSTOMER CONCENTRATIONS
         -----------------------

The Company's two largest customers (Wal-mart, a mass merchandiser and Jo-Ann Stores a specialty chain) represented approximately 34% and 43% respectively, of the Company's net sales in the three months ended September 30, 2007 and represented approximately 43% and 32% respectively, of the Company's net sales in the nine months ended September 30, 2007. These customers also represented approximately 48% and 25% of the Company's net sales during the three months ended September 30, 2006 and 49% and 23% respectively, of the Company's net sales in the nine months ended September 30, 2006. These customers in the aggregate also represented approximately 67% and 53% of the total outstanding accounts receivable as of September 30, 2007 and December 31, 2006, respectively. A reduction in sales to either of these customers could adversely impact the financial condition and results of operations of the Company.

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

NOTE 11: RELATED PARTY TRANSACTIONS
         --------------------------

Robert A. Levinson, a stockholder, officer and director had outstanding loans of $950,000 and $1.5 million as of September 30, 2007 and December 31, 2006, respectively. The Company also had $629,000 and $587,000 of accrued interest payable to Mr. Levinson with respect to such loans as of September 30, 2007 and December 31, 2006, respectively. He has also pledged collateral in support of certain Company obligations. See Note 7 for a description of these transactions.

In addition to being a director of the Company, Edward H. Cohen serves as counsel to Katten Muchin Rosenman LLP, legal counsel to the Company. During the three and nine months ended September 30, 2007, fees for services provided to the Company by Katten Muchin Rosenman LLP totaled approximately $39,000 and $123,000, respectively, and fees for the three and nine months ended September 30, 2006 totaled $68,000 and $129,000, respectively. Mr. Cohen does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

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

As of September 30, 2007, unpaid preferred stock dividends totaled approximately $510,000 and have been classified as a noncurrent liability on the Company's balance sheet. The preferred stock is owned 99.5% by Mr. Robert A. Levinson, a stockholder, officer and director of the Company. The mandatorily redeemable preferred stock is redeemable at $1.00 per share plus accrued and unpaid dividends.

NOTE 13: COMMITMENT AND CONTINGENCIES
         ----------------------------

Environmental. The Company is subject to a number of federal, state and local environmental laws and regulations, including those concerning the treatment, storage and disposal of waste, the discharge of effluents into waterways, the emissions of substances into the air and various health and safety matters. In addition, CERCLA and comparable state statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. These parties are typically identified as "potentially responsible parties" or "PRPs." On or about June 1992 the Company received notices from the United States Environmental Protection Agency ("EPA") that the Company, Belding Corticelli Thread Co. ("BCTC") (a discontinued operation) and Carlyle Manufacturing Company, Inc. ("CM") (a subsidiary) had been identified, along with 1,300 other parties, as PRPs in connection with the alleged release of hazardous substances from the Solvents Recovery Service of New England Superfund Site in Southington, Connecticut (the "SRS site"). The Company settled its alleged liability in connection with the SRS site by paying $1,626 in connection with a settlement offered to de minimis parties at the SRS site in 1994. BCTC and CM, along with other PRPs, committed to perform the Remedial Investigation and Feasibility Study ("RIFS") and two Non-Time Critical Removal Actions ("NTCRA") at the SRS site. The RIFS, and the first NTCRA (except for certain maintenance activities) have been completed. BCTC and CM have been allocated approximately .04% and 1.34%, respectively, of costs incurred to date, based on their alleged volume of waste shipped to the SRS site. In September of 2005, the EPA issued its Record of Decision ("ROD") for the SRS site. In September 2006, the EPA sent special notice letters to the PRPs to initiate consent decree negotiations concerning, among other things, the scope of the work to be performed under the ROD and reimbursement of all, or a significant portion, of EPA's past response costs and future costs to be incurred in overseeing the remedial work. In December 2006, CM and BCTC joined in the SRS PRP Group offer to the EPA to (i) construct and operate the remedial action contemplated by the ROD (subject to certain proposed changes) and (ii) reimburse EPA for portions of its past and future site-related costs. Assuming negotiations between EPA and the PRP Group are successful, it is possible that payments by parties to the Consent Decree would begin as early as 2008.

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

The Company's two largest customers (Wal-mart, a mass merchandiser and Jo-Ann Stores a specialty chain) represented approximately 34% and 43% respectively, of the Company's net sales in the three months ended September 30, 2007 and represented approximately 43% and 32% respectively, of the Company's net sales in the nine months ended September 30, 2007. These customers also represented approximately 48% and 25% of the Company's net sales during the three months ended September 30, 2006 and 49% and 23% respectively, of the Company's net sales in the nine months ended September 30, 2006. These customers in the aggregate also represented approximately 67% and 53% of the total outstanding accounts receivable as of September 30, 2007 and December 31, 2006, respectively. A reduction in sales to either of these customers could adversely impact the financial condition and results of operations of the Company.

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

During 2006, the Company disposed of substantially all remaining Textile business inventory and had inventory of $15,000 with no liabilities at December 31, 2006. As of September 30, 2007 the Company had no Textile business assets and liabilities remaining. The Company does not expect to incur any additional exit costs.

The Textile business generated the following operating results which have been classified as discontinued operations in the unaudited condensed consolidated statements of income (dollars in thousands):


                                                                    Three Months Ended               Nine Months Ended
                                                                        September 30,                  September 30,
                                                                ----------------------------    ----------------------------
                                                                    2007            2006            2007            2006
                                                                ------------    ------------    ------------    ------------
         Sales                                                  $         --    $         47    $         39    $      2,393
         Cost of sales                                                    --              36              17           2,022
                                                                ------------    ------------    ------------    ------------
         Gross profit                                                     --              11              22             371
         Selling, general and administrative expense                      --              --              --             269
         Interest expense                                                 --              --              --             177
                                                                ------------    ------------    ------------    ------------
         Results of discontinued operations, net of tax         $         --    $         11    $         22    $        (75)
                                                                ============    ============    ============    ============


Effective September 30, 2006, the short and long term debt of the Textile segment became short and long term debt of the Company's continuing operations and as such, interest expense related to this debt in future periods will be classified as part of our continuing operations.

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

Deferred Taxes

Deferred tax assets and liabilities represent estimated future tax amounts attributable to the differences between the carrying amounts of assets and liabilities in the unaudited condensed consolidated financial statements and their respective tax bases. These estimates are computed using the tax rates in effect for the applicable period. Realization of our deferred tax assets is, for the most part, dependent upon our U.S. consolidated tax group of companies having sufficient federal taxable income in future years to utilize our domestic net operating loss carryforwards before they expire. We assess our deferred tax valuation allowance on a quarterly basis in light of certain factors, including our financial performance, and adjust the allowance if necessary

Pension Liabilities

The determination of pension obligations and the related pension expense or credits to operations involves significant estimates. The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on assets used in calculating the pension charges or credits for the year. Under the Company's defined benefit plan, the Company uses discount rates based on yields of highly rated fixed income debt securities at the end of the year. At September 30, 2007, the weighted average discount rate for the plan was 5.75%. The Company uses an expected long-term rate of return on assets that is based on both past performance of the plan's assets and estimated future performance of the assets. At September 30, 2007, the expected long-term rate of return used was 8%. Due to the nature of the plan's assets and the volatility of debt and equity markets, results may vary significantly from year to year.

In 2007 the Company applied for and was granted a waiver by the Internal Revenue Service with regard to a deferral of $713,000 which was the remainder of the contribution still due for the 2006 plan year. With respect to the deferral, the Company was required to make a contribution of $275,000, which was made on September 13, 2007. Total contributions for the 2006 plan year were $352,000. The Company had also applied to the Internal Revenue Service to permit a change in method of accounting for plan assets, which was also granted. The Company has contributed $45,000 for the 2007 plan year and will need to contribute approximately $7,000 and $73,000 for the 2007 plan year by December 31, 2007 and September 15, 2008, respectively, based on current legislated discount rates and actuarial assumptions.

As a result of the waiver received and the significant contribution made by the Company on September 13, 2007, an updated benefit obligation valuation was prepared as of September 30, 2007, which caused a decrease in the minimum pension liability totaling $1.1 million with a corresponding credit to Accumulated Other Comprehensive Loss at the September 30, 2007 balance sheet date.

In addition to the liability of $479,000 for this Company sponsored plan, the Company also has an additional pension liability in the amount of $930,000 at September 30, 2007 in connection with a terminated multi-employer plan which requires annual payments of $142,000 inclusive of principal and interest through 2016. In addition, the Company has a $262,000 deferred compensation liability payable to the former owner of an acquired business.

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

Stock-Based Compensation

The Company follows SFAS No. 123 (revised 2004) ("SFAS No. 123(R)"), "Share-Based Payment," to account for stock-based compensation. Among other items, SFAS No. 123(R) requires companies to recognize in their financial statements the cost of services received in exchange for awards of equity instruments based on the grant date fair value of those awards. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and other equity-based compensation beginning in the first quarter of adoption. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, has been or will be recognized in the Company's financial statements over the remaining vesting period. For equity-based compensation awards granted or modified subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant or modification has been or will be recognized in the Company's consolidated financial statements over the vesting period. The Company utilizes the Black-Scholes option pricing model to measure the fair value of stock options.

Results of Operations

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

Sales during the three months ended September 30, 2007 totaled $5.1 million as compared to $5.6 million during the three months ended September 30, 2006. The decrease in sales is attributable in part to the reorganization under Chapter 11 of one of the Company's largest customers and the cancellation of two product lines by the Company's largest customer. The decrease in sales in the third quarter of 2007 was offset by an annual modular change by a major customer. There was no such modular change for this customer in 2006.

Gross profit during the three months ended September 30, 2007 totaled $1.6 million as compared to $1.7 million during the same period last year. The gross profit was 31.1% during the third quarter of 2007 as compared to 29.8% during the third quarter of 2006. The increase in gross profit percent in 2007 was the result of a favorable product mix and reduced shipping costs during the third quarter of 2007.

Selling, general and administrative expenses totaled $1.1 million during the three months ended September 30, 2007 as compared to $1.5 million during the three months ended September 30, 2006, a decrease of approximately $400,000 or 27%. The decrease in selling, general and administrative expenses in the third quarter of 2007 was the direct result of management's efforts to lower operating costs due to the reduction in sales as described above. This decrease included approximately $186,000 of compensation costs due to lower headcount in 2007, $65,000 of pension expense and $149,000 of various selling, general and administrative expenses.

Income from continuing operations before gain on termination of post retirement plan, interest, preferred dividends and income tax expense (benefit) during the three months ended September 30, 2007 totaled $491,000 as compared to $168,000 during the same period last year. The increase in operating income was the result of higher gross profit and lower selling, general and administrative expenses as described above.

The Company recorded a non-cash $1.7 million gain on the termination of the post retirement medical plan in the third quarter of 2006. There was no such gain in 2007.

Interest expense during the three months ended September 30, 2007 totaled $242,000 as compared to $330,000 during the same period last year. The reduction in interest expense in the third quarter of 2007 is partly due to an accrual of $100,000 being recorded in 2006 of interest payable to the State of Connecticut related to the settlement of 1994 and 1995 state income tax audits of a previously disposed of entity, Danfield Threads, Inc. The average outstanding debt during the third quarter of 2007 was $10.5 million as compared to $11.7 million during the third quarter of 2006. The weighted average interest rate during the third quarter of 2007 was 7.53% as compared to 7.42% during the third quarter of 2006.

Dividends on mandatorily redeemable preferred stock totaled $86,000 during the three months ended September 30, 2007 as compared to $68,000 during the three months ended September 30, 2006. The increase in dividends was a result of the unpaid accumulated dividends that also began to accrue dividends as of June 15, 2007, because the Company was not able to redeem the first installment of the mandatorily redeemable preferred stock on June 15, 2007, the first redemption date, which under the terms of the Company's Certificate of Incorporation prohibit the mandatory redemption of the Series A Preferred Stock when the redemption contravene or cause default under any contract, agreement or other instrument by which the Company or its subsidiaries or any of their property is bound. Under the terms of the Company's credit facility with CIT, preferred stock redemption payments are prohibited and preferred stock dividend payments are limited to $300,000 per year.

The Company has a net operating loss carryforward and a full valuation allowance against its deferred tax asset. The Company was not required to record a provision for income taxes related to its 2006 or 2007 pretax income and will not be required to do so in the future except in instances where minimum taxes are payable. An income tax benefit of $6,000 was recorded as a result of a refund of state income taxes during the third quarter of 2007. There was an income tax provision of $200,000 in the third quarter of 2006 which was the result of a settlement of 1994 and 1995 state income tax audits of a previously disposed of entity, Danfield Threads, Inc.


Nine months Ended September 30, 2007 Compared with Nine months Ended September 30, 2006

Sales during the nine months ended September 30, 2007 totaled $14.6 million as compared to $16.4 million during the nine months ended September 30, 2006. The decrease in sales is attributable to the reorganization under Chapter 11 of one of the Company's largest customers and the cancellation of two product lines by the Company's largest customer.

Gross profit during the nine months ended September 30, 2007 totaled $4.7 million as compared to $5.6 million during the same period last year. The gross profit for the year to date period was 32.2% as compared to 33.9% during the year to date period in 2006. The decrease in gross profit percent in 2007 was the result of reduced leverage on fixed costs of sales during the year to date period.

Selling, general and administrative expenses totaled $3.6 million during the nine months ended September 30, 2007 as compared to $4.5 million during the nine months ended September 30, 2006, a decrease of approximately $900,000 or 20%. The decrease in selling, general and administrative expenses for the nine months ended 2007 was the result of management's efforts to lower operating costs beginning in the first quarter of 2007, due to the reduction in sales as described above. The decrease in selling, general and administrative expenses for the nine months ended September 30, 2007 included $112,000 of severance cost and $86,000 of Hancock bad debt provision which were offset by lower compensation costs of $485,000, due to lower headcount in 2007, pension expense of $196,000 and $219,000 of various selling, general and administrative expenses.

Income from continuing operations before gain on termination of post retirement plan, interest, preferred dividends and income tax expense (benefit) totaled $1.1 million during the nine months ended September 30, 2007 and 2006. While there was a reduction in sales of $1.8 million for the nine months ended September 30, 2007 as compared to the same period last year, there was no change in income from continuing operations before gain on termination of post retirement plan, interest, preferred dividends and income tax. This was related to management's efforts that lowered operating costs.

The Company recorded a non-cash $1.7 million gain on the termination of the post retirement medical plan in 2006. There was no such gain in 2007.

Interest expense during the nine months ended September 30, 2007 totaled $653,000 as compared to $625,000 during the same period last year. The average outstanding debt during the nine months of 2007 was $9.9 million as compared to $11.5 million during the same period of 2006. The weighted average interest rate during the nine months of 2007 was 7.55% as compared to 7.09% during nine months of 2006.

Dividends on mandatorily redeemable preferred stock totaled $224,000 during the nine months ended September 30, 2007 as compared to $204,000 during the nine months ended September 30, 2006. The increase in dividends was a result of the unpaid accumulated dividends that also began to accrue dividends as of June 15, 2007, because the Company was not able to redeem the first installment of the mandatorily redeemable preferred stock on June 15, 2007, the first redemption date, which under the terms of the Company's Certificate of Incorporation prohibit the mandatory redemption of the Series A Preferred Stock when the redemption contravene or cause default under any contract, agreement or other instrument by which the Company or its subsidiaries or any of their property is bound. Under the terms of the Company's credit facility with CIT, preferred stock redemption payments are prohibited and preferred stock dividend payments are limited to $300,000 per year.

The Company has a net operating loss carryforward and a full valuation allowance against its deferred tax asset. The Company was not required to record a provision for income taxes related to its 2006 or 2007 pretax income and will not be required to do so in the future except in instances where minimum taxes are payable. In 2007 an income tax benefit of $6,000 was recorded which was a result of a refund of state income taxes. There was an income tax provision of $200,000 in 2006 which was the result of a settlement of 1994 and 1995 state income tax audits of a previously disposed of entity, Danfield Threads, Inc. This was offset by a refund of state income taxes which totaled $23,000.

Net income from continuing operations for the nine months ended September 30, 2007 totaled $231,000 as compared to $1.7 million during the nine months ended September 30, 2006. The net income for continuing operations for 2006 included a $1.7 million of non cash gain which was the termination of the Company's post retirement medical plan. Excluding this non-cash gain, the Company's income from continuing operations was approximately $81,000 during the nine months ended September 30, 2006.


Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company's ability to continue as a going concern is dependent upon its ability to execute management's plans to be profitable, generate positive cash flow from operations and to continue to have access to existing financing to meet obligations and repay liabilities when they come due, including amounts payable with respect to claimed environmental liabilities in connection with the

Solvents Recovery Service of New England Superfund Site in the event the parent corporation is determined to be responsible for these claimed liabilities and the redemption of preferred stock due in 2007 and thereafter. Although management continues to pursue these plans and believes it will be successful, there is no assurance that the Company will be successful in generating such profitable operations or maintaining such access to existing financing or obtaining financing for such environmental obligations on terms acceptable to the Company. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to satisfy the Company's capital needs through cash generated from operations, advances under its facilities with CIT and stockholder loans. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Losses sustained in prior years may have materially adversely affected the Company's long-term liquidity. While the Company has taken recent steps to improve its long term liquidity outlook, the Company still has limited availability under its existing credit facilities, and there can be no assurance the Company will not require additional financing to support its operations, or that it can obtain additional financing on favorable terms, or that the Company will be able to obtain any needed additional financing, in which case the Company's operations would be materially adversely affected and it could be forced to cease operations. Robert A. Levinson, the Company's Chairman and principal stockholder, has agreed to continue to personally support the Company's cash requirements through January 2, 2009 by providing short-term loans to the Company up to a maximum of $3.0 million. As of September 30, 2007, there was $2.1 million of borrowing available from Mr. Levinson under this agreement. If we (1) do not substantially achieve our overall projected revenue levels for 2007, (2) fail to operate within our projected expense levels as reflected in our business operating plans, or (3) do not receive the ongoing support of our lenders, then we will be unable to meet our cash and operating requirements for the next twelve months, which would in turn require us to seek additional financing to fund operations and/or implement additional expense reductions. The Company has implemented several actions to reduce losses and improve cash flow, including exiting the textile business, reduction of headcount, elimination of non-profitable product lines, termination of the post retirement medical plan and reductions in other general and administrative costs. However, there can be no assurance that Mr. Levinson will continue to personally support the Company's cash requirements, that such support from Mr. Levinson, together with the support of the Company's commercial lenders, will be sufficient to address the Company's liquidity needs and cash requirements or that the actions taken by management will be sufficient to allow the Company to generate net income from continuing operations.

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

At September 30, 2007, the Company's principal sources of liquidity included cash of $41,000 and trade accounts receivable of $3.7 million. There was no unused borrowing capacity available under the Company's credit facility with CIT as of September 30, 2007. The Company also had an additional $2.1 million of borrowing available from Mr. Levinson who has agreed to fund up to $3.0 million of temporary advances to the Company.

The following discussion regarding the Company's cash flows for the nine months ended September 30, 2007 and 2006 is inclusive of both continuing and discontinued operating activities.

Cash Flow Summary:
(in thousands)                                          Nine months Ended
                                                          September 30,
                                                 ----------------------------
                                                      2007            2006
                                                 ------------    ------------
         Net cash provided by (used in):
              Operating activities               $       (785)   $        476
              Investing activities                        (58)            (85)
              Financing activities                        815            (369)
                                                 ------------    ------------
              Net increase (decrease) in cash    $        (28)   $         22
                                                 ============    ============

Net cash flow used in operating activities totaled $785,000 during the nine months ended September 30, 2007, as compared to $476,000 of net cash provided by operating activities during the nine months ended September 30, 2006.

In 2007, the components of net cash used in operating activities were $821,000 of cash provided by net income adjusted for non-cash items, consisting primarily of depreciation and amortization, non-cash stock-based compensation, accrued interest on stockholder loans and accrued dividends on preferred stock, which were offset by $1.6 million of cash used in operating assets and liabilities.

In 2006, the components of net cash provided by operating activities were $679,000 of net income adjusted for non-cash items, consisting primarily of gain on termination of post retirement medical plan, depreciation and amortization, non-cash stock-based compensation, accrued interest on stockholder loans and accrued dividends on preferred stock less $203,000 of cash used in operating assets and liabilities.

Major components of the changes in operating assets and liabilities in 2007 as compared to 2006 were accounts receivable, inventories, accounts payable, accounts receivable and pension liabilities.

Changes in accounts receivable utilized $711,000 of cash flow in 2007 as compared to $346,000 in 2006. The primary reason for the decreased cash usage related to accounts receivable was the timing of a large annual modular change which occurred in August of 2007 for a major customer. This customer did not have a modular change in 2006.

Changes in inventories provided $311,000 in cash flow in 2007 as compared to $1.45 million in 2006. During the nine months ended September 30, 2006, the Company had been liquidating inventory related to its discontinued textile business.

Changes in accounts payable provided $128,000 of cash flow in 2007 as compared to utilizing $893,000 of cash flow in the nine months ended September 30, 2006. The reduction in accounts payable in 2006 was the result of the payment of 2005 accounts payable balances related to the discontinued Textile segment but in 2007 the Company negotiated better terms with its vendors.

Changes in pension liabilities utilized $568,000 during the nine months ended September 30, 2007 as compared to $131,000 during the same period in 2006. This increase was due primarily to a contribution of $275,000 with respect to the 2006 Plan year, based on a waiver that was granted to the Company by the Internal Revenue Service.

Net cash used in investing activities totaled $58,000 during the nine months ended September 30, 2007, as compared to $85,000 during the same period in 2006. This decrease was primarily a result of higher capital expenditures during 2006.

Net cash provided by financing activities totaled $815,000 during the nine months ended September 30, 2007 as compared to $369,000 used in financing activities during the same period last year. In 2007 cash flow from operating activities was negative. This was primarily due to a large modular change in the third quarter for a major customer and a contribution of $275,000 for a Company sponsored pension plan. As a result, $815,000 was provided by financing activities to fund cash used in operations and cash used in investing activities. In 2006 the cash flow from operating activities was sufficient to fund operating and investing activities.

During the nine months ended September 30, 2007, the Company had net repayments to Mr. Levinson of $550,000 against his stockholder loans as compared to $350,000 during the nine months ended September 30, 2006. The outstanding stockholder borrowings are the result of funding of operating activities of the discontinued Textile segment in earlier years.

Total borrowings during the first nine months of 2007 and 2006 under the CIT revolving credit facility were $13.9 million and $15.8 million respectively; total repayments during the periods under this facility were $12.4 million and $14.9 million, respectively. Repayments under the Company's term loan totaled $108,000 during the nine months ended September 30, 2007 and 2006. Net amounts repaid to factor totaled $797,000 in 2006; there were no such repayments in 2007.

The Company has a credit facility with CIT and a promissory note payable to JPMorgan Chase Bank ("JPMorgan"). In addition, the Company has borrowings and advances outstanding from Robert A. Levinson, a stockholder, officer and director of the Company.

At September 30, 2007, the Company's credit facility with CIT (the "CIT Facility") provided for maximum aggregate borrowings of up to $7.5 million in the form of revolving credit, letters of credit and term loans. The CIT Facility is comprised of separate financing agreements with the Company and its wholly-owned subsidiary, Blumenthal Lansing Company, LLC ("Blumenthal"). There was $137,000 of unused availability under the Company's credit facility with CIT as of September 30, 2007.

The CIT Facility provides for (i) a term loan to the Company (the "Term Loan") in the initial amount of $2.0 million, $1.2 million of which was outstanding at September 30, 2007, (ii) revolving credit advances to the Company, $1.5 million of which was outstanding at September 30, 2007 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, $4.4 million of which was outstanding at September 30, 2007, and a Letter of Credit facility with a limit of $500,000, of which there was none outstanding at September 30, 2007. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.0 million due on January 1, 2009. The revolving credit advances are also due on January 1, 2009. CIT may terminate the Credit facility upon 60 days written notice. $2.5 million of the amounts outstanding under the CIT Facility bear interest at Chase Bank N.A. prime rate (8.25%) and amounts in excess of $2.5 million bear interest at the Chase Bank N.A. prime rate plus 0.5% (8.75%) with a minimum rate of 5.0%.

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

The Company also has a factoring agreement with CIT, which matures on January 1, 2009. As of September 30, 2007 there was no balance due to or from CIT under the factoring agreement.

The promissory note payable to JPMorgan in the amount of $3.0 million is dated May 2, 2002 and has a maturity date of January 1, 2009, as amended. The note bears interest at a fixed rate per annum equal to the Adjusted LIBOR Rate applicable to such note plus 0.75% (a "Eurodollar Loan"). The interest rate on the note at September 30, 2007 was 6.14%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

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

The Company had outstanding loans payable to Mr. Levinson totaling $950,000 and $1.5 million as of September 30, 2007 and December 31, 2006, respectively. In addition, Mr. Levinson has pledged collateral in support of certain Company obligations. Accrued interest on Mr. Levinson's loans has been classified as noncurrent liabilities on the Company's balance sheet and totaled $629,000 and $587,000, respectively at September 30, 2007 and December 31, 2006. He has also agreed not to demand any repayment of principal or interest currently owed until January 1, 2009.

As of September 30, 2007, the Company was in compliance with all debt covenants as defined in the respective agreements.

Future maturities of long-term debt during each of the next five years ending September 30 and thereafter were as follows (in thousands):


                             2008                $        144
                             2009                       4,997
                                                 -------------
                                                 $      5,141
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

As of September 30, 2007, unpaid preferred stock dividends totaled approximately $510,000 and have been classified as a noncurrent liability on the Company's balance sheet. The preferred stock is owned 99.5% by Mr. Robert A. Levinson, a stockholder, officer and director of the Company. The mandatorily redeemable preferred stock is redeemable at $1.00 per share plus accrued and unpaid dividends.

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

Recently Issued Accounting Pronouncements

As of the date of filing, no new accounting pronouncements were issued that are expected to have a material impact on the Company's consolidated financial position or results of operations.


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

Interest Rate Risk

Our short term and long-term third party debt bears interest at floating rates, and accordingly we are sensitive to changes in prevailing interest rates. At September 30, 2007, our indebtedness with CIT was at 8.75% interest rate (based on the Chase Bank N.A. prime rate plus .5%). Effective July 26, 2006, the applicable rate is the Chase Bank, N.A. prime rate on the first $2.5 million of outstanding borrowing plus .05% on outstanding borrowing in excess of $2.5 million but in either case not less than 5% per annum. Our indebtedness with JP Morgan Chase was at a 6.14% interest rate (based on adjusted LIBOR plus .75%) at September 30, 2007. Our shareholder loan interest is not variable and bore a 6% interest rate. A 1% increase or decrease in market interest rates that affect our borrowing arrangements would have a material impact on earnings and cash flow of approximately $101,000 during the next fiscal year.

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

Customer Concentration

Our sales are concentrated with major retail chains and as such, approximately 70-80% of our sales in 2007 are expected to be from our top two accounts; these accounts represented 67% of our trade accounts receivable at September 30, 2007. The loss of any one of our major accounts would have a material adverse impact on our financial condition and results of operations.


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

No change occurred in the Company's internal controls concerning financial reporting during the third quarter of the fiscal year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Environmental. The Company is subject to a number of federal, state and local environmental laws and regulations, including those concerning the treatment, storage and disposal of waste, the discharge of effluents into waterways, the emissions of substances into the air and various health and safety matters. In addition, CERCLA and comparable state statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. These parties are typically identified as "potentially responsible parties" or "PRPs." On or about June 1992 the Company received notices from the United States Environmental Protection Agency ("EPA") that the Company, Belding Corticelli Thread Co. ("BCTC") (a discontinued operation) and Carlyle Manufacturing Company, Inc. ("CM") (a subsidiary) had been identified, along with 1,300 other parties, as PRPs in connection with the alleged release of hazardous substances from the Solvents Recovery Service of New England Superfund Site in Southington, Connecticut (the "SRS site"). The Company settled its alleged liability in connection with the SRS site by paying $1,626 in connection with a settlement offered to de minimis parties at the SRS site in 1994. BCTC and CM, along with other PRPs, committed to perform the Remedial Investigation and Feasibility Study ("RIFS") and two Non-Time Critical Removal Actions ("NTCRA") at the SRS site. The RIFS, and the first NTCRA (except for certain maintenance activities) have been completed. BCTC and CM have been allocated approximately .04% and 1.34%, respectively, of costs incurred to date, based on their alleged volume of waste shipped to the SRS site. In September of 2005, the EPA issued its Record of Decision ("ROD") for the SRS site. In September 2006, the EPA sent special notice letters to the PRPs to initiate consent decree negotiations concerning, among other things, the scope of the work to be performed under the ROD and reimbursement of all, or a significant portion, of EPA's past response costs and future costs to be incurred in overseeing the remedial work. In December 2006, CM and BCTC joined in the SRS PRP Group offer to the EPA to (i) construct and operate the remedial action contemplated by the ROD (subject to certain proposed changes) and (ii) reimburse EPA for portions of its past and future site-related costs. Assuming negotiations between EPA and the PRP Group are successful, it is possible that payments by parties to the Consent Decree would begin as early as 2008.

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


ITEM 1A. RISK FACTORS

There has been a material change to our Risk Factors from those presented in our 2006 Form 10-K. The "Pension Funding" paragraph was removed because the Company had applied for and received a waiver from the Internal Revenue Service in September 2007. There have also been certain updating changes to the Risk Factors "Going Concern," and "A Substantial Portion Of The Company's Revenues And Gross Profits Is Derived From Two Large Customers And The Loss Of Either Of These Customers Could Substantially Reduce Our Revenues," as presented below.


Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company's ability to continue as a going concern is dependent upon its ability to execute management's plans to be profitable, generate positive cash flow from operations, and to continue to have access to existing financing to meet obligations and repay liabilities when they come due, including amounts payable with respect to claimed environmental liabilities in connection with the Solvents Recovery Service of New England Superfund Site in the event the parent corporation is determined to be responsible for these claimed liabilities and the redemption of preferred stock due in 2007 and thereafter. Although management continues to pursue these plans and believes it will be successful, there is no assurance that the Company will be successful in generating such profitable operations or maintaining such access to existing financing or obtaining financing for such environmental obligations on terms acceptable to the Company. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to satisfy the Company's capital needs through cash generated from operations, advances under its facilities with CIT and stockholder loans. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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


A Substantial Portion Of The Company's Revenues And Gross Profits Is Derived From Two Large Customers And The Loss Of Either Of These Customers Could Substantially Reduce Our Revenues.

The Company's two largest customers (Wal-mart, a mass merchandiser and Jo-Ann Stores a specialty chain) represented approximately 34% and 43% respectively, of the Company's net sales in the three months ended September 30, 2007 and represented approximately 43% and 32% respectively, of the Company's net sales in the nine months ended September 30, 2007. These customers also represented approximately 48% and 25% of the Company's net sales during the three months ended September 30, 2006 and 49% and 23% respectively, of the Company's net sales in the nine months ended September 30, 2006. These customers in the aggregate also represented approximately 67% and 53% of the total outstanding accounts receivable as of September 30, 2007 and December 31, 2006, respectively. A reduction in sales to either of these customers could adversely impact the financial condition and results of operations of the Company.

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


                                      LEVCOR INTERNATIONAL, INC.



Date: November 13, 2007               /s/ Robert A. Levinson
      -----------------               ------------------------------------------
                                      Robert A. Levinson
                                      Chairman of the Board, President and Chief
                                      Executive Officer


Date: November 13, 2007               /s/ Pramila Devi Shaheed
      -----------------               ------------------------------------------
                                      Pramila Devi Shaheed
                                      Chief Financial Officer and Secretary

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