Form 10-K
period 2007-12-31
LEVCOR INTERNATIONAL INC
filed 2008-03-31
CIK 76094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number
0-50186

LEVCOR INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-0842701
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

110 West 40th Street, New York, New York	10018
(Address of Principal Executive Offices)	(Zip Code)

(212) 354-8500
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class

Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐

Non-accelerated filer ☒      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐	No ☒

As of March 28, 2008 there were 5,331,881 shares of the registrant’s Common Stock outstanding, par value $.01 per share. The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2007 based upon the value of the last sales price of these shares as quoted on the OTC Bulletin Board, was approximately $1,096,529.

DOCUMENTS INCORPORATED BY REFERENCE:     None

INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
THE SECURITIES AND EXCHANGE COMMISSION
YEAR ENDED DECEMBER 31, 2007

ITEMS IN FORM 10-K

PART I

This 2007 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, the Company’s ability to continue to operate as a going concern, the Company’s lenders continuing to support the Company, the Company’s ability to secure additional financing to meet future capital needs, the timing and amount of required defined benefit plan contributions, the Company’s ability to generate increased revenues from its operations, reliance on short term advances from a significant stockholder, the Company’s ability to generate free cash flow or obtain additional financing in excess of its debt service and other current obligations in order to support and grow its business, reliance on a limited number of significant customers, future revenue opportunities, inventory risk, growth of the Company’s business in Europe and North America, the expansion and future growth of the Company’s customer base and strategic and distribution relationships future capital, marketing and sales force needs, the Company’s ability to manage expenses and maintain margins, the possible acquisition of complementary products and businesses, and other risks and uncertainties that may be detailed herein, and from time-to-time, in the Company’s other reports filed with the Securities and Exchange Commission (“SEC”). The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Item 1.	BUSINESS.

General

Levcor International, Inc. (“Levcor” or the “Company” or “we”) a Delaware Corporation, acquired by merger Carlyle Industries, Inc. (“Carlyle”) in 2003. This acquisition formed the basis of the Company’s craft business, which constitutes all of its current operations.

Products and Customers

The Company sells product in the home sewing and craft retail industry. Its retail customers are located primarily in the United States with some additional distribution in Canada and Europe.

The Company’s strategy to expand its business and improve profitability includes, among other things:

•

expanding its craft distribution product offerings, business and customer base within retail and wholesale markets, including an expansion into international markets, primarily in Canada and Europe; and

•	acquiring new lines of business within the Craft industry through acquisition.

The Company manufactures, packages and distributes buttons, embellishments, craft products and complimentary product lines, including appliques, craft kits and fashion and jewelry accessories. These products are marketed to the home sewing and craft customers. The Company’s products are sold to mass merchandisers, specialty chains and independent retailers and wholesalers. Products are sold under the La Mode ®, Le Chic ®, Streamline ®, Favorite Findings ®, Crafter’s Images ®, and Button Fashion ® registered trademarks and the Le Bouton, La Petite, Classic, Boutique Elegant and Mill Mountain brand names. The Company also produces and distributes a private-label button line for one of the nation’s best-known retailers.

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

All imported and domestically purchased products for sale in the North American market are shipped to the Company’s Lansing, Iowa facility for packaging and distribution to customers. As thousands of button styles are received in bulk, computerized card printing systems enable the Company’s wholly-owned subsidiary, Blumenthal Lansing Company, LLC (“Blumenthal”) to economically imprint millions of button cards with such necessary data as style number, price, number of buttons, bar code, country of origin and care instructions. The Company also blister-packages and shrink-wraps some products. Domestic shipments are made to individual stores and to warehouse locations. The European business is primarily serviced by third party distributors from the Company’s button manufacturing and distribution facility in Veendam, the Netherlands.

The Company’s accounts include fabric and craft specialty chains, mass merchandisers carrying buttons and crafts, distributors and many independent stores. Mass merchandisers and specialty chain customers are characterized by the need for sophisticated electronic support, rapid turn-around of merchandise and direct-to-store service to customers with hundreds to thousands of locations nationwide. The Craft business enjoys long-standing ties to all of its key accounts and the average relationship with its ten largest customers extends over 30 years. Due to the large account nature of its customer base, most customer contact is coordinated by management and additional sales coverage is provided by regional sales managers. Many smaller retailers are serviced by independent representatives and representative organizations.

The Company believes that its business depends on trends within the craft market including the more mature home-sewing market. The retail customer base for buttons has changed substantially over the past two decades as department stores and small independent fabric stores have been replaced by mass merchandisers and specialty retail chains which have continued to consolidate. In response to this trend, the Company has broadened its lines to include embellishments, novelty buttons and products used in the craft industry which are not viewed by management as mature markets. In addition, the Company has sought to expand its markets beyond the traditional U.S. retail outlets by expansion into the major European countries. The Company’s largest two customers (Wal-Mart, a mass merchandiser and Jo-Ann Stores, a specialty chain,) represented approximately 43% and 32%, respectively, in 2007, 49% and 23%, respectively, in 2006, and 46% and 25%, respectively, in 2005 of the Company’s net sales. These customers also represented approximately 73% and 53% of the Company’s outstanding accounts receivable as of December 31, 2007 and 2006, respectively. A reduction in sales to any of these customers could adversely impact the financial condition and results of operations of the Company.

On March 21, 2007, Hancock, the Company’s third largest customer, announced it will close approximately 134 of its 443 stores in 2007 as it reorganizes under Chapter 11. On December 31, 2006, the Company recorded an allowance of $75,000 against the uncollected 2006 accounts receivable balance of Hancock as of the date of the filing. In addition, as of March 31, 2007, the Company recorded an additional allowance of $86,000 against 2007 pre-bankruptcy sales. The balance net of all reserves was collected during the three months ended June 30, 2007. The reduced store count and lower sales during the six months following the bankruptcy filing resulted in significantly lower sales in 2007 as compared to 2006.

Discontinued Textile Operations

On November 9, 2005, the Company’s Board of Directors approved management’s plan to exit the garment manufacturing business. On May 11, 2006, management determined to exit its remaining Textile business completely. As a result, Textile operations for the current and prior comparative periods have been presented as discontinued operations.

As of September 30, 2005, management concluded that the carrying amounts of goodwill and trademarks related to the Textile business totaling $2.3 million and $709 thousand, respectively, were deemed to be fully impaired and were written off.

During 2006 and 2007, the Company disposed of all remaining Textile business inventory. As of December 31, 2007 the Company had no Textile business assets and liabilities remaining. The Company does not expect to incur any additional exit costs.

The Textile business generated the following operating results which have been classified as discontinued operations in the consolidated statements of operations (in thousands):

	Year Ended December 31,

	2007	2006	2005

Sales	$39	$2,393	$8,184
Cost of sales	17	1,934	8,685

Gross profit	22	459	(501)
Selling, general and administrative expense	—	269	1,628
Goodwill and trademark impairment	—	—	3,009
Interest expense	—	177	311

Results of discontinued operations, net of tax	$22	$13	$(5,449)

Effective June 30, 2006, the short and long-term debt of the Textile business became short and long-term debt of the Company’s continuing operations and as such, interest expense related to this debt as of July 1, 2006 has been classified as part of its continuing operations.

Competition

The bulk of the Company’s revenues are derived in the United States. The general craft market in the United States is served by many competitors including companies that are larger in size and have financial resources that are greater than that of the Company. The Company competes on the basis of product innovation, range of selection, brand names, price, display techniques and speed of distribution. The Company competes primarily with full-line button packagers and distributors in the general button market and several smaller competitors in the promotional button market. The Company’s button product lines are sourced from more than 75 button manufacturers from around the world, with most buttons coming from the traditional markets of Europe and Asia. Button manufacturers specialize in different materials (e.g., plastic, wood, glass, leather, metal, jewel and pearl) and have varying approaches to fashion, coloration, finishing and other factors. Craft products are developed by the Company’s product development team and most of these products are sourced and produced in the U.S. and Asia. The general craft market is served by many and varied competitors with innovation and competitive pricing being of major importance.

Backlog

The Company fills at least 95% of its orders within 48 hours and as a result, had no backlog of any significance at either December 31, 2007 or 2006.

Employees

The Company currently employs 99 persons, all of whom are employed full time, and none of its employees are represented by a collective bargaining agreement. The Company believes relations with employees are satisfactory.

Item 1A.	RISK FACTORS

Going Concern Consideration

The accompanying consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon its ability to execute management’s plans to be profitable, generate positive cash flow from operations and to continue to have access to existing financing to meet obligations and repay liabilities when they come due, including amounts payable with respect to claimed environmental liabilities in connection with the Solvents Recovery Service of New England Superfund Site in Southington, Connecticut (“SRS site”), in the event the parent corporation is determined to be responsible for these claimed liabilities and the redemption of preferred stock in 2007 and thereafter. Although management continues to pursue these plans and believes it will be successful, there is no assurance that the Company will be successful in generating such profitable operations or maintaining such access to existing financing or obtaining financing for such environmental obligations on terms acceptable to the Company. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to satisfy the Company’s capital needs through cash generated from operations, advances under its facilities with CIT Group/Financial Services, Inc. (“CIT”) and stockholder loans. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their reports dated March 26, 2008 and March 16, 2007 regarding their concerns about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.

The Company Is Dependent Upon Its Principal Stockholder, and Its Lenders To Fund Its Future Operations.

The Company’s principal sources of cash flow are from internally generated funds, borrowings under revolving credit facilities and advances from Robert A. Levinson, a principal stockholder, officer and director of the Company.

Losses sustained in prior years have materially adversely affected the Company’s liquidity. The Company had availability under its existing credit facilities of $94,000 as of December 31, 2007. There can be no assurance the Company will not require additional financing to support its operations, that the Company will be able to obtain any needed additional financing, or that it can obtain additional financing on favorable terms. Robert A. Levinson, the Company’s Chairman and principal stockholder, has agreed to continue to personally support the Company’s cash requirements through January 5, 2009 by providing loans to the Company up to a maximum of $3 million. As of the date of this report there is $2.7 million of availability from Mr. Levinson. If we (1) do not substantially achieve our overall projected revenue levels for 2008, (2) fail to operate within our projected expense levels as reflected in our business operating plans, or (3) do not receive the ongoing support of our lenders, then we will be unable to meet our cash and operating requirements for the next twelve months, which would in turn require us to seek additional financing to fund operations and/or implement additional expense reductions. Levcor has implemented several actions to reduce losses and improve cash flow, including exiting the textile business, reduction of headcount, elimination of non-profitable product lines and reductions in other general and administrative costs. However, there can be no assurance that Mr. Levinson will continue to personally support the Company’s cash requirements, that such support from Mr. Levinson, together with the support of the Company’s commercial lenders, will be sufficient to address the Company’s liquidity needs and cash requirements or that the actions taken will be sufficient to allow the Company to generate net income from continuing operations.

Maintenance of Existing Credit Facilities is Necessary for the Company to Continue Operations.

The Company is dependent on the ongoing support of its commercial lenders. Under its existing credit facilities (which are secured by all the Company’s assets), the lenders have the right to accelerate payment of the loans in the event of material adverse changes in the Company’s business. In addition, CIT has the right to require repayment of the Company’s indebtedness with them on 60 days notice. The Company has had and continues to have discussions with its lenders. The Company’s lenders continue to support the Company, although there is no assurance they will continue to do so. Management of the Company believes that it is unlikely that the lenders will accelerate the payment of any of the obligations under the Company’s facility during the next twelve months.

Failing to substantially achieve our projected revenue levels for 2008 may result in a default under our credit agreement with our lenders. If a default were to occur and is not timely cured by us or waived by our lenders, or if this were to happen and our debt could not be refinanced or restructured, our lenders could pursue remedies, including: (1) penalty rates of interest; (2) demand for immediate repayment of the debt; and/or (3) the foreclosure on any of our assets securing the debt. If this were to happen and we were liquidated or reorganized after payment to our creditors, there would likely be insufficient assets remaining for any distribution to our stockholders.

If Cash Flows from Operations are Not Sufficient to Meet Our Operational Needs, We may Be Forced to Sell Assets, Refinance Debt, or Further Downsize our Operations

During 2007, we commenced and will continue to implement certain expense reduction initiatives which we anticipate will reduce our operating expenses so that our operating expenses are in line with our sales forecasts. Our operating plan for 2008 focuses on lowering variable expenses and introducing new product lines. Although we believe the actions we are taking should allow us to generate profit from continuing operations, we cannot assure our stockholders that we will achieve the sales necessary to achieve sufficient liquidity and avoid further expense reduction actions such as selling assets or consolidating operations, reducing staff, refinancing debt and/or otherwise restructuring our operations.

Pension Funding

The Company’s accumulated benefit obligation in connection with its defined benefit plan at December 31, 2007 was $20.0 million. The Plan’s portfolio of investments totaled $19.2 million. In 2007, the Company applied for and was granted a waiver by the Internal Revenue Service with regard to a deferral of $713,000 which was the remainder of the contribution still due for the 2006 plan year. With respect to the deferral, the Company was required to make a contribution of $275,000, which was made on September 13, 2007. Total contributions for the 2006 plan year were $352,000. The Company had also applied to the Internal Revenue Service to permit a change in method of accounting for plan assets, which was also granted. The Company has contributed $52,000 for the 2007 plan year and will need to contribute an additional approximately $72,000 for the 2007 plan year by September 15, 2008, based on current legislated discount rates and actuarial assumptions. In addition, the Company anticipates contributions with respect to the 2008 plan year of $93,000 based on actuarial assumptions during the year ending December 31, 2008.

In addition to the liability of $758,000 for this Company sponsored plan, the Company also has an additional pension liability in the amount of $912,000 at December 31, 2007 in connection with a terminated multi-employer plan which requires annual payments of $142,000 inclusive of principal and interest through 2016. The Company also has a $250,000 deferred compensation liability payable to the former owner of an acquired business.

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

The first installment due on June 15, 2007 was not redeemed because under the terms of the Company’s Certificate of Incorporation, the mandatory redemption of the Series A Preferred Stock can only be made to the extent that such redemptions do not contravene or cause default under any contract, agreement or other instrument by which the Company or its subsidiaries or any of their property is bound.

The mandatory redemptions represent a significant future liability of the Company. There can be no assurance that the Company’s business will generate sufficient cash flow from operations or that future borrowings will be available in sufficient amounts to enable the Company to redeem the Series A preferred stock when required to do so. In the event that the Company fails to redeem the Series A preferred stock on any of the mandatory redemption dates, the Series A preferred stockholders will be entitled to receive cumulative cash dividends, and no distribution or dividend in cash, shares of capital stock or other property will be paid or declared on the common stock. Similarly, if the redemption on the Series A preferred is not met, and should the Company liquidate or dissolve, no payment of any kind may be made to the common stockholders without first satisfying the accrued cash dividends owed to the Series A preferred stockholders. In addition, Series A preferred stock redemption payments are currently restricted under the Company’s financing arrangements with its lenders.

Our Business Is In An Industry That Is Subject To Significant Fluctuations In Operating Results That May Result In Unexpected Reductions In Revenue.

Our business is in an industry that is subject to significant fluctuations in operating results, which may lead to unexpected reductions in revenues. Factors that may influence the Company’s operating results include:

•	the volume and timing of customer orders received;

•	the timing and magnitude of customers’ marketing campaigns;

•	the loss or addition of a major customer;

•	the availability and pricing of materials for our products;

•	the increased expenses incurred in connection with the introduction of new products;

•	currency fluctuations;

•	delays caused by third parties; and

•	changes in our product mix.

The Company’s Business Is Extremely Competitive.

Competition in the Company’s business is based on product innovation, range of selection, brand names, price, display techniques and speed of distribution. We cannot assure you that our domestic or foreign competitors will not be able to offer products that are more attractive to our customers or potential customers than what we are able to provide. A large number of domestic and foreign manufacturers supply craft products to the United States market, many of which have a much more significant market presence and also have substantially greater financial, marketing, personnel and other resources than the Company. This may enable the Company’s competitors to compete more aggressively in pricing and marketing and to react more quickly to market trends and to better weather market downturns. Increased competition by existing and future competitors could result in reductions in sales or reductions in prices of the Company’s products. There is no assurance that the Company will be able to compete successfully against present or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company’s results of operations or financial condition.

A Substantial Portion Of The Company’s Revenues And Gross Profits Is Derived From A Small Number Of Large Customers And The Loss Of Any Of These Customers Could Substantially Reduce Our Revenues.

The Company’s customer base has been and continues to be highly concentrated.

The Company’s largest two customers (Wal-Mart, a mass merchandiser and Jo-Ann Stores, a specialty chain,) represented approximately 43% and 32%, respectively, in 2007, 49% and 23%, respectively, in 2006, and 46% and 25%, respectively, in 2005 of the Company’s net sales. These customers also represented approximately 73% and 53% of the Company’s outstanding accounts receivable as of December 31, 2007, and 2006, respectively

On March 21, 2007, Hancock Fabrics, the Company’s third largest customer in 2006, announced it will close approximately 134 of its 443 stores in 2007 as it reorganizes under Chapter 11. On December 31, 2006, the Company recorded an allowance of $75,000 against the uncollected 2006 accounts receivable balance of Hancock Fabrics. In addition, as of March 31, 2007 the Company recorded an additional allowance of $86,000 against 2007 pre-bankruptcy sales. The balance net of amounts reserved was collected during the three months ended June 30, 2007. The reduced store count and lower sales during the six months following the bankruptcy filing resulted in significantly lower sales in 2007 as compared to 2006.

The Company’s largest customer, Wal-Mart began opening new stores with no cut fabric and a reduced craft department in 2006. The Company anticipates a reduction in sales to Wal-Mart in 2008 as a result of the new store lay-outs.

A decision by any of our major customers, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease significantly the amount of merchandise purchased from us, or to change their manner of doing business with us, could substantially reduce our revenues and have a material adverse effect on our financial condition and results of operations. There can be no assurance that the Company’s largest customers will continue to place orders with the Company or that orders by such customers will continue at their previous levels.

The Company’s Business is Subject To The Seasonal Nature Of The Industry

The Company’s business is largely based on reorders from its retail customers and on its ability to place new product lines with retail customers; as a result, the business is influenced by the buying habits of consumers. Home sewing and craft activities take place on a year-round basis; however, they are generally indoor activities and as a result they experience an increased participation level during the fall, winter and early spring months. Anticipating this pattern, the Company’s retail customers place somewhat larger reorders during the July through March period. Sales are influenced by the introduction of new product lines and the discontinuance of existing product lines. A successful new program requires the retail customer to add the program and experience an acceptable level of sell-through. The Company develops and introduces new program ideas on a regular basis. However, there is no assurance that its retail customers will buy the new product lines and if they do, there is no assurance the consumer will purchase the new product at an acceptable level.

The Company’s seasonality, along with other factors that are beyond its control, including general economic conditions, changes in consumer behavior, weather conditions, availability of import quotas and currency exchange rate fluctuations, could adversely affect the Company and cause its results of operations to fluctuate. Results of operations in any period should not be considered indicative of the results to be expected for any future period. The sale of the Company’s products can be subject to substantial cyclical fluctuation. Sales may decline in periods of recession or uncertainty regarding future economic prospects that affect consumer spending, particularly on discretionary items. This cyclicality and any related fluctuation in consumer demand could have a material adverse effect on the Company’s results of operations and financial condition.

The Future Of The Company Will Depend On Key Personnel That It May Not Be Able To Retain.

If the Company does not succeed in retaining and motivating existing personnel, its business will be affected, and the loss of such personnel might result in the Company not being able to retain customer accounts, generate new business or maintain sales. The Company depends on the continued services of its key personnel particularly its employees comprising its sales and marketing department, product development, purchasing and distribution groups as well as its two executive officers, Robert A. Levinson and Pramila D. Shaheed. Each of these individuals has acquired specialized knowledge and skills with respect to the Company’s lines of businesses and their respective operations. As a result, if any of these individuals were to leave the Company, the Company could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience.

Recently enacted changes in the Securities Laws and Regulations are likely to increase costs.

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) has required changes in some of our corporate governance, securities disclosure and compliance practice. In response to the requirements of the Sarbanes-Oxley Act, the SEC has promulgated new rules in a variety of subjects. Compliance with these new rules will increase our legal and accounting costs, and we expect these increased costs to continue indefinitely. These developments may also make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.

If we receive other than an unqualified opinion on the adequacy of our internal control over financial reporting as of December 31, 2008 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

As required by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the public accounting firm auditing a company’s financial statements must attest to and report on the effectiveness of the company’s internal control over financial reporting as of December 31, 2008.

If our independent auditors issue other than an unqualified opinion on the design, operating effectiveness of internal control over financial reporting, this could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

The Company Is Impacted By Environmental Laws And Regulations.

The Company is subject to a number of federal, state and local environmental laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state statutes that impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. In addition, the Company is subject to laws concerning treatment, storage and disposal of waste, the discharge of effluents into waterways, the emissions of substances into the air and various health and safety matters. The Company’s operations must meet extensive federal, state and local regulatory standards in the areas of safety, health and environmental pollution controls. Although the Company believes that its business is operating in compliance in all material respects with such laws, statutes and regulations, many of which provide for substantial penalties for violations, there can be no assurance that future changes in federal, state, or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. See “Item 3-Legal Proceedings.”

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

The Company’s principal offices are located at 110 West 40th Street – Suite 803, New York, New York 10018. The Company leases this property, approximately 1,500 square feet, at $3,448 per month. The lease expires in August 2009.

The Company also leases an 11,000 square foot office facility in Carlstadt, New Jersey, at $17,798 per month. The lease expires on May 31, 2009. The Company also owns a 104,000 square foot packaging and distribution facility located in Lansing, Iowa and a 35,000 square foot manufacturing and distribution facility located in Veendam, the Netherlands.

The Company owns a former dye facility located in Emporia, Virginia, which is leased at a nominal amount to the purchaser of the Company’s former Home Furnishings division under a triple net fifty-year lease which expires in 2046.

The Company believes that the facilities are adequate and suitable to service its present and reasonably foreseeable needs.

Item 3.	LEGAL PROCEEDINGS.

The Company is subject to a number of federal, state and local environmental laws and regulations, including those concerning the treatment, storage and disposal of solid waste, the discharge of effluents into waters of the United States, the emissions of substances into the air, and various health and safety matters.  In addition, the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) and comparable state statutes may impose joint and several liability on present and former owners and operators, transporters and generators for remediation of certain properties regardless of fault.  These parties are typically identified as “potentially responsible parties” or “PRPs.”

In or about June 1992 the Company received notices from the United States Environmental Protection Agency (“EPA”) that the Company, Belding Corticelli Thread Co. (“BCTC”) (a discontined operation) and Carlyle Manufacturing Company, Inc. (“CM”) (a subsidiary) had been identified, along with 1,300 other parties, as PRPs in connection with the alleged release of hazardous substances from the SRS site. In addition, the State of Connecticut and the Southington Water District have sought reimbursement from the PRP Group for alleged Natural Resource Damages (“NRD”) and other claimed damages for supposed temporary loss of use of groundwater and consequential loss of future use of groundwater due to contamination on and emanating from the SRS site.  The PRP Group has also received a demand from the federal NRD trustees.

The Company settled its alleged CERCLA liability to the EPA in connection with the SRS site by paying $1,626.00 in connection with a settlement offered to de minimis parties at the SRS site in 1994.  BCTC and CM, along with other PRPs, committed to perform the Remedial Investigation and Feasibility Study (“RIFS”) at that time, and two Non-Time Critical Removal Actions (“NTCRA”) at the SRS site. The RIFS, and the first NTCRA (except for certain maintenance activities) have been completed.  BCTC and CM have been allocated approximately .04% and 1.34%, respectively, of costs incurred to date, based on their alleged volume of waste shipped to the SRS site.  In September of 2005, the EPA issued its Record of Decision (“ROD”) for the SRS site.  In September 2006, the EPA sent special notice letters to the PRPs to initiate consent decree negotiations concerning, among other things, the scope of the work to be performed under the ROD and reimbursement of all, or a significant portion, of EPA’s past response costs and future costs to be incurred in overseeing the remedial work.  In December 2006, CM and BCTC joined in the SRS PRP Group offer to the EPA to (i) construct and operate the remedial action contemplated by the ROD (subject to certain proposed changes) and (ii) reimburse EPA for portions of its past and future site-related costs.  CM and BCTC are presently engaged in negotiations directly with the EPA to resolve their potential CERCLA liability arising from the SRS site.

In December 2007, the State of Connecticut Department of Environmental Protection (the “CTDEP” or the “State”) asked the Company for information relating to transactions involving the property it previously owned, which is located at 107 Providence Street, Putnam, Connecticut. According to CTDEP, environmental conditions have not been adequately addressed at this property and it intends to pursue all parties it believes are responsible for cleaning up those conditions, including the Company. The Company has been in contact with CTDEP concerning this site, and the Company will be submitting information to the State to address certain issues raised by the State. In addition, the Company intends to notify the current owner of the property that, in the event the State requires additional investigation at the site, the current owner assumed that obligation under the purchase and sale agreement with the Company.

The issues referred to above do not include costs that the Company or its subsidiaries may incur for consultants’ or attorneys’ fees or for administrative expenses in connection with the participation of any of them as part of a PRP Group.  The accrual the Company has established for these and other environmental liabilities, in the amount of $1.3 million, represents the Company’s estimate of the costs of addressing all identified environmental situations, based on the Company’s review of currently available evidence, and takes into consideration the Company’s prior experience in remediation and that of other companies, as well as public information released by the EPA and by the PRP Groups in which the Company or its subsidiaries are participating.  To the extent that this accrual relates to the SRS site, it is based on an initial review of the total potential liability of the PRP Group in connection with that site. Although the accrual appears to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and no assurances can be given that the Company’s estimate of any environmental liability will not increase or decrease in the future.  The uncertainties relate to the difficulty of estimating the ultimate cost of any remediation that may be undertaken, including any operating costs associated with remedial measures, the duration of any remediation required, the amount of consultants’ or attorneys’ fees that may be incurred, the administrative costs of participating in the PRP groups, and any additional costs or requirements that may be imposed or sought by federal, state or local agencies.

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During 2007 no matters were submitted to stockholders for a vote.

PART II.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is traded on the Over The Counter Bulletin Board under the symbol “LEVC.OB.” The common stock is thinly traded and no established liquid trading market currently exists therefore.

The following table sets forth the range of high and low bids of the Company’s common stock for the calendar quarters indicated.

2007	High	Low

First Quarter	$.56	$.32
Second Quarter	.40	.25
Third Quarter	.35	.25
Fourth Quarter	.35	.20

2006	High	Low

First Quarter	$1.25	$.80
Second Quarter	.90	.58
Third Quarter	.80	.51
Fourth Quarter	.51	.28

Holders of Record

As of March 28, 2008 there were approximately 6,303 holders of record of Company common stock.

Dividend Policy

The Company has not paid any cash dividends on shares of its common stock and has no present intention to declare or pay cash common stock dividends in the foreseeable future. The Company is restricted under the financing arrangements it has with CIT from declaring or paying dividends on its common stock without first obtaining CIT’s consent. Future dividends, if any, will be determined by our Board of Directors. For a description of the financing arrangements, see “Liquidity and Capital Resources.”

Stock Option Plans

The following table provides information, as of December 31, 2007, with respect to all of the Company’s compensation plans under which Common Stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	82,600	$2.13	330,000
Equity compensation plans not approved by security holders*	0	0	0

Total:	82,600	$2.13	330,000

          * Each director of the Company who is not an employee of the Company receives an annual director’s fee of $15,000, plus $1,000 for each Board meeting attended by such director and $250 for each Board committee meeting which is not held on the same day as a Board meeting. The fees are payable in cash or Common Stock, at the election of the director. At this time, each director has elected to be paid in cash.

Item 6.	SELECTED FINANCIAL DATA.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein. The selected consolidated income statement data for the years ended December 31, 2007, December 31, 2006 and December 31, 2005 and the selected consolidated balance sheet data as of December 31, 2007 and December 31, 2006 are derived from the Company’s audited consolidated financial statements which are included elsewhere herein. The selected consolidated income statement data for the years ended December 31, 2004 and December 31, 2003 and the selected consolidated balance sheet data as of December 31, 2005, 2004 and 2003 are derived from the Company’s audited consolidated financial statements not included herein.

	Years Ended December 31,

	2007		2006		2005	2004	2003

	(In thousands, except per share data)
Operations Data:
Net sales		$19,385		$21,936	$21,217	$23,104	$22,348
Gross profit		6,065		7,046	7,260	8,328	8,240
Operating income		1,238		1,245	990	2,049	1,715
Income tax expense (benefit)		(6)		149	3,077	617	499
Income (loss) from continuing operations		103		1,613	(2,855)	729	600
Income (loss) from discontinued operations		22		13	(5,449)	(70)	(6,714)
Net income (loss)		125		1,626	(8,304)	659	(6,114)

Per Share Data:
Income (loss) from continuing operations:
Basic		$.02		$.30	$(.54)	$.14	$.12
Diluted		$.02		$.30	$(.54)	$.14	$.12
Income (loss) from discontinued operations:
Basic	$	*	$	*	$(1.02)	$(.01)	$(1.32)
Diluted	$	*	$	*	$(1.02)	$(.01)	$(1.32)
Net income (loss):
Basic		$.02		$.30	$(1.56)	$.12	$(1.20)
Diluted		$.02		$.30	$(1.56)	$.12	$(1.20)

Average shares outstanding:
Basic		5,332		5,332	5,332	5,294	5,104
Diluted		5,332		5,334	5,332	5,367	5,104

Cash Flow and Related Data:
Net cash provided by (used in) operating activities		$1,013		$1,485	$(1,137)	$(1,382)	$(740)
Capital expenditures		25		50	100	96	158
Depreciation and amortization (excluding amortization of debt issuance costs)		408		404	392	459	470

Balance Sheet Data:
Cash		$46		$69	$50	$32	$44
Working capital		399		(127)	1,497	4,017	3,137
Total assets		11,924		13,185	16,069	24,884	23,677
Total long-term debt, net of current maturities		10,342		11,082	10,808	8,998	7,575
Total liabilities		20,160		22,772	29,012	28,069	27,627
Total stockholders’ deficit		(8,236)		(9,587)	(12,943)	(3,185)	(3,950)

* Less than $.005

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and judgments related to the application of certain accounting policies.

While we base our estimates on historical experience, current information and other factors deemed relevant, actual results could differ from those estimates. We consider accounting estimates to be critical to our reported financial results if (i) the accounting estimate requires us to make assumptions about matters that are uncertain and (ii) different estimates that we reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our consolidated financial statements.

We consider our policies for revenue recognition to be critical due to the continuously evolving standards and industry practice related to revenue recognition, changes to which could materially impact the way we report revenues. Accounting polices related to: allowance for doubtful accounts, inventories, impairment of long-lived assets, deferred taxes, pension liabilities and loss contingencies are also considered to be critical as these policies involve considerable subjective judgment and estimation by management. Critical accounting policies, and our procedures related to these policies, are described in detail below. Also, see Note 1 — Summary of Business and Significant Accounting Policies.

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

Inventories

Inventories are stated at the lower of cost (principally average cost) or market. Inventories consist of loose buttons, packaged buttons and craft products. The Company estimates markdowns required for inventories based upon future marketability as well as general economic conditions. The Company regularly reviews inventory quantities on hand, by item, and records a provision for excess inventory based primarily upon the Company’s historical experience and estimated forecast of product demand using historical and recent ordering data relative to the quantity on hand for each item. A significant decrease in demand for the Company’s products could result in an increase in the amount of excess inventory quantities on hand; however, the Company manages inventory and monitors product purchasing to reduce this risk.

Impairment of Long-Lived Assets

The Company evaluates goodwill and indefinite lived intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Long-lived assets, including property and equipment, long-term assets and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. The Company assesses impairment in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company assesses the impairment of goodwill and intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The Company determines the recoverability of the assets by comparing the carrying amount of the assets to net future cash flows that the assets are expected to generate. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the assets.

In the quarter ended September 30, 2005, management concluded that the carrying amounts of goodwill and trademarks related to the discontinued Textile business totaling $2.3 million and $0.7 million, respectively, were deemed to be fully impaired and were written off accordingly. The Company’s annual goodwill and other intangible asset impairment tests performed in the fourth quarter of 2007 and 2006 with respect to the Craft business indicated no impairment of goodwill as of December 31, 2007 and 2006.

Deferred Taxes

Deferred tax assets and liabilities represent estimated future tax amounts attributable to the differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax bases. These estimates are computed using the tax rates in effect for the applicable period. Realization of our deferred tax assets is, for the most part, dependent upon our U.S. consolidated tax group of companies having sufficient federal taxable income in future years to utilize our domestic net operating loss carryforwards before they expire. We assess our deferred tax valuation allowance on a quarterly basis in light of certain factors, including our financial performance, and adjust the allowance if necessary.

Pension Liabilities

The determination of pension obligations and the related pension expense or credits to operations involves significant estimates. The most significant estimates are the discount rate used to calculate the actuarial present value of benefit obligations and the expected long-term rate of return on assets used in calculating the pension charges or credits for the year. Under the Company’s defined benefit plan, the Company uses discount rates based on yields of highly rated fixed income debt securities at the end of the year. At December 31, 2007, the weighted average discount rate for the plan was 5.75%. The Company uses an expected long-term rate of return on assets that is based on both past performance of the plan’s assets and estimated future performance of the assets. At December 31, 2007, the expected long-term rate of return used was 8%. Due to the nature of the plan’s assets and the volatility of debt and equity markets, results may vary significantly from year to year.

In accordance with the provision of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”), the prepaid pension balance has been used to reduce the pension plan liability as of December 31, 2007 and 2006 and as such there was no prepaid pension as of December 31, 2007 and 2006. The minimum pension liabilities as of December 31, 2007 and 2006 were based on the plan’s portfolio investments as of such date which totaled $19.2 million and $18.4 million, respectively, and the actuarially determined accumulated benefit obligation.

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

Stock-Based Compensation

On January 1, 2006, we adopted Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations.

The Company adopted FAS 123(R) using the modified prospective transition method which requires the application of the accounting standard as of January 1, 2006. The Company’s consolidated financial statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective transition method, the consolidated financial statements for year ended December 31, 2005 have not been restated to reflect, and do not include the impact of FAS 123(R).

For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, has been recognized in the Company’s financial statements over the remaining vesting period. For equity-based compensation awards granted or modified subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant or modification has been or will be recognized in the Company’s consolidated financial statements over the vesting period. The Company utilizes the Black-Scholes option pricing model to measure the fair value of stock options.

Results of Operations

Year Ended December 31, 2007 Compared Year Ended December 31, 2006

Net sales for the year ended December 31, 2007 totaled $19.4 million as compared to $21.9 million in 2006, a decrease of $2.5 million or 11.4%. The decrease in sales is attributable in part to the reorganization under Chapter 11 of one of the Company’s largest customers and the cancellation of two product lines by the Company’s largest customer. The decrease in sales for the year ended December 31, 2007 was offset by an annual product changeover by a major customer. There was no such product changeover for this customer in 2006.

Gross profit totaled $6.1 million in 2007 as compared to $7.0 million in 2006 for a decrease of $981,000 or 13.9%. The gross profit percent totaled 31.3% in 2007 as compared to 32.1% in 2006. The lower gross profit percent in 2007 was the result of a change in sales mix as products with lower margins performed ahead of 2006.

Selling, general and administrative expenses totaled $4.8 million in 2007 as compared to $5.8 million in 2006 for a decrease of $1.0 million or 16.8%. The decrease in selling, general and administrative expenses in the year ended December 31, 2007 was the direct result of management’s efforts to lower operating costs due to the reduction in sales as described above. This decrease included $379,000 of compensation costs due to a lower headcount in 2007, $261,000 of pension expense and $447,000 of various selling, general and administrative expenses.

Income from continuing operations before gain on termination of post retirement plan, interest, preferred dividends and income tax expense (benefit) totaled $1.2 million for the year ended December 31, 2007 and 2006 respectively. Although there was a reduction in sales of $2.5 million or 11.4% in 2007, management was able to lower selling, general and administration expense.

The Company recorded a non-cash $1.7 million gain on termination of post retirement medical plan in 2006. There was no such gain in 2007.

Interest expense totaled $839,000 in 2007 as compared to $872,000 in 2006. The higher interest expense in the year ended December 31, 2006 is partly due to an accrual of a $100,000 interest payable to the State of Connecticut related to the 2006 settlement of the 1994 and 1995 state income tax audits of a previously disposed of entity, Danfield Threads, Inc. The average outstanding debt during the year ended December 31, 2007 was $9.9 million as compared to $11.3 million during the year ended December 31, 2006. The weighted average interest rate during the year ended December 31, 2007 was 7.47% as compared to 7.20% during the year ended December 31, 2006.

Dividends on mandatorily redeemable preferred stock totaled $302,000 during the year ended December 31, 2007 as compared to $273,000 during the year ended December 31, 2006. The increase in dividends was a result of the unpaid accumulated dividends that also began to accrue dividends as of June 15, 2007, because the Company was not able to redeem the first installment of the mandatorily redeemable preferred stock on June 15, 2007, the first redemption date, which under the terms of the Company’s Certificate of Incorporation prohibit the mandatory redemption of the Series A Preferred Stock when the redemption would contravene or cause default under any contract, agreement or other instrument by which the Company or its subsidiaries or any of their property is bound. Under the terms of the Company’s credit facility with CIT, preferred stock redemption payments are prohibited.

The Company has a net operating loss (“NOL”) carryforward and a full valuation allowance against its deferred tax asset. The Company was not required to record a current provision for income taxes related to its 2007 or 2006 pretax income except for minimum taxes. An income tax benefit of $6,000 was recorded as a result of a refund of state income taxes during the year ended December 31, 2007. There was an income tax provision of $200,000 during the year ended December 31, 2006, which was the result of a settlement of 1994 and 1995 state income tax audits of a previously disposed of entity, Danfield Threads, Inc., offset by $51,000 of federal and state income tax refunds.

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

The provision for income taxes totaled $149,000 in 2006 as compared to $3.1 million in 2005. In 2006, because of the Company’s NOL carryforward and the full valuation allowance against its deferred tax asset, the Company was not required to record a provision for income taxes related to its 2006 pretax income except for minimum taxes. During 2006, an income tax provision of $200,000 was recorded as the result of a settlement of 1994 and 1995 state income tax audits of a previously disposed of entity, Danfield Threads, Inc offset by $51,000 of federal and state income tax refunds. During the year ended December 31, 2005 the income tax provision totaled $3.1 million.

Going Concern

The accompanying consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon its ability to execute management’s plans to be profitable, generate positive cash flow from operations and to continue to have access to existing financing to meet obligations and repay liabilities when they come due, including amounts payable with respect to claimed environmental liabilities in connection with the SRS site in the event the parent corporation is determined to be responsible for these claimed liabilities and the redemption of preferred stock due in 2007 and thereafter. Although management continues to pursue these plans and believes it will be successful, there is no assurance that the Company will be successful in generating such profitable operations or maintaining such access to existing financing or obtaining financing for such environmental obligations on terms acceptable to the Company. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to satisfy the Company’s capital needs through cash generated from operations, advances under its facilities with CIT and stockholder loans. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern

These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their reports dated March 26, 2008 and March 16, 2007 regarding their concerns about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.

Liquidity and Capital Resources

The Company’s principal sources of cash flow are from internally generated funds, borrowings under revolving credit facilities, advances under its factoring agreement and advances from Robert A. Levinson, a principal stockholder, officer and director of the Company. The Company believes these sources of cash will be sufficient to meet its liquidity needs for at least the next 12 months. The Company had a positive cash flow from operations during 2007.

Losses sustained in prior years have materially adversely affected the Company’s long-term liquidity. While the Company has taken recent steps to improve its long term liquidity outlook, the Company still has limited availability under its existing credit facilities, and there can be no assurance the Company will not require additional financing to support its operations, that the Company will be able to obtain any needed additional financing, or that it can obtain additional financing on favorable terms. Robert A. Levinson, the Company’s Chairman and principal stockholder, has agreed to continue to personally support the Company’s cash requirements through January 5, 2009 by providing loans to the Company up to a maximum of $3.0 million. As of the date of this report there is $2.7 million of availability from Mr. Levinson. If we (1) do not substantially achieve our overall projected revenue levels for 2008, (2) fail to operate within our projected expense levels as reflected in our business operating plans, or (3) do not receive the ongoing support of our lenders, then we will be unable to meet our cash and operating requirements for the next twelve months, which would in turn require us to seek additional financing to fund operations and/or implement additional expense reductions. The Company has implemented several actions to reduce losses and improve cash flow, including exiting the textile business, reduction of headcount, elimination of non-profitable product lines, termination of the post retirement medical plan and reductions in other general and administrative costs. However, there can be no assurance that Mr. Levinson will continue to personally support the Company’s cash requirements, that such support from Mr. Levinson, together with the support of the Company’s commercial lenders, will be sufficient to address the Company’s liquidity needs and cash requirements or that the actions taken by management will be sufficient to allow the Company to generate net income from continuing operations.

The Company is dependent on the ongoing support of its commercial lenders. Under its existing credit facilities (which are secured by all the Company’s assets), the lenders have the right to accelerate payment of the loans in the event of material adverse changes in the Company’s business. CIT has the right to require repayment of the Company’s indebtedness owed to them on 60 days notice. The Company’s lenders continue to support the Company, although there is no assurance they will continue to do so. Management of the Company believes that it is unlikely that the lenders will accelerate the payment of any of the obligations under the Company’s facility during the next twelve months.

Failing to substantially achieve our projected cash flow levels for 2008 may also result in a default under our credit agreement with our lenders. If a default were to occur and is not timely cured by us or waived by our lenders, or if this were to happen and our debt could not be refinanced or restructured, our lenders could pursue remedies, including: (1) penalty rates of interest; (2) demand for immediate repayment of the debt; and/or (3) the foreclosure on any of our assets securing the debt. If this were to happen and we were liquidated or reorganized after payment to our creditors, there would likely be insufficient assets remaining for any distribution to our stockholders.

At December 31, 2007, the Company’s principal sources of liquidity included cash of $46,000 and trade accounts receivable of $2.4 million. There was $94,000 of unused borrowing capacity available under the Company’s credit facility with CIT as of December 31, 2007. The Company also had an additional $2.7 million of borrowing available from Mr. Levinson who has agreed to fund until January 5, 2009, up to $3.0 million of temporary advances to the Company.

The following information regarding the Company’s cash flows for the years ended December 31, 2007, 2006 and 2005 is inclusive of both continuing and discontinued operating activities.

Cash Flow Summary:
(in thousands)

	2007	2006	2005

Net cash provided by (used in):
Operating activities	$1,013	$1,485	$(1,137)
Investing activities	(72)	(85)	(141)
Financing activities	(964)	(1,381)	1,296

Net increase (decrease) in cash	$(23)	$19	$18

Net cash flow provided by operating activities totaled $1.0 million during the year ended December 31, 2007, as compared to $1.5 million during 2006.

In 2007, the components of net cash provided by operating activities were $891,000 of cash provided by net income adjusted for non-cash items, consisting primarily of depreciation and amortization, non-cash stock-based compensation, accrued interest on stockholder loans and accrued dividends on preferred stock, plus $122,000 of cash provided by operating assets and liabilities.

In 2006, the components of net cash provided by operating activities were $843,000 of cash provided by net income adjusted for non-cash items, consisting primarily of gain on termination of post retirement medical plan, depreciation and amortization, non-cash stock based compensation, accrued interest on stockholder loans and accrued dividends on preferred stock, plus $642,000 of cash provided by operating assets and liabilities.

Major components of the changes in operating assets and liabilities in 2007 as compared to 2006 were accounts receivable, inventories, accounts payable and pension liabilities.

Changes in accounts receivable provided $563,000 of cash flow in 2007 as compared to utilizing $186,000 of cash flow in 2006. The reduction in accounts receivable in 2007 was primarily due to decreased sales attributable to the reorganization under Chapter 11 of the Company’s third largest customer and the cancellation of two product lines by the Company’s largest customer.

Changes in inventories provided $712,000 in cash flow in 2007 as compared to $2.3 million in 2006. In 2007, approximately $350,000 in inventory reduction was the result of the cancellation of two product lines by the Company’s largest customer. During the year ended December 31, 2006, the Company had been liquidating inventory related to its discontinued textile business.

Changes in accounts payable provided $288,000 of cash flow in 2007 as compared to utilizing $839,000 of cash flow in the year ended December 31, 2006. The reduction in accounts payable in 2006 was the result of the payment of 2005 accounts payable balances related to the discontinued Textile business and in 2007 the Company negotiated better terms with its vendors.

Changes in pension liabilities utilized $662,000 during the year ended December 31, 2007 as compared to $146,000 during the same period in 2006. This increase was due primarily to a contribution of $275,000 with respect to the 2006 Plan year, based on a waiver that was granted to the Company by the Internal Revenue Service.

Net cash used in investing activities totaled $72,000 during the year ended December 31, 2007, as compared to $85,000 during the same period in 2006. This decrease was primarily a result of lower capital expenditures during 2007.

Net cash used in financing activities totaled $964,000 during the year ended December 31, 2007 as compared to $1.4 million during the year ended December 31, 2006. In 2007 and 2006 cash flow from operating activities was positive and was sufficient to fund investing activities and reduce borrowings.

During the year ended December 31, 2007, the Company had net repayments to Mr. Levinson of $1.2 million against his stockholder loans. During the year ended December 31, 2006, the Company repaid Mr. Levinson $850,000 against his advances. There were no additional borrowings from Mr. Levinson during 2006.

Total borrowings during 2007 and 2006 under the CIT revolving credit facility were $18.1 million and $20.4 million respectively; total repayments during the periods under this facility were $18.0 million and $20.0 million, respectively. Repayments under the Company’s term loan totaled $144,000 during 2007 and 2006. Net amounts repaid to factor totaled $775,000 in 2006; there were no such repayments in 2007.

The Company has a credit facility with CIT and a promissory note payable to JPMorgan Chase Bank (“JPMorgan”). In addition, the Company has borrowings and advances outstanding from Robert A. Levinson, a stockholder, officer and director of the Company.

At December 31, 2007, the Company’s credit facility with CIT (the “CIT Facility”) provided for maximum aggregate borrowings of up to $7.5 million in the form of revolving credit, letters of credit and term loans. The CIT Facility is comprised of separate financing agreements with the Company and its wholly-owned subsidiary, Blumenthal Lansing Company, LLC (“Blumenthal”). The CIT Facility provides advances up to 40% of eligible inventory and 90% of eligible accounts receivable, as defined in the agreements. There was approximately $94,000 of unused availability under the Company’s CIT Facility as of December 31, 2007.

The CIT Facility provides for (i) a term loan to the Company (the “Term Loan”) in the initial amount of $2.0 million, $1.2 million of which was outstanding at December 31, 2007, (ii) revolving credit advances to the Company, $1.6 million of which was outstanding at December 31, 2007 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, $3.0 million of which was outstanding at December 31, 2007, and a Letter of Credit facility with a limit of $500,000, of which there was none outstanding at December 31, 2007. The Term Loan is amortized at $12,000 per month followed by a final installment payment of $1.0 million due on January 1, 2009. The revolving credit advances are also due on January 1, 2009. At December 31, 2007, all amounts outstanding under the CIT Facility in excess of $2.5 million bear interest at 7.75% (the Chase Bank N.A. prime rate plus 0.5%) with a minimum rate of 5.0%. The first $2.5 million of advances from CIT bears interest at the prime rate (7.25%).

In connection with the CIT Facility, the Company and its subsidiary have made cross corporate guarantees and have issued first priority liens covering substantially all of the assets of the Company and its subsidiary. The guarantees are full and unconditional. The non-guarantor subsidiary is immaterial and the Company’s financial statements are representative of the combined guarantors of which the guarantor subsidiary is 100% owned. In addition, Mr. Robert A. Levinson, a stockholder, officer and director of the Company, provided certain collateral against advances provided under the CIT Facility in the approximate amount of $2.5 million.

The CIT Facility contains representations and warranties and events of default customary for agreements of this nature such as restrictions on incurring more debt, acquisitions, the use of proceeds from the sales of assets, the prohibition of preferred stock redemptions, dividend payments in excess of $300,000 per year, and a change in voting control of the Company. The CIT Facility also contains a subjective acceleration clause which states that all obligations shall, at CIT’s option, be immediately due and payable without notice or demand upon the occurrence of any change in the Company’s condition or affairs (financial or otherwise) that, in CIT’s sole discretion exercised by CIT in accordance with CIT’s business judgment, materially impairs the collateral or increases CIT’s risk. CIT may terminate the CIT Facility upon 60 days written notice. In the case of the Term Loan, CIT may accelerate the maturity in the event of a default by the Company after thirteen months notice of such acceleration. Management of the Company believes that it is unlikely that the lenders will accelerate the payment of any of the obligations under the Company’s facility during the next twelve months.

The Company also has a factoring agreement with CIT. As of December 31, 2007 there was no balance due to or from CIT under the factoring agreement.

The promissory note payable to JPMorgan in the amount of $3.2 million is dated May 2, 2002 and has a maturity date of January 5, 2009, as amended. The first $3.0 million of the note bears interest at a fixed rate per annum equal to the Adjusted LIBOR rate applicable to such note plus 0.75% (a “Eurodollar Loan”) and the remaining $200,000 bears interest at the Chase Bank N.A. prime rate. The interest rate on the first $3.0 million of the note at December 31, 2007 was 6.14% and 7.25% on the remaining balance of $200,000. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

Mr. Robert A. Levinson, a stockholder, has agreed to personally support the Company’s cash requirements to enable it to fulfill its obligations through January 5, 2009, to the extent necessary, up to a maximum amount of $3.0 million. The Company believes its reliance on such commitment is reasonable and that Mr. Levinson has sufficient liquidity and net worth to honor such commitment. The Company believes that Mr. Levinson’s written commitment provides the Company with the legal right to request and receive such advances. In the event that Mr. Levinson did not honor such commitment, the Company would have the right to sue Mr. Levinson for breach of his agreement. Mr. Levinson reaffirmed this undertaking in writing in a commitment letter dated March 24, 2008.

The Company had outstanding loans payable to Mr. Levinson totaling $350,000 and $1.5 million as of December 31, 2007 and 2006, respectively. In addition, Mr. Levinson has pledged collateral in support of certain Company obligations. Accrued interest on Mr. Levinson’s loans has been classified as non-current liabilities on the Company’s balance sheet and totaled $639,000 and $587,000, respectively, at December 31, 2007 and December 31, 2006, respectively. He has also agreed not to demand any repayment of principal or interest currently owed until January 6, 2009.

As of December 31, 2007, the Company was in compliance with all debt covenants, as defined in the agreements.

Future maturities of long-term debt during each of the next five years ending December 31 and thereafter were as follows (in thousands):

2008	$144
2009	4,561

$4,705

The Series A Preferred Stock is subject to mandatory redemption, to the extent the Company may lawfully do so, in three equal annual installments one of which was due on June 15, 2007, and the remaining two on June 15, 2008 and June 15, 2009, in each case, from funds legally available therefore, at a price per share of Series A Preferred Stock equal to $1 per share, together with an amount representing accrued and unpaid dividends, whether or not declared, to the date of redemption. The first installment due on June 15, 2007 was not redeemed because under the terms of the Company’s Certificate of Incorporation, the mandatory redemption of the Series A Preferred Stock can only be made to the extent that such redemptions do not contravene or cause default under any contract, agreement or other instrument by which the Company or its subsidiaries or any of their property is bound. Under the terms of the CIT Facility, preferred stock redemption payments are prohibited and preferred stock dividend payments are limited to $300,000 per year. Because preferred stock redemption payments are prohibited under the CIT Facility, the Company is precluded by its Certificate of Incorporation from making any such payments so long as the CIT Facility is outstanding. In addition, the amount redeemable within the next twelve months, including accumulated dividends, will continue to be classified as a noncurrent liability so long as any portion of the CIT Facility has a maturity of more than one year. The CIT Facility is currently scheduled to mature on January 1, 2009.

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

The availability of resources to make dividend payments to the holders of Series A Preferred Stock in the future will depend on the Company’s future earnings and cash flow. Under Delaware law, preferred dividend payments are restricted to the Company’s accumulated or current earnings and profits. Losses in 2005 and earlier years have depleted the Company’s accumulated earnings and profits and, as such, future preferred dividend payments will be limited to future earnings and profits. Preferred dividends which cannot be paid under Delaware law will continue to accrue and will be added to the Preferred Stock liability account.

As of December 31, 2007, unpaid preferred stock dividends totaled approximately $587,000 and have been classified as a noncurrent liability on the Company’s balance sheet. The preferred stock is owned 99.5% by Mr. Robert A. Levinson, a stockholder, officer and director of the Company. The mandatorily redeemable preferred stock is redeemable at $1.00 per share plus accrued and unpaid dividends.

In 2007 the Company applied for and was granted a waiver by the Internal Revenue Service with regard to a deferral of $713,000 which was the remainder of the contribution still due for the 2006 plan year. With respect to the deferral, the Company was required to make a contribution of $275,000, which was made on September 13, 2007. Total contributions for the 2006 plan year were $352,000. The Company had also applied to the Internal Revenue Service to permit a change in method of accounting for plan assets, which was also granted. The Company has contributed $52,000 for the 2007 plan year and will need to contribute an additional approximately $72,000 for the 2007 plan year by September 15, 2008 based on current legislated discount rates and actuarial assumptions. In addition, the Company anticipates contributions with respect to the 2008 plan year of approximately $93,000 based on actuarial assumptions during the year ending December 31, 2008.

In addition to the liability of $758,000 for this Company sponsored plan, the Company also has an additional pension liability in the amount of $912,000 at December 31, 2007 in connection with a terminated multi-employer plan which requires annual payments of $142,000 inclusive of principal and interest through 2016. The Company also has a $250,000 deferred compensation liability payable to the former owner of an acquired business.

A summary of the Company’s December 31, 2007 contractual obligations and commitments is as follows:

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

CIT asset based loan	$4,577	$4,577	$—	$—	$—
Term loans	4,355	144	4,211	—	—
Long term debt – stockholder loans	350	—	350	—	—
Long term debt – stockholder interest	639	—	639	—	—
Pension liabilities	1,920	273	528	466	653
Environmental liabilities	1,287		1,130	—	157
Preferred stock	4,555	—	4,555	—	—
Preferred dividends	587	—	587	—	—
Operating lease obligations	469	304	151	14	—

	$18,739	$5,298	$12,151	$480	$810

Interest is payable monthly at rates between 6% and 8% on third-party loans and accrues at 6% on stockholder loans pursuant to the terms of the loans. Dividends on the preferred stock accrue at a rate of 6%.

Seasonality and New Product Lines

The Company’s business is largely based on its ability to fulfill reorders of existing product lines and to place new product lines with its retail customers. The business is fundamentally influenced by the buying habits of consumers. Home sewing and craft activities take place on a year-round basis; however, they are generally indoor activities and as a result they experience an increased participation level during the fall, winter and early spring months. Anticipating this pattern, the Company’s retail customers place somewhat larger reorders during the July through March period. Sales are influenced by the introduction of new product lines and the discontinuance of existing product lines. A successful new program requires the retail customer to add the program and experience an acceptable level of sell-through. The Company develops and introduces new program ideas on a regular basis. However, there is no assurance that its retail customers will buy the new product lines and if they do, there is no assurance the consumer will purchase the new product at an acceptable level.

The sale of the Company’s products can be subject to substantial cyclical fluctuation. Sales may decline in periods of recession or uncertainty regarding future economic prospects that affect consumer spending, particularly on discretionary items. This cyclicality and any related fluctuation in consumer demand could have a material adverse effect on the Company’s results of operations and financial condition.

Impact of Inflation

The Company’s results are affected by the impact of inflation on operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.

Recently Issued Accounting Pronouncements

In October 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. Financial Accounting Standard (“FAS”) 123(R)-5, Amendment of FSP FAS 123(R)-1, (“FSP FAS 123(R)-5”) to address whether a change to an equity instrument in connection with an equity restructuring should be considered a modification for the purpose of applying FSP No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FAS Statement No 123(R) (“FSP FAS 123(R)-1”). FSP FAS 123(R)-1 states that financial instruments issued to employees in exchange for past or future services are subject to the provisions of FAS 123(R) unless the terms of the award are modified when the holder is no longer an employee. In FSP FAS 123(R)-5, the FASB staff concluded that changes to the terms of an award that are made solely due to an equity restructuring are not considered modifications as described in FSP FAS 123(R)-1 unless the fair value of the award increases, anti-dilution provisions are added, or holders of the same class of equity instruments are treated unequally. FSP FAS 123(R)-5 is effective for the first reporting period beginning after October 10, 2006. The adoption of FSP FAS 123(R)-5 did not have a material impact on the Company’s consolidated financial statements.

In June 2007, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007 (fiscal year 2008 for the Company). The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have an impact on the Company’s consolidated financial statements.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks arising from transactions in the normal course of our business, and from obligations under our short-term and long-term debt arrangements. Such risk is principally associated with interest rate fluctuation. We do not use derivative instruments to manage our exposure and do not currently hold any market risk sensitive instruments for trading purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a detailed discussion of our credit arrangements.

Interest Rate Risk

Our short term and long-term third party debt bears interest at floating rates, and accordingly we are sensitive to changes in prevailing interest rates. At December 31, 2007, our indebtedness with CIT was at 8.00% interest rate (based on the Chase Bank N.A. prime rate plus ..5%). The applicable rate is the Chase Bank, N.A. prime rate on the first $2.5 million of outstanding borrowing plus ..05% on outstanding borrowing in excess of $2.5 million but in either case not less than 5% per annum. Our indebtedness with JP Morgan Chase was at a 6.14% interest rate (based on Adjusted LIBOR plus .75%) on the first $3.0 million and 7.25% (based on Chase Bank N.A. prime rate) in excess of the $3.0 million at December 31, 2007. Our stockholder loan interest is not variable and bears a 6% interest rate. A 1% increase or decrease in market interest rates that affect our borrowing arrangements would have a material impact on earnings and cash flow of approximately $89,000 during the next fiscal year.

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions denominated in a currency other than an entity’s functional currency and from foreign-denominated revenues translated into U.S. dollars.

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

Customer Concentration

Our sales are concentrated with major retail chains and as such, approximately 70-80% of our sales in 2008 are expected to be from our top two accounts. These accounts represented appromimately 75% of net sales for the year ended December 31, 2007 and approximately 73% of our trade accounts receivable at December 31, 2007. The loss of any one of our major accounts would have a material adverse impact on our financial condition and results of operations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Levcor International, Inc.

We have audited the accompanying consolidated balance sheets of Levcor International, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Levcor International, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s historical losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Friedman LLP

Friedman LLP

New York, New York
March 26, 2008

LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2007	December 31, 2006

ASSETS
Current Assets:
Cash	$46	$69
Accounts receivable trade, net	2,383	2,946
Inventories, net	4,715	5,343
Other current assets	139	86

Total current assets	7,283	8,444

Property, Plant and Equipment, net	1,720	1,917
Goodwill	2,543	2,543
Other assets	378	281

Total Assets	$11,924	$13,185

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Revolving loan and current maturities of long-term debt	$4,721	$4,591
Accounts payable	1,346	1,058
Pension liabilities, current portion	273	1,859
Income taxes payable	—	204
Other current liabilities	544	859

Total current liabilities	6,884	8,571

Long-term debt, less current maturities	4,211	4,155
Stockholder loans	350	1,500
Accrued interest, stockholder loans	639	587
Pension liabilities, less current portion	1,647	1,494
Environmental liabilities	1,287	1,290
Other liabilities	—	335
Mandatorily Redeemable Preferred Stock, par value $0.01 per share 8,000,000 shares authorized; Shares issued and outstanding: Series A - 4,555,007	4,555	4,555
Accumulated dividends on Mandatorily Redeemable Stock	587	285

Total Liabilities	20,160	22,772

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Common Stock, par value $0.01 per share 15,000,000 shares authorized; Shares issued and outstanding: 5,331,881 as of December 31, 2007 and 2006	54	54
Additional paid-in capital	33,235	33,231
Accumulated Deficit	(40,088)	(40,213)
Accumulated Other Comprehensive Loss	(1,437)	(2,659)

Total Stockholders’ Deficit	(8,236)	(9,587)

Total Liabilities and Stockholders’ Deficit	$11,924	$13,185

The accompanying notes are an integral part of these consolidated financial statements.

LEVCOR INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,

	2007	2006	2005

Net sales	$19,385	$21,936	$21,217
Cost of sales	13,320	14,890	13,957

Gross profit	6,065	7,046	7,260
Selling, general and administrative expenses	4,827	5,801	6,270

Income from continuing operations before gain on termination of post retirement benefit plan, interest, preferred dividends and income tax expense (benefit)	1,238	1,245	990
Gain on termination of post retirement benefit plan	—	1,662	—

Income from continuing operations before interest, preferred dividends and income tax expense (benefit)	1,238	2,907	990
Interest expense	839	872	495
Dividends on mandatorily redeemable preferred stock	302	273	273

Income from continuing operations before income taxes expense (benefit)	97	1,762	222
Income tax expense (benefit)	(6)	149	3,077

Income (loss) from continuing operations	103	1,613	(2,855)
Income (loss) from discontinued operations, net of tax	22	13	(5,449)

Net income (loss)	$125	$1,626	$(8,304)

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$.02	$.30	$(.54)
Income (loss) from discontinued operations	*	*	(1.02)

Net income (loss)	$.02	$.30	$(1.56)

Diluted:
Income (loss) from continuing operations	$.02	$.30	$(.54)
Income (loss) from discontinued operations	*	*	(1.02)

Net income (loss)	$.02	$.30	$(1.56)

Weighted average shares outstanding - basic	5,332	5,332	5,332
Potential common stock	—	2	—

Weighted average shares outstanding - diluted	5,332	5,334	5,332

* Less than $.005

The accompanying notes are an integral part of these consolidated financial statements.

LEVCOR INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share amounts)

					Accum.Other
		Comprehensive		Additional	Compre-	Common Stock
		Income	Accumulated	Paid-in	hensive			Unearned
	Total	(Loss)	Deficit	Capital	Loss	Amount	Shares	Compensation

January 1, 2005	$(3,185)		$(33,535)	$33,234	$(2,858)	$54	5,329,564	$(80)

Stock-based compensation	4			4			2,317
Net loss	(8,304)	(8,304)	(8,304)
Foreign translation adjustment	(9)	(9)			(9)
Amortization unearned compensation	16	16						16
Pension adjustment	(1,465)	(1,465)			(1,465)

Total comprehensive loss		$(9,762)

December 31, 2005	$(12,943)		$(41,839)	$33,238	$(4,332)	$54	5,331,881	$(64)

Net Income	1,626	1,626	1,626
Foreign translation adjustment	(29)	(29)			(29)
Pension adjustment	1,702	1,702			1,702
Stock-based compensation	57	57		57
Reclassification		—		(64)				64

Total comprehensive income		$3,356

December 31, 2006	$(9,587)		$(40,213)	$33,231	$(2,659)	$54	5,331,881	$—

Net income	125	125	125
Foreign translation adjustment	452	452			452
Pension adjustment	770	770			770
Stock-based compensation	4	4		4

Total comprehensive income		$1,351

December 31, 2007	$(8,236)		$(40,088)	$33,235	$(1,437)	$54	5,331,881	$—

The accompanying notes are an integral part of these consolidated financial statements.

LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2007	2006	2005

Cash Flows From Operating Activities:
Net income (loss)	$125	$1,626	$(8,304)
Reconciliation of net income (loss) to net cash provided by (used in) operations:
Non-cash gain on post retirement medical plan termination	—	(1,662)	—
Goodwill and Trademarks impairment – Textile business	—	—	3,009
Depreciation and amortization	408	404	392
Deferred income taxes	—	—	2,908
Non-cash stock-based compensation	4	57	4
Accrued interest on stockholder loans	52	133	137
Accrued dividends on mandatorily redeemable preferred stock	302	285	—
Changes in operating assets and liabilities:
Accounts receivable trade, net	563	(186)	841
Inventories, net	712	2,261	83
Other current assets	(53)	87	41
Other assets	(204)	(83)	105
Accounts payable	288	(839)	49
Income taxes payable	(204)	175	(44)
Other current liabilities	(228)	(514)	140
Pension liabilities	(662)	(146)	(94)
Post retirement medical liabilities	(87)	(211)	(194)
Environmental liabilities	(3)	(58)	(40)
Other liabilities	—	156	(170)

Net cash provided by (used in) operating activities	1,013	1,485	(1,137)

Cash Flows From Investing Activities:
Capital expenditures	(25)	(50)	(100)
Investment in other assets	(47)	(35)	(41)

Net cash used in investing activities	(72)	(85)	(141)

Cash Flows From Financing Activities:
Borrowings under revolving loan	18,129	20,383	21,055
Repayments under revolving loan	(17,999)	(19,995)	(20,838)
Borrowing of long - term debt	200	—	—
Repayment of long – term debt	(144)	(144)	(144)
Borrowings under stockholder loan	850	—	2,501
Repayments under stockholder loan	(2,000)	(850)	(650)
Due to factor	—	(775)	(628)

Net cash provided by (used in) financing activities	(964)	(1,381)	1,296

Increase (decrease) in cash	(23)	19	18
Cash at beginning of year	69	50	32

Cash at end of year	$46	$69	$50

Supplemental Disclosure of Cash Flow Information:
Cash paid (refunded) during the period for:
Interest	$888	$809	$653

Income taxes	$194	$(26)	$17

The accompanying notes are an integral part of these consolidated financial statements.

LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

1 -	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Liquidity:

Levcor International, Inc. (the “Company” or “Levcor” or “we”) manufactures, packages and distributes a line of buttons and other craft products for sale in the home sewing and craft retail industry. The Company formerly operated a textile business which is treated as a discontinued operation as described in Note 3. The Company sells its products to customers primarily in the United States and also has distribution in Canada and Europe.

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

Cash and Cash Equivalents:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at December 31, 2007, 2006 and 2005.

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

Credit Risk:

Financial instruments which potentially subject us to concentration of credit risk consist principally of accounts receivable. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers.

Accounts Receivable:

Accounts receivable are stated at the net realizable value. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $17,000 at December 31, 2007 and $106,000 at December 31, 2006.

Inventories:

Inventories are valued at the lower of cost or market using a weighted-average cost method basis. We make provisions for obsolete or slow moving inventories as necessary to properly reflect inventory value.

Long-Lived Assets:

The Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When factors indicate the asset may not be recoverable, the Company compares the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, the asset is written down to its estimated fair value. When assets are removed from operations and held for sale, the impairment loss is estimated as the excess of the carrying value of the assets over their fair value. No such impairments of long-lived assets were recorded for the years ended December 31, 2007 and 2006.

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

Income Taxes:

The liability method is used in accounting for income taxes as required by Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for operating income and tax credit carryforwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

Realization of our deferred tax assets is, for the most part, dependent upon our U.S. consolidated tax group of companies having sufficient federal taxable income in future years to utilize our domestic net operating loss carryforwards before they expire. We adjust our deferred tax valuation allowance on a quarterly basis in light of certain factors, including our financial performance.

The Company has significant deferred tax assets, resulting from net operating loss carryforwards and deductible temporary differences. As of December 31, 2007 and 2006, the Company has provided a full valuation allowance against our deferred tax assets. Management weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in past years. The Company will continue to maintain a full valuation allowance on its tax benefits until profitability has been sustained over a time period and in amounts that are sufficient to support a conclusion that it is more likely than not that a portion or all of the deferred tax assets will be realized. A decrease in our valuation allowance would result in an immediate material income tax benefit, an increase in total assets and decrease stockholder’s deficit, and could have a significant impact on earnings in future periods. Because of the Company’s net operating loss carryforward, the Company is not required to record a provision for income taxes related to its pretax income except in instances where minimum taxes are payable.

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

Foreign Currency Translation:

The assets and liabilities of the Company’s foreign subsidiaries, whose functional currencies are the local currencies, are translated into United States dollars at the current exchange rate as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of the financial statements are reported as a separate component of stockholders’ deficit. Net currency transaction gains and losses included in income were not material.

Fair Value of Financial Instruments:

The Company’s financial instruments are comprised of revolving debt, long-term debt, loans payable to stockholder, Robert A. Levinson, and Series A Mandatory Redeemable Preferred Stock at December 31, 2007 and 2006. The fair values of the revolving debt, long-term debt, loans payable to Robert A. Levinson and Series A Mandatory Reedemable Preferred Stock approximate the carrying values because these obligations had market-based interest rates.

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

Advertising:

The Company expenses the cost of advertising at the time the cost is incurred. Advertising expense totaled approximately $27,000, $50,000 and $133,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

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

Mandatorily Redeemable Preferred Stock:

The Company accounts for mandatorily redeemable preferred stock in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires an issuer to classify certain financial instruments within its scope, such as mandatorily redeemable preferred stock, as liabilities (or assets in some circumstances). SFAS 150 defines a financial instrument as mandatorily redeemable if it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date(s) or upon an event certain to occur.

Stock-Based Compensation:

On January 1, 2006, we adopted Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations.

We adopted FAS 123(R) using the modified prospective transition method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective transition method, the consolidated financial statements for the year ended December 31, 2005 have not been restated to reflect, and do not include the impact of FAS 123(R). See Note 17, “Stock Option Plan” for further details.

For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, has been recognized in the Company’s financial statements over the remaining vesting period. For equity-based compensation awards granted or modified subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant or modification has been or will be recognized in the Company’s consolidated financial statements over the vesting period. The Company utilizes the Black-Scholes option pricing model to measure the fair value of stock options.

Recently Issued Accounting Pronouncements:

In October 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. Financial Accounting Standard (“FAS”) 123(R)-5, Amendment of FSP FAS 123(R)-1, (“FSP FAS123(R)-5”) to address whether a change to an equity instrument in connection with an equity restructuring should be considered a modification for the purpose of applying FSP No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FAS Statement No 123(R) (“FSP FAS123(R)-1”). FSP FAS 123(R)-1 states that financial instruments issued to employees in exchange for past or future services are subject to the provisions of FAS 123(R) unless the terms of the award are modified when the holder is no longer an employee. In FSP FAS 123(R)-5, the FASB staff concluded that changes to the terms of an award that are made solely due to an equity restructuring are not considered modifications as described in FSP FAS 123(R)-1 unless the fair value of the award increases, anti-dilution provisions are added, or holders of the same class of equity instruments are treated unequally. FSP FAS 123(R)-5 is effective for the first reporting period beginning after October 10, 2006. The adoption of FSP FAS 123(R)-5 did not have a material impact on the Company’s consolidated financial statements.

In June 2007, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007 (fiscal year 2008 for the Company). The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have an impact on the Company’s consolidated financial statements.

2-	GOING CONCERN

The accompanying consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon its ability to execute management’s plans to be profitable, generate positive cash flow from operations and to continue to have access to existing financing to meet obligations and repay liabilities when they come due, including amounts payable with respect to claimed environmental liabilities in connection with the Solvents Recovery Service of New England Superfund Site in Southington, Connecticut (“the SRS site”) (see Note 18) in the event the parent corporation is determined to be responsible for these claimed liabilities and the redemption of preferred stock (see Note 15) in 2007 and thereafter. Although management continues to pursue these plans and believes it will be successful, there is no assurance that the Company will be successful in generating such profitable operations or maintaining such access to existing financing or obtaining financing for such environmental obligations on terms acceptable to the Company. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to satisfy the Company’s capital needs through cash generated from operations, advances under its facilities with CIT Group/Financial Services, Inc. (“CIT”) and stockholder loans. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

3-	DISCONTINUED OPERATIONS

During the fourth quarter of 2005, the Company’s Board of Directors approved management’s plan to exit the garment manufacturing business. On May 11, 2006, management determined to exit its remaining Textile business completely. As a result, Textile operations for the current and prior comparative periods have been presented as discontinued operations.

Management concluded that the carrying amounts of goodwill and trademarks totaling $2.3 million and $709,000, respectively, related to the Textile business were deemed to be fully impaired as of September 30, 2005 and were written off accordingly at that time.

During 2006 and 2007, the Company disposed of all remaining Textile business inventory. As of December 31, 2007 the Company had no Textile business assets and liabilities remaining. The Company does not expect to incur any additional exit costs.

The Textile business generated the following operating results which have been classified as discontinued operations in the consolidated statements of operations (in thousands):

	Year Ended December 31,

	2007	2006	2005

Sales	$39	$2,393	$8,184
Cost of sales	17	1,934	8,685

Gross profit	22	459	(501)
Selling, general and administrative expense	—	269	1,628
Goodwill and trademark impairment	—	—	3,009
Interest expense	—	177	311

Results of discontinued operations, net of tax	$22	$13	$(5,449)

Effective June 30, 2006, the short and long-term debt of the Textile business became short and long-term debt of the Company’s continuing operations and as such, interest expense related to this debt as of July 1, 2006 has been classified as part of its continuing operations.

4-	TERMINATION OF POST RETIREMENT MEDICAL PLAN

In September 2006, the Company determined that it would terminate its post retirement medical plan as of December 31, 2006. As a result, the Company reduced the balance sheet liability for post retirement medical costs by $1.7 million as of September 30, 2006 and recorded a corresponding non-cash gain on the plan termination. As of December 31, 2006, the Company had approximately $87,000 included in other current liabilities related to payments to be made under the plan during the run off period in 2007 for 2006 claims. (See Note 10)

5-	INVENTORIES

The components of inventories as of December 31, 2007 and 2006, are as follows (in thousands):

	2007	2006

Raw materials	$2,132	$2,614
Work in progress	95	87
Finished goods	2,488	2,642

	$4,715	$5,343

At December 31, 2007 and 2006 inventories were valued on a weighted-average cost method basis. Inventories are stated at the lower of cost or market. Cost elements included in inventory are material, labor and overhead, primarily using standard cost, which approximates actual cost.

6-	PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment as of December 31, are as follows (in thousands):

	2007	2006

Land and improvements	$83	$79
Buildings and improvements	2,516	2,491
Machinery and equipment	2,007	2,248

	4,606	4,818
Less: Accumulated depreciation and amortization	(2,886)	(2,901)

	$1,720	$1,917

Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 totaled approximately $408,000, $404,000 and $392,000, respectively.

7-	SHORT-TERM AND LONG-TERM DEBT

The Company has a credit facility with CIT and a promissory note payable to JPMorgan Chase Bank (“JPMorgan”). In addition, the Company has borrowings and advances outstanding from Robert A. Levinson, a stockholder, officer and director of the Company.

The Company’s credit facility with CIT (the “CIT Facility”) provides for maximum aggregate borrowings of up to $7.5 million in the form of revolving credit, letters of credit and term loans. The CIT Facility is comprised of separate financing agreements with the Company and its wholly-owned subsidiary, Blumenthal Lansing Company, LLC (“Blumenthal”). The CIT Facility provides advances up to 40% of eligible inventory and 90% of eligible accounts receivable, as defined in the agreements. Availability under the Company’s CIT Facility totaled $94,000 as of December 31, 2007.

The CIT Facility provides for (i) a term loan to the Company (the “Term Loan”) in the initial amount of $2.0 million, of which $1.2 million was outstanding at December 31, 2007, (ii) revolving credit advances to the Company, of which $1.6 million was outstanding at December 31, 2007 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, of which $3.0 million was outstanding at December 31, 2007, and a Letter of Credit facility with a limit of $500,000, of which there was none outstanding at December 31, 2007. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.0 million due on January 1, 2009. The revolving credit advances are due on January 1, 2009. $2.5 million of the amounts outstanding under the CIT Facility bear interest at Chase Bank N.A. prime rate (7.25%) and amounts in excess of $2.5 million bear interest at the Chase Bank N.A. prime rate plus 0.5% (7.75%) with a minimum rate of 5.0%.

In connection with the CIT Facility, the Company and its subsidiary have made cross corporate guarantees and have issued first priority liens covering substantially all of the assets of the Company and its subsidiary. The guarantees are full and unconditional. The non-guarantor subsidiary is immaterial and the Company’s financial statements are representative of the combined guarantors of which the guarantor subsidiary is 100% owned. In addition, Mr. Robert A. Levinson, a stockholder, officer and director of the Company, provided certain collateral against advances provided under the CIT Facility in the approximate amount of $2.5 million.

The CIT Facility contains representations and warranties and events of default customary for agreements of this nature such as restrictions on incurring more debt, acquisitions, the use of proceeds from the sales of assets, the prohibition of preferred stock redemptions, dividend payments in excess of $300,000 per year, and a change in voting control of the Company. The CIT Facility also contains a subjective acceleration clause which states that all obligations shall, at CIT’s option, be immediately due and payable without notice or demand upon the occurrence of any change in the Company’s condition or affairs (financial or otherwise) that, in CIT’s sole discretion exercised by CIT in accordance with CIT’s business judgment, materially impairs the collateral or increases CIT’s risk. CIT may terminate the Credit facility upon 60 days written notice. In the case of the Term Loan, CIT may accelerate the maturity in the event of a default by the Company after thirteen months notice of such acceleration. Management of the Company believes that it is unlikely that the lenders will accelerate the payment of any of the obligations under the Company’s facility during the next twelve months.

The Company also has a factoring agreement with CIT. As of December 31, 2007 there was no balance due to or from CIT under the factoring agreement.

The promissory note payable to JPMorgan in the amount of $3.2 million is dated May 2, 2002 and has a maturity date of January 5, 2009, as amended. The first $3.0 million bears interest at a fixed rate per annum equal to the Adjusted LIBOR rate applicable to such note plus 0.75% (a “Eurodollar Loan”) and the remaining $200,000 bears interest at Chase Bank N.A. prime rate. The interest rate on the note at December 31, 2007 was 6.14% for the $3.0 million and 7.25% for the remaining balance of $200,000. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

Mr. Robert A. Levinson, a stockholder, has agreed to personally support the Company’s cash requirements to enable it to fulfill its obligations through January 5, 2009, to the extent necessary, up to a maximum amount of $3.0 million. The Company believes its reliance on such commitment is reasonable and that Mr. Levinson has sufficient liquidity and net worth to honor such commitment. The Company believes that Mr. Levinson’s written commitment provides the Company with the legal right to request and receive such advances. In the event that Mr. Levinson did not honor such commitment, the Company would have the right to sue Mr. Levinson for breach of his agreement. Mr. Levinson reaffirmed this undertaking in writing in a commitment letter dated March 24, 2008.

The Company had outstanding loans payable to Mr. Levinson totaling $350,000 and $1.5 million as of December 31, 2007 and 2006, respectively. In addition, Mr. Levinson has pledged collateral in support of certain Company obligations. Accrued interest on Mr. Levinson’s loans has been classified as noncurrent liabilities on the Company’s balance sheet and totaled $639,000 and $587,000, respectively, at December 31, 2007 and 2006. He has also agreed not to demand any repayment of principal or interest currently owed until January 6, 2009. (See Note 13)

During the year ended December 31, 2007, the Company was in compliance with all debt covenants as defined in the respective agreements.

Future maturities of long-term debt during each of the next five years ending December 31 and thereafter were as follows (in thousands):

2008	$144
2009	4,561

$4,705

8-	OTHER CURRENT LIABILITIES

Other current liabilities as of December 31 consist of the following (in thousands):

	2007	2006

Salaries, bonuses and other compensation	$209	$339
Post retirement medical liability	—	86
Other	335	434

	$544	$859

9-	LEASE PAYMENTS

The following is a schedule of future minimum lease payments under non-cancelable operating leases at December 31, 2007 (in thousands):

2008	$304
2009	126
2010	25
2011	14

$469

Rental expense for premises leased by the Company under operating leases totaled $306,000, $271,000, and $208,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

10-	PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

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

On August 17, 2006 The Pension Protection Act of 2006 was signed into law. New pension funding rules are effective for plan years beginning on or after January 1, 2008. For 2006 and 2007, the prior law funding rules remain in effect. Under the new law, the 90% funding target is replaced with a 100% target. Shortfalls from the 100% target must be amortized over a seven year period.

The benefits under the plan are determined based on formulas, which reflect the employees’ years of service and compensation during their employment period. The projected unit credit method is used to determine pension cost. Funding requirements for the plan are based on the unit credit method. The Company’s policy is to fund pension cost as required by ERISA. In 2007 the Company applied for and was granted a waiver by the Internal Revenue Service with regard to a deferral of $713,000 which was the remainder of the contribution still due for the 2006 plan year. With respect to the deferral, the Company was required to make a contribution of $275,000, which was made on September 13, 2007. Total contributions for the 2006 plan year were $352,000. The Company had also applied to the Internal Revenue Service to permit a change in method of accounting for plan assets which was also granted. With respect to the 2007 plan year, the Company has made contributions to the plan in 2007 of $52,000 with an additional approximately $72,000 due in 2008, based on current legislated discount rates and actuarial assumptions. In addition, the Company anticipates contributions with respect to the 2008 plan year of $93,000 based on actuarial assumptions during the year ending December 31, 2008.

In addition to the liability of $758,000 for this Company sponsored plan, the Company also has an additional pension liability in the amount of $912,000 at December 31, 2007 in connection with a terminated multi-employer plan which requires annual payments of $142,000 inclusive of principal and interest through 2016. The Company also has a $250,000 deferred compensation liability payable to the former owner of an acquired business.

In accordance with the provision of SFAS 158, the prepaid pension balance has been used to reduce the pension plan liability as of December 31, 2007 and 2006 and as such there was no prepaid pension as of December 31, 2007 and 2006. The 2005 pension adjustment in stockholders’ deficit included the increase in the deferred tax assets valuation allowance related to the pension liability of $1,601,000. These adjustments were recognized and credited to “Accumulated Other Comprehensive Earnings”. The minimum pension liabilities as of December 31, 2007 and 2007 were based on the plan’s portfolio investments as of such date which totaled $19.2 million and $18.4 million, respectively, and the actuarially determined accumulated benefit obligation.

			Other Post-
	Pension Plan		Retirement Benefit Plan
	Years Ended December 31,		Years Ended December 31,

In thousands:	2007	2006	2007	2006

Change in benefit obligation
Benefit obligation at beginning of year	$20,505	$21,387	$87	$979
Interest costs	1,134	1,186	—	—
Actuarial (gain) loss	236	(236)	—	—
Effect of plan termination	—	—	(8)	(721)
Benefits paid	(1,879)	(1,832)	(79)	(171)

Benefit obligation at end of year	$19,996	$20,505	$—	$87

Change in plan assets:
Fair value of plan assets at beginning of year	$18,418	$17,550	$—	$—
Actual return on plan assets	2,372	2,623	—	—
Employer contribution	327	77	—	—
Benefits paid	(1,879)	(1,832)	—	—

Fair value of plan assets at end of year	$19,238	$18,418	$—	$—

Funded status /Accrued benefit cost	$(758)	$(2,087)	$—	$(87)

Weighted average assumptions as of December 31:
Discount rate	5.75%	5.75%	N/A	N/A
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

Components of net periodic benefit cost:
Interest cost	$1,134	$1,186	$—	$—
Expected return on plan assets	(1,404)	(1,335)	—	—
Recognized net actuarial loss (gain)	38	179	—	(39)

Net periodic benefit cost (gain)	$(232)	$30	$—	$(39)

The Company’s accumulated benefit obligation under its defined benefit plan at December 31, 2007 and 2006 was $19,996,000 and $20,505,000, respectively.

The Company’s defined benefit plan asset target allocation for 2008, the actual allocation as of December 31, 2007 and 2006, and the expected long-term rates of return by asset category for 2007 are as follows:

				Weighted Average
	Target Allocation	Percentage of Plan Asset as of December 31,		Expected Long-term Rates of
Asset Category	2008	2007	2006	Return

Equity securities	40-90%	89%	86%	9.5%
Debt securities	5-16%	11%	14%	4.5%
Other	0-10%	0%	0%	—

Total		100%	100%	8.0%

11-	EMPLOYEE BENEFIT PLAN

The Company’s eligible employees may participate in a Company-sponsored 401(k) benefit plan. This Plan covers substantially all employees and permits employees to defer up to 15% of their salary up to statutory maximums. For 2006 and earlier years, the plan also provided for matching contributions by the Company of up to 75% of the first 2% of salary deferral and 50% of the next 2% of salary deferral. The Company’s matching contribution has been suspended since January 1, 2007. Total Company matching contributions for the years ended December 31, 2006 and 2005 were $87,000 and $102,000, respectively. As of December 31, 2007 there were 79 active employees participating in the plan.

12-	CUSTOMER CONCENTRATIONS

The Company’s largest two customers (Wal-Mart, a mass merchandiser and Jo-Ann Stores, a specialty chain,) represented approximately 43% and 32%, respectively, in 2007, 49% and 23%, respectively, in 2006, and 46% and 25%, respectively, in 2005 of the Company’s net sales. These customers also represented approximately 73% and 53% of the Company’s outstanding accounts receivable as of December 31, 2007, and 2006, respectively. A reduction in sales to any of these customers could adversely impact the financial condition and results of operations of the Company.

On March 21, 2007, Hancock, the Company’s third largest customer, announced it will close approximately 134 of its 443 stores in 2007 as it reorganizes under Chapter 11. On December 31, 2006, the Company recorded an allowance of $75,000 against the uncollected 2006 accounts receivable balance of Hancock as of the date of the filing. In addition, as of March 31, 2007, the Company recorded an additional allowance of $86,000 against 2007 pre-bankruptcy sales. The balance net of all reserves was collected during the three months ended June 30, 2007.

13-	RELATED PARTY TRANSACTIONS

Robert A. Levinson, a stockholder, officer and director had outstanding loans of $350,000 and $1.5 million as of December 31, 2007 and 2006, respectively. The Company also had $639,000 and $587,000 of accrued interest payable to Mr. Levinson with respect to such loans as of December 31, 2007 and 2006, respectively. He has also pledged collateral in support of certain Company obligations. See Note 7 for a description of these transactions.

In addition to being a director of the Company, Edward H. Cohen serves as counsel to Katten Muchin Rosenman LLP, legal counsel to the Company. During the years ended December 31, 2007, 2006 and 2005, fees for services provided to the Company by Katten Muchin Rosenman LLP totaled approximately $175,000, $266,000 and $177,000, respectively. Mr. Cohen does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

On December 20, 2007, Mr. Cohen resigned from the Board of Directors of the Company. The resignation is effective as of December 31, 2007.

14-	INCOME TAXES

Income (loss) from continuing operations before income taxes for the years ended December 31 consisted of the following components (in thousands):

	2007	2006	2005

United States	$294	$1,900	$318
Foreign	(197)	(138)	(96)

	$97	$1,762	$222

The components of the income tax provision or (benefit) are (in thousands):

	Years Ended December 31,
	2007	2006	2005

Current provision (benefit):
Federal	$—	$(8)	$(4)
State	(6)	157	(25)

	(6)	149	(29)

Deferred provision:
Federal	—	—	2,640
State	—	—	466

	—	—	3,106

Income tax provision (benefit) as per Consolidated Statement of Operations	$(6)	$149	$3,077
Deferred provision
-Tax effect of other comprehensive loss	—	—	1,601

Total provision (benefit)	$(6)	$149	$4,678

An income tax benefit of $6,000 was recorded in 2007 as a result of refunds of state income taxes during the year. A state income tax provision of $200,000 was recorded during the third quarter of 2006 in connection with a proposed audit settlement with the State of Connecticut related to 1994 and 1995 filings by a previously disposed of entity, Danfield Threads, Inc, which was reduced by an income tax benefit as a result of refunds of federal and state income taxes during 2006. Income tax expense of $3.1 million was recorded during 2005, representing the establishment of a valuation allowance against the deferred tax asset.

The components of the net deferred tax asset are (In thousands):

	December 31,

	2007	2006

Deferred tax assets:
Book value of fixed assets over tax basis	$(458)	$(508)
Pension liabilities	1,233	1,341
Other post-retirement benefit liability	—	35
Environmental accruals	515	516
Operating and capital loss carryforwards	2,476	2,704
Other, net	23	257

Deferred tax asset	3,789	4,345
Valuation allowance	(3,789)	(4,345)

Deferred tax asset, net	$—	$—

The valuation allowance increased (decreased) as follows:

Years Ended December 31,

2007	2006	2005

$(556)	$(1,629)	$5,973

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,

	2007	2006	2005

Tax provision (benefit) at statutory federal rate	34.0%	34.0%	34.0%
State income taxes, net	3.9%	6.0%	5.9%
Permanent items	194.2%	6.2%	49.1%
Change in valuation allowance	(533.0)%	(92.2)%	1,948.6%
Over (under) accrual in prior year	(3.9)%	8.5%	(11.7)%
Non-includable (income) expense	299.0%	46.0%	(640.1)%

Effective tax	(5.8)%	8.5%	1,385.8%

As of December 31, 2007, the Company had a net operating loss carryforward of approximately $6.0 million expiring through 2027.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 and FASB Staff Position No. FIN 48-1 on January 1, 2007. The implementation of FIN 48 did not have a material impact on its consolidated financial statements. The Company files tax returns in the U.S. federal jurisdiction and in various states. All federal and state tax filings for the Company as of December 31, 2006 have been timely filed. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2003. During the periods open to examination, the Company has utilized net operating loss carry forwards that have attributes from closed periods. Since these net operating loss carry forwards were utilized in the open periods, they remain subject to examination.

As of December 31, 2007, we do not have any uncertain tax positions under FIN 48. As a result, there are no unrecognized tax benefits as of December 31, 2007. If we were to incur any interest and penalties in connection with income tax deficiencies, we would classify interest in the “interest expense” category and classify penalties in the “non-interest expense” category within the consolidated statements of operations.

15-	MANDATORILY REDEEMABLE PREFERRED STOCK

The Series A Preferred Stock is subject to mandatory redemption, to the extent the Company may lawfully do so, in three equal annual installments one of which was due on June 15, 2007, and the remaining two on June 15, 2008 and June 15, 2009, in each case, from funds legally available therefore, at a price per share of Series A Preferred Stock equal to $1 per share, together with an amount representing accrued and unpaid dividends, whether or not declared, to the date of redemption. Under the terms of the Company’s Certificate of Incorporation, the mandatory redemption of the Series A Preferred Stock can only be made to the extent that such redemptions can be made without contravening or causing a default under any contract, agreement or other instrument by which the Company or its subsidiaries or any of their property is bound. Under the terms of the CIT Facility, preferred stock redemption payments are prohibited and preferred stock dividend payments are limited to $300,000 per year. Because preferred stock redemption payments are prohibited under the CIT Facility, the Company is precluded by its Certificate of Incorporation from making any such payments so long as the CIT Facility is outstanding. In addition, the amount redeemable within the next twelve months, including accumulated dividends, will continue to be classified as a noncurrent liability so long as any portion of the CIT Facility has a maturity of more than one year. The CIT Facility is currently scheduled to mature on January 1, 2009.

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

The availability of resources to make dividend payments to the holders of Series A Preferred Stock in the future will depend on the Company’s future earnings and cash flow. Under Delaware law, preferred dividend payments are restricted to the Company’s accumulated or current earnings and profits. Losses in 2005 and earlier years have depleted the Company’s accumulated earnings and profits and, as such, future preferred dividend payments will be limited to future earnings and profits. Preferred dividends which cannot be paid under Delaware law will continue to accrue and will be added to the Preferred Stock liability account. As of December 31, 2007, unpaid preferred stock dividends totaled approximately $587,000 and have been classified as a noncurrent liability on the Company’s balance sheet. The preferred stock is owned 99.4% by Mr. Robert A. Levinson, a stockholder, officer and director of the Company. The mandatorily redeemable preferred stock is redeemable at $1.00 per share plus accrued and unpaid dividends.

16-	COMMON STOCK AND INCOME (LOSS) PER COMMON SHARE

During the year ended December 31, 2005, the Company issued an aggregate of 2,317 shares of common stock to a Director in lieu of cash for Director fees and recorded such issuance as stock-based compensation expense. There were no such issuance in 2007 and 2006.

Basic income (loss) per common share have been computed on the basis of weighted average common shares outstanding after providing for preferred dividend requirements. Diluted income per common share in 2006 include the effect of stock options.

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands, except per share amounts):

		Weighted	Income
	Income	Average	(Loss)
	(Loss)	Shares	Per Share

Year ended December 31, 2007:
Basic and diluted income applicable to common stockholder	$125	5,331,881	$.02

Year ended December 31, 2006:
Basic income applicable to common stockholders	$1,626	5,331,881	$.30
Effect of dilutive options	—	1,910	*

Diluted income applicable to common stockholders	$1,626	5,333,791	$.30

Year ended December 31, 2005:
Basic and diluted loss applicable to common stockholders	$(8,304)	5,331,881	$(1.56)

*     Less than $.005

17-	STOCK OPTION PLAN

We adopted FAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the year ended December 31, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For awards granted prior to, but not yet vested, as of January 1, 2006, we have recognized compensation expense using a straight-line amortization method. There were no stock-based awards granted after January 1, 2006. The impact on our results of operations of recording stock-based compensation was an expense of $4,000, $57,000 and $4,000, for the years ended December 31, 2007, 2006 and 2005, respectively, which is included in general and administrative expense.

Prior to the adoption of FAS 123(R), the intrinsic value of unvested common stock options assumed in the January 3, 2003 Carlyle Industries, Inc. (“Carlyle”) acquisition was recorded as unearned stock-based compensation. Upon the adoption of FAS 123(R) in January 2006, the unearned stock-based compensation balance of approximately $64,000 was reclassified to additional paid-in capital.

Prior to the adoption of FAS No. 123(R), we provided the disclosures required under FAS No. 123, as amended by FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” Employee stock-based compensation expense recognized under FAS 123(R) was not reflected in our results of operations for the year ended December 31, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.

The pro forma information for year ended December 31, 2005 was as follows (in thousands, except per share amounts):

2005

Net loss, as reported	$(8,304)
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax	(106)

Pro forma net loss	$(8,410)

Loss per share:
Basic - Reported	$(1.56)
Pro forma	$(1.58)
Diluted - Reported	$(1.56)
Pro forma	$(1.58)

Grants under the 2002 Stock Option Plan (the “Plan”) may consist of incentive stock options, non-qualified stock options, stock appreciation rights in tandem with stock options or freestanding, restricted stock grants, or restored options. In connection with the Plan, 550,000 shares of Common Stock were available for grants at the start of the Plan. The Company has granted options on 220,000 shares through December 31, 2007 in connection with the Plan. Under the Plan, the option exercise price equals the stock’s market price on date of grant. Plan options vest over a three-year period and expire after ten years.

A summary of the status of outstanding grants and weighted average exercise prices at December 31, 2007, 2006 and 2005 and changes during the years then ended is presented in the table and narrative below (shares in thousands):

	2007		2006		2005

	Shares	Price	Shares	Price	Shares	Price

Beginning of year	363	$2.96	411	$2.79	445	$2.70
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(257)	(2.60)	(48)	(1.50)	(32)	(.73)
Expired	(23)	(10.00)	—	—	(2)	(15.63)

End of year	83	$2.13	363	$2.96	411	$2.79

Shares exercisable at year-end	83		360		331

Weighted average exercise price of exercisable options	$2.13		$2.97		$2.90

There were no options issued in 2007, 2006 or 2005.

Summary information about the Company’s stock options outstanding and exercisable at December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable

Date Granted	Number of shares	Weighted Average Exercise Price	Contractual Periods	Number of shares	Weighted Average Exercise Price

01/04/1999	1,500	2.00000	1.0	1,500	2.00000
12/29/1999	50,000	2.50000	2.0	50,000	2.50000
01/03/2000	2,700	1.11100	2.0	2,700	1.11100
01/02/2001	2,400	1.25000	3.0	2,400	1.25000
02/14/2002	6,000	.95000	4.1	6,000	.95000
06/03/2004	20,000	1.83000	6.4	20,000	1.83000

	82,600	$2.13000	3.2	82,600	$2.13000

18-	COMMITMENTS AND CONTINGENCIES

Employment Agreement. The Company has an employment agreement with Robert A. Levinson, President and Chief Executive Officer. Mr. Levinson’s employment agreement with the Company is automatically renewed annually unless Mr. Levinson or the Company gives not less than thirty days written notice. The employment agreement currently provides for a base salary of $200,000 per year (subject to increases as may be approved by the Board of Directors from time to time).

Enviromental. The Company is subject to a number of federal, state and local environmental laws and regulations, including those concerning the treatment, storage and disposal of solid waste, the discharge of effluents into waters of the United States, the emissions of substances into the air, and various health and safety matters. In addition, the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) and comparable state statutes may impose joint and several liability on present and former owners and operators, transporters and generators for remediation of certain properties regardless of fault. These parties are typically identified as “potentially responsible parties” or “PRPs.”

In or about June 1992 the Company received notices from the United States Environmental Protection Agency (“EPA”) that the Company, Belding Corticelli Thread Co. (“BCTC”) (a discontinued operation) and Carlyle Manufacturing Company, Inc. (“CM”) (a subsidiary) had been identified, along with 1,300 other parties, as PRPs in connection with the alleged release of hazardous substances from the SRS site. In addition, the State of Connecticut and the Southington Water District have sought reimbursement from the PRP Group for alleged Natural Resource Damages (“NRD”) and other claimed damages for supposed temporary loss of use of groundwater and consequential loss of future use of groundwater due to contamination on and emanating from the SRS site. The PRP Group has also received a demand from the federal NRD trustees.

The Company settled its alleged CERCLA liability to the EPA in connection with the SRS site by paying $1,626.00 in connection with a settlement offered to de minimis parties at the SRS site in 1994. BCTC and CM, along with other PRPs, committed to perform the Remedial Investigation and Feasibility Study (“RIFS”) at that time, and two Non-Time Critical Removal Actions (“NTCRA”) at the SRS site. The RIFS, and the first NTCRA (except for certain maintenance activities) have been completed. BCTC and CM have been allocated approximately .04% and 1.34%, respectively, of costs incurred to date, based on their alleged volume of waste shipped to the SRS site. In September of 2005, the EPA issued its Record of Decision (“ROD”) for the SRS site. In September 2006, the EPA sent special notice letters to the PRPs to initiate consent decree negotiations concerning, among other things, the scope of the work to be performed under the ROD and reimbursement of all, or a significant portion, of EPA’s past response costs and future costs to be incurred in overseeing the remedial work. In December 2006, CM and BCTC joined in the SRS PRP Group offer to the EPA to (i) construct and operate the remedial action contemplated by the ROD (subject to certain proposed changes) and (ii) reimburse EPA for portions of its past and future site-related costs. CM and BCTC are presently engaged in negotiations directly with the EPA to resolve their potential CERCLA liability arising from the SRS site.

In December 2007, the State of Connecticut Department of Environmental Protection (the “CTDEP” or the “State”) asked the Company for information relating to transactions involving the property it previously owned, which is located at 107 Providence Street, Putnam, Connecticut. According to CTDEP, environmental conditions have not been adequately addressed at this property and it intends to pursue all parties it believes are responsible for cleaning up those conditions, including the Company. The Company has been in contact with CTDEP concerning this site, and the Company will be submitting information to the State to address certain issues raised by the State. In addition, the Company intends to notify the current owner of the property that, in the event the State requires additional investigation at the site, the current owner assumed that obligation under the purchase and sale agreement with the Company.

The issues referred to above do not include costs that the Company or its subsidiaries may incur for consultants’ or attorneys’ fees or for administrative expenses in connection with the participation of any of them as part of a PRP Group. The accrual the Company has established for these and other environmental liabilities, in the amount of $1.3 million, represents the Company’s estimate of the costs of addressing all identified environmental situations, based on the Company’s review of currently available evidence, and takes into consideration the Company’s prior experience in remediation and that of other companies, as well as public information released by the EPA and by the PRP Groups in which the Company or its subsidiaries are participating. To the extent that this accrual relates to the SRS site, it is based on an initial review of the total potential liability of the PRP Group in connection with that site. Although the accrual appears to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and no assurances can be given that the Company’s estimate of any environmental liability will not increase or decrease in the future. The uncertainties relate to the difficulty of estimating the ultimate cost of any remediation that may be undertaken, including any operating costs associated with remedial measures, the duration of any remediation required, the amount of consultants’ or attorneys’ fees that may be incurred, the administrative costs of participating in the PRP Groups, and any additional costs or requirements that may be imposed or sought by federal, state or local agencies.

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

19-	UNAUDITED QUARTERLY RESULTS OF OPERATIONS: (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

Quarter Ended	December 31, 2007	September 30, 2007		June 30, 2007	March 31, 2007

Net sales	$4,834		$5,093	$4,193	$5,265
Cost of sales	3,453		3,508	2,875	3,484

Gross profit	$1,381		$1,585	$1,318	$1,781

Income (loss) from continuing operations	$(128)		$169	$(46)	$108

Net income (loss)	$(128)		$169	$(38)	$122

Income (loss) from continuing operations per common share, basic and diluted	$(.02)	$	. 03	$(.01)	$.02

Net income per common share, basic and diluted	$(.02)		$.03	$(.01)	$.02

Quarter Ended	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006

Net sales	$5,560	$5,593	$4,962	$5,821
Cost of sales	4,065	3,925	3,313	3,587

Gross profit	$1,495	$1,668	$1,649	$2,234

Income (loss) from continuing operations	$(130)	$1,232	$49	$462

Net income (loss)	$(42)	$1,243	$40	$385

Income (loss) from continuing operations per common share, basic and diluted	$(.02)	$.23	$.01	$.09

Net income (loss) per common share, basic and diluted	$(.01)	$.23	$.01	$.08

Quarter Ended	December 31, 2005	September 30, 2005	June 30, 2005		March 31, 2005

Net sales	$5,453	$6,096		$5,157		$4,511
Cost of sales	3,512	3,922		3,646		2,877

Gross profit	$1,941	$2,174		$1,511		$1,634

Income (loss) from continuing operations	$(3,301)	$436		$(10)		$20

Net loss	$(4,428)	$(3,275)		$(377)		$(224)

Income (loss) from continuing operations per common share, basic and diluted	$(.62)	$.08	$	*	$	*

Net loss per common share, basic and diluted	$(.83)	$(.61)		$(.07)		$(.04)

*     Less than $.005

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None

Item 9A(T).	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with our independent registered public accounting firm, Friedman LLP and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent auditors. The independent auditors have free access to the Audit Committee.

(b)	Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s consolidated financial position and results of operations for the periods and as of the dates stated therein.

(c)	Management’s Assessment of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a–15(f) and 15(d)-15(f) under the Securities and Exchange Act of 1934. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principals generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can only provide reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2007.

(d)	Report of Independent Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Temporary rules of the Securities and Exchange Commission permit the Company to provide only management’s report in this annual report.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names of the directors and executive officers of the Company, their ages, and their current positions with the Company:

Name	Age	Title	Year Became Director/ Officer

Robert A. Levinson	82	Chairman of the Board, President and Chief Executive Officer	June 1989

Pramila D. Shaheed	54	Chief Financial Officer and Secretary	May 2007
Giandomenico Picco	60	Director	January 2003
John McConnaughy	78	Director	June 1989

Each director is elected to serve on the Board of Directors of the Company until the next annual meeting of stockholders and until their successors shall be duly elected and qualified. The term of the current directors expires at the next annual meeting of stockholders.

Mr. Levinson has been Chairman of the Board and President of the Company, and its Chief Executive Officer, since June 1989. From June 1989 to January 2003, he also served as Secretary and Principal Financial Officer of the Company. Mr. Levinson served as Chairman of the Board, President and Chief Executive Officer of Carlyle Industries, Inc. (“Carlyle”), which the Company acquired by merger in 2003, from May 1998 to January 2003. From 1979 until May 1, 1995, Mr. Levinson was Chairman of the Board of Andrex Industries Corp., a company engaged in textile manufacturing and processing. Mr. Levinson is a member of the Board of the National Committee on U.S. China Relations and the World Policy Institute at New School University.

Ms. Shaheed has been the Chief Financial Officer and Secretary of the Company since May 2007. Prior to then, Ms. Shaheed began her affiliation with the Company in September 2000 as Controller of Westwater Industries, Inc., a subsidiary of Carlyle. In May 2004, Ms. Shaheed became the Corporate Controller of the Company.

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

Mr. McConnaughy has been a director of the Company since June 1989. He is Chairman and Chief Executive Officer of JEMC Corporation, a company engaged in exploring investment opportunities. From 1981 until his retirement in 1992, Mr. McConnaughy was Chairman of the Board and Chief Executive Officer of GEO International Corporation, a company engaged in screen-printing and oil services. From 1985 until his retirement in 1992, Mr. McConnaughy also served as President of GEO International Corporation. Mr. McConnaughy is Chairman of the Board of the Excellence Group, LLC, which filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code on January 13, 1999. The Excellence Group’s subsidiaries produced labels for a variety of customers. Mr. McConnaughy serves as a director of Wave Systems Corp., Consumer Portfolio Services, Inc., Overhill Farms, Inc. and Arrow Resources Development, Inc.

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

Committees of the Board of Directors

On January 6, 2003, the Company established an Audit Committee, Compensation Committee and Corporate Governance Committee of its Board of Directors.

The Audit Committee currently consists of Messrs. McConnaughy and Picco and each member meets the independence requirements of NASDAQ and the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, prior to Joseph DiMartino’s resignation from the Board of Directors effective November 30, 2006, Mr. DiMartino also served as a member of the Audit Committee. Pursuant to the Company’s Audit Committee Charter, the Audit Committee shall be comprised of three members. Mr. DiMartino has not yet been replaced and the Board of Directors is in the process of determining how and when to fill the vacancy.

The Audit Committee’s function is to provide assistance to the Board of Directors in fulfilling the Board’s oversight functions relating to the quality and integrity of the Company’s financial reports, monitoring the Company’s financial reporting process and internal control system, and performing such other activities consistent with its charter and the Company’s By-laws as the Committee or the Board of Directors deems appropriate. The Audit Committee is directly responsible for the appointment, compensation and oversight of the work of the outside auditors (including resolution of disagreements between management of the Company and the outside auditors regarding financial reporting) for the purpose of preparing or issuing an audit report or related work.

The Audit Committee must pre-approve all audit and non-audit services to be provided to the Company by its outside auditors. The Committee carries out all functions required by NASDAQ, the SEC and the federal securities laws. During fiscal year 2007, the Audit Committee held four meetings. The Audit Committee does not include an “audit committee financial expert” as defined in the SEC’s Regulation S-B, Item 401(e)(2) because the Board of Directors believes that the members of the Audit Committee are collectively capable of analyzing and evaluating the Company’s financial statements. In addition, the Board believes that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted at this time. A copy of the Audit Committee charter as adopted by the Board of Directors was filed as Exhibit 99.1 to the Company’s 10-KSB/A filed on April 29, 2004.

Messrs. McConnaughy and Picco currently serve on the Compensation Committee and each member meets the independence requirements of NASDAQ and the Exchange Act. In addition, prior to Joseph DiMartino’s resignation from the Board of Directors effective November 30, 2006, Mr. DiMartino also served as a member of the Compensation Committee. The purpose of the Compensation Committee is to oversee the responsibilities relating to compensation of the Company’s executives and produce an annual report on executive compensation for inclusion in the Company’s proxy statement. Since its formation, the Compensation Committee has administered the Company’s 2002 Stock Option Plan, the Carlyle 1994 Incentive Program, as amended and the Company’s 1992 Stock Option Plan, as amended. During fiscal year 2007, the Compensation Committee held two meetings. A copy of the Compensation Committee charter as adopted by the Board of Directors was filed as exhibit 99.3 to the Company’s 10-K filed on March 30, 2007.

Mr. McConnaughy currently serves on the Corporate Governance Committee and meets the independence requirements of NASDAQ and the Exchange Act. In addition, prior to Mr. Cohen’s resignation from the Board of Directors effective December 31, 2007, Mr. Cohen also served as a member of the Corporate Governance Committee. In addition, prior to Joseph DiMartino’s resignation from the Board of Directors effective November 30, 2006, Mr. DiMartino also served as a member of the Corporate Governance Committee. The Governance Committee is responsible for identifying and recommending to the Board of Directors individuals qualified to become Board and Committee members; maintaining that a majority of the Board of Directors members are independent and that all the members of the Audit, Compensation and Governance Committees are independent; developing and recommending to the Board of Directors a set of corporate governance principles applicable to the Company; and addressing corporate governance issues for the Board. During fiscal year 2007 the Corporate Governance Committee held one meeting. A copy of the Corporate Governance Committee charter as adopted by the Board of Directors was filed as Exhibit 99.2 to the Company’s 10-KSB/A filed on April 29, 2004.

Changes to Nominating Procedures

There were no material changes to the procedures by which the Company’s stockholders may recommend nominees to the Board of Directors since the adoption of such procedures as disclosed in the Company’s 2003 Annual Report on Form 10-KSB.

Stockholder Communications

Any stockholder or other interested party who desires to communicate with the Company’s Chairman of the Board of Directors or any of the other members of the Board of Directors may do so by writing to: Robert A. Levinson, Levcor International, Inc., 110 West 40th Street, New York, New York 10018. Communications may be addressed to the Chairman of the Board, an individual director, a Board Committee member, the non-management directors or the full Board. Communications received by the Chairman of the Board will then be distributed to the appropriate directors unless the Chairman determines that the information submitted constitutes “spam”, pornographic material and/or communications offering to buy or sell products or services.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the Company’s executive officers, directors and persons who beneficially own greater than 10% of a registered class of the Company’s equity securities to file certain reports (“Section 16 Reports”) with the SEC with respect to ownership and changes in ownership of the Company’s common stock, par value $0.01 per share (“Common Stock”) and other equity securities of the Company. Based solely on the Company’s review of the Section 16 Reports furnished to the Company, all Section 16(a) requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2007 except that Statements of Changes in Beneficial Ownership with respect to the purchase of Common Stock on December 21, 2007 was filed by Robert A. Levinson eight days late.

Code of Ethics

The Company has adopted a Code of Ethics for its Principal Executive Officer and its Senior Financial Officers. A copy of the Code of Ethics was filed as Exhibit 14 to the Company’s 2003 Annual Report on Form 10-KSB/A on April 29, 2004. Requests for a copy of the code of ethics should be sent in writing to Levcor International, Inc., 110 West 40th Street, New York, New York 10018.

Item 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee subject to the approval by the Board of Directors, provides a compensation package to the executive officers through a combination of cash payments principally in the form of salary and bonus under a management incentive plan, as well as non-cash compensation including a stock option plan, employee benefit plans and other retirement benefit plans. The objective of the Company’s compensation program is to reward performance, be competitive to the extent possible within the industry and provide compensation that is reasonable and consistent with the Company’s size while ensuring the individuals total compensation is aligned with stockholder interests.

Base Salary

The Base Salary for each named executive officer is determined based upon experience, total responsibility and industry standards, as well as our ability to match pay.

Management Incentive Plans

The Company has a Management Incentive Plan (the MIP”) which was adopted by the Board of Directors.. The MIP is a performance-based bonus plan whereby management earn cash awards if targets are reached in the areas of (i) return of total capital, (ii) sales growth and (iii) individual objectives. Return on Capital (“ROTC”) is earnings divided by average capital where earnings equals income from continuing operations plus interest expense less any tax benefit; average capital equals the beginning net assets plus ending net assets divided by two. In this formula, net assets equal total assets minus current liabilities plus current maturities of long-term debt. The basic philosophy behind the structure of the plan is to incent a minimum level of performance as represented by the threshold ROTC amount necessary before any awards are allocated under the plan. At this minimum level a percentage of the ROTC and sales award is allocated. Payments under the 2007 MIP are predicated on a ROTC attainment of at least 80% of budget. For the amount of the award based solely on ROTC as well as the amount based solely on sales, 100% of the target award is allocated at a performance level of 100%. At a performance level greater than 100%, the rate of increase in the amount of the ROTC and sales based components increase 3% for every 1% increase in the ROTC or sales as applicable. Each participant under the plan is assigned a target award percentage of their base salary, based on their level in the organization. Their award is then allocated (upon approval by the Board of Directors) to a specific component including a corporate/divisional ROTC component, a corporate/divisional sales component and an individual objectives component based on their impact on ROTC and sales.

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

Other mid-year changes: In the case of a job change which occurs during the year, the target percentage will be applied to the plan salary for the period of time the employee participated in the plan for each job. In the case of an acquisition, the original approved ROTC and Sales targets may be adjusted by the amount of the acquired company’s budged ROTC and sales amounts as determined by the Board of Directors. The adjustments will only include the amounts for the part of the year which follows the acquisition. In the case of a divestiture or sale of a business, the Board of Directors will determine if any awards will be paid. The calculation would be determined on the pro-rated attainment of budgeted ROTC and sales objectives for the ROTC and Sales bases components respectively, and the actual achievement of individual objectives. All of the preceding components would be on a pro-rated basis based on the actual number of days of plan participation. Any gain or loss on the divestiture or sale itself would not be included in the divisional calculations.

The Committee approved $111,000 in bonuses which were awarded in December of 2007 under the criteria set forth above and by reviewing bonuses distributed in prior years. The Company uses its MIP to incentivize its eligible employees on an annual basis. However, because of the Company’s financial position, no awards were payable under the Management Incentive Plan for the fiscal year 2007, other than the $111,000 as mentioned above.

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

On December 31, 2002, the stockholders of the Company adopted the 2002 Stock Option Plan (“2002 Plan”). Under the 2002 Plan, options are granted to employees, officers and non-employee directors. The purpose of the 2002 Plan is to induce key personnel, including employees, officers, directors and independent contractors, to remain in the employ or service of the Company, to attract new individuals to enter into employment or service with the Company and to increase such person’s stock ownership in the Company. The 2002 Plan is administered by the Company’s Compensation Committee.

Grants under the 2002 Stock Option Plan may consist of incentive stock options, non-qualified stock options, stock appreciation rights in tandem with stock options or freestanding, restricted stock grants, or restored options. Under the 2002 Plan, options are granted at prices equal to the fair market value at the date of grant, are not exercisable until the first anniversary of the date of grant and do not become fully exercisable until the third anniversary of the date of grant. The options generally remain exercisable during employment until the tenth anniversary of the date of grant. This 2002 Plan is a form of the Company’s long term compensation whereby eligible employees who receive options under the plan are incented side by side with the Company’s stockholders to create long-term value for the Company.

In the event that an optionee leaves the employ or service or ceases to serve as a director of Levcor or its subsidiaries by reason of retirement on or after his or her 65th birthday, death or disability, each option granted to him or her shall immediately become exercisable and will terminate upon the earlier to occur of the expiration of three months from the date of such retirement or the date of termination specified in such option. In the event that an optionee leaves the employ or service or ceases to serve as a director of Levcor or subsidiaries for any reason other than death, retirement or disability, each option granted to him or her generally will, to the extent exercisable on the date of his or her termination, terminate on the earlier to occur of the expiration of 30 days after the date of such optionee’s termination and the date of termination specified in such option. In the event that an optionee leaves the employ or service or ceases to serve as a director of Levcor or its subsidiaries by reason of his or her termination for “cause,” each option granted to him or her will terminate immediately. If the fair market value of the common stock declines below the option price of any option, the Compensation Committee (with the prior approval of the board of directors) may adjust, reduce, or cancel and regrant such option or take any similar action it deems to be for the benefit of the optionee in light of such declining value.

The number of shares available for grant under the 2002 Stock Option Plan and covered by each option granted thereunder will be adjusted in the event of a stock dividend, reorganization, recapitalization, stock split-up, combination of shares, sale of assets, merger or consolidation in which Levcor is the surviving corporation or, as may be determined by the Committee, in the event of any other change affecting the number or kind of Levcor’s outstanding common stock. Except in the case of the assumed Carlyle options, in the event of the dissolution or liquidation of Levcor, or a merger, reorganization or consolidation in which Levcor is not the surviving corporation, each outstanding but unexercised option will terminate. In the event of a change of control of Levcor, all options granted which have not yet expired shall immediately become exercisable in full. In the event of a possible or actual reorganization or change in control, certain executives will be able to get immediate value for their options.

On January 6, 2003, the Company completed its acquisition of Carlyle. In connection with the merger, the Company assumed Carlyle’s outstanding stock options. As set forth in the merger agreement, each five shares of Carlyle common stock was cancelled and converted into the right to receive one share of common stock of the Company. Therefore, the 1,100,000 shares of Carlyle common stock authorized to be issued for outstanding stock options were converted into 220,000 shares of common stock of the Company.

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

Compensation of Directors

In recognition of the service as a Board member, each director of the Company who is not an employee of the Company receives an annual director’s fee of $15,000, plus $1,000 for each Board meeting attended by such director and $250 for each Board committee meeting which is not held on the same day as a Board meeting. The fees are payable in cash or Common Stock, at the election of the director.

Employment Agreements

The Company has an employment agreement with Robert A. Levinson, President and Chief Executive Officer. Mr. Levinson’s employment agreement with Carlyle, which by operation of law is now an obligation of the Company, commenced on January 1, 1999, continuing for a period of one year (the “Term of Employment”). The Employment Agreement allows for the Term of Employment to be renewed annually automatically thereafter, unless Mr. Levinson or the Company gives not less than thirty days written notice to the other. No such notice has been given. In addition, the Employment Agreement currently provides for a base salary of $200,000 per year (subject to increases as may be approved by the Board from time to time). If Mr. Levinson’s employment is terminated without cause, Mr. Levinson would be entitled to receive the Base Salary for a period equal to the remainder of the Term of Employment. Further, in the event of a change in control of the Company, Mr. Levinson would be entitled to a lump sum severance payment generally equal to 2.99 times his average annual compensation for the five calendar years preceding the calendar year during which a change in control occurred. Mr. Levinson agreed to waive such provision in connection with the merger with Carlyle.

The Company believes that continuing the employment agreement that was inherited through the Carlyle Merger helps insure the continuity of management. With such an employment agreement in place, the Company believes that there is more stability with its senior executive which allows for more efficient operation of the Company and creates additional value for the Company and its stockholders.

Employee Benefit Plans

The Company’s eligible employees may participate in a Company-sponsored 401(k) benefit plan. This Plan covers substantially all employees and permits employees to defer up to 15% of their salary up to statutory maximums. As of January 1, 2007, the matching contribution has been suspended. For 2006 and prior years, the plan also provided for matching contributions by the Company of up to 75% of the first 2% of salary deferral and 50% of the next 2% of salary deferral. Total Company matching contributions for the years ended December 31, 2007, 2006 and 2005 were $0, $87,000 and $102,000, respectively. As of December 31, 2007 there were 79 active employees participating in the plan. As with other elements of compensation, the Company strives to provide competitive benefits to attract quality employees and executives and as is the case with the Company’s overall compensation objectives; these employee benefits are consistent with the Company’s compensation goal’s providing compensation that is reasonable and consistent with the Company’s size and practice, as well as the Company’s ability to match pay, while collectively ensuring the individuals total compensation is aligned with stockholder interests.

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

The benefits under the plan are determined based on formulas, which reflect the employees’ years of service and compensation during their employment period. The projected unit credit method is used to determine pension cost. Funding requirements for the plan are based on the unit credit method. The Company’s policy is to fund pension cost as required by ERISA. With respect to the 2007 plan year, the Company has made contributions to the plan in 2007 of $52,000 with an additional approximately $72,000 due in 2008, based on current legislated discount rates and actuarial assumptions. In addition, the Company anticipates contributions with respect to the 2008 plan year totaling $93,000 during the year ending December 31, 2008, based on actuarial assumptions in effect as of December 31, 2007.

Executive Compensation As a Whole.

In summary, the Company has developed its various elements of compensation for its executives with the view that each element complements the rest of the elements of the compensation program and, most importantly, provides a total program that will allow the Company to attain the objectives discussed above.

SUMMARY COMPENSATION TABLE
2007

Named Officer Compensation. The following table sets forth the information about the compensation received by (i) the Company’s Chief Executive Officer (CEO) and (ii) the Company’s Chief Financial Officer (CFO) (collectively the “Named Executive Officers”) in accordance with SEC regulations during fiscal years 2007 and 2006 for services rendered in all capacities to the Company.

Certain tables or columns have been omitted if there was no compensation awarded to, earned by, or paid to any of the named executive officers or directors required to be reported in that table or column in any fiscal year covered by the table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)

Robert A. Levinson Chairman of the Board, Chief Executive Officer	2007	200,000	—					—	(1)	200,000
	2006	200,000	61,306					—	(1)	261,306

Edward F. Cooke Chief Financial Officer, Vice President, Secretary and Treasurer(3)	2007 2006	72,917 175,000	— 53,643				16,757	— 3,801	(2)	89,674 232,444

Pramila D. Shaheed Chief Financial Officer and Secretary(4)	2007	117,437	25,000					—		142,437

(1)	In 2007 and 2006, dividends totaling $291,511 and $268,769, respectively, were not paid in cash but were accrued.

(2)	This amount reflects the matching contributions to the Company’s 401(k) Plan paid by the Company.

(3)	Mr. Cooke resigned as our Chief Financial Officer on May 14, 2007.

(4)	Ms. Shaheed became the Chief Financial Officer of the Company on May 14, 2007.

The cash components of the Company’s executive compensation consist of a base salary and an opportunity to earn an annual cash bonus pursuant to the Management Incentive Plan. See “Compensation Discussion & Analysis-Base Salary & Management Incentive Plans.”

The Company did not issue any stock options to the Named Executive Officers in 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Robert A. Levinson	35,000	0	0	2.50	12/29/09	0	0	0	0

Pramila D. Shaheed	10,000	0	0	1.83	06/01/14	0	0	0	0

DIRECTOR COMPENSATION

The following is a table summarizing the compensation for non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

John McConnaughy	16,750	—	— (1)	—	—	—	16,750
Giandomenico Picco	16,750	—	— (2)	—	—	—	16,750
Edward H. Cohen	16,000	—	— (3)	—	—	—	16,000

(1) As of December 31, 2007, Mr. McConnaughy has outstanding options to purchase 3,300 shares of the Company’s common stock. The options have exercise prices per share ranging from $1.11 to $2.00 and are fully vested.

(2) As of December 31, 2007, Mr. Picco has no outstanding options to purchase shares of the Company’s common stock.

(3) As of December 31, 2007, Mr. Cohen has outstanding options to purchase 3,300 shares of the Company’s common stock. The options have exercise prices per share ranging from $1.11 to $2.00 and are fully vested. Mr. Cohen resigned from the Board of Directors effective December 31, 2007.

Each director of the Company who is not an employee of the Company receives an annual director’s fee of $15,000 plus $1,000 for each Board meeting attended by such director and $250 for each Board committee meeting which is not held on the same day as a Board meeting. The fees are payable in cash or common stock, at the election of the director. At this time each director has elected to be paid in cash.

Compensation Committee Interlocks and Insider Participation

There were no interlocks or other relationships among the Company’s executive officers and directors that are required to be disclosed under applicable executive compensation disclosure requirements.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management and based on the review and discussion of the Compensation Discussion and Analysis the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year 2007.

This report is respectfully submitted by the Compensation Committee of the Board of Directors which is comprised of John McConnaughy and Giandomenico Picco.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 28, 2008 regarding the ownership of equity securities by (i) each person who is known to the management of the Company to have been the beneficial owner of more than 5% of the outstanding shares of the Company’s equity securities, (ii) each director and nominee for director, (iii) the Named Executive Officers and (iv) all directors and executive officers of the Company as a group.

	Common Stock			Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		% of Class	Amount and Nature of Beneficial Ownership		% of Class

GAMCO Investors, Inc.
Corporate Center
Rye, New York 10580	292,877	(1)	5.49%	—		—

Robert A. Levinson
110 West 40th Street
New York, New York 10018	1,653,526	(2)	30.80%	4,529,833	(3)	99.4%

Roger L. and Theresa S. Hueglin
11 Blueberry Hill Road
Wilton, Connecticut 06897	332,000	(4)	6.22%

Pramila D Shaheed
c/o Blumenthal/Lansing, LLC
1 Palmer Terrace
Carlstadt, New Jersey 07072	10,000	(5)	*	—		—

John McConnaughy
1011 High Ridge Road
Stamford, Connecticut 06905	60,557	(6)	1.13%	—		—

Giandomenico Picco
c/o GDP Associates
300 Main Street, 6th Floor	1,000		*	—		—
Stamford, CT 06901

All directors and executive officers as a group (4 persons)	1,725,083	(7)	32.06%	4,529,833		99.4%

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

(2)

Includes: (i) 557,999 shares held by Swenvest Corporation, as to which Mr. Levinson has sole voting and investment power; (ii) 15,000 shares held by three trusts for the benefit of Mr. Levinson’s children, as to all of which trusts Mr. Levinson serves as co-trustee; and (iii) 35,000 shares subject to currently exercisable stock options.

(3)	Includes 4,479,485 shares of Series A Preferred Stock held by Swenvest Corporation, as to which Mr. Levinson has sole voting and investment power.

(4)	This information is based solely upon the contents of a filing on Schedule 13G/A dated December, 28, 2007, made by Roger L. and Theresa S. Hueglin.

(5)	Represents 10,000 shares subject to currently exercisable stock options.

(6)	Includes 3,300 shares subject to currently exercisable stock options.

(7)	Includes 48,300 shares subject to currently exercisable stock options.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2007, with respect to all of the Company’s compensation plans under which Common Stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	82,600	$2.13	330,000
Equity compensation plans not approved by security holders*	0	0	0

Total:	82,600	$2.13	330,000

          * Each director of the Company who is not an employee of the Company receives an annual director’s fee of $15,000, plus $1,000 for each Board meeting attended by such director and $250 for each Board committee meeting which is not held on the same day as a Board meeting. The fees are payable in cash or Common Stock, at the election of the director.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On January 6, 2003, the Company completed its acquisition of Carlyle. In the merger each five shares of Carlyle common stock were converted into one share of Common Stock and each share of Carlyle Series B preferred stock was converted into one share of the Company’s Series A Preferred Stock, par value $0.01 per share. In addition, the Company assumed Carlyle stock options which became options to purchase approximately 220,000 shares of Common Stock. The merger was accounted for as a reverse acquisition. The purchase price, exclusive of assumed liabilities, was valued at approximately $6.8 million. Liabilities of approximately $5.7 million were also assumed.

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

The merger agreement also provided that upon the completion of the merger, the Company would indemnify and hold harmless, and pay all applicable expenses to, all past and present directors and officers of Carlyle in all of their capacities, for acts or omissions occurring at or prior to the completion of the merger to the same extent they were indemnified pursuant to Carlyle’s certificate of incorporation and bylaws and to the fullest extent permitted by law.

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

Mr. Levinson’s employment agreement with Carlyle, which by operation of law is now an obligation of the Company (the “Employment Agreement”), commenced on January 1, 1999, continuing for a period of one year (the “Term of Employment”). The Employment Agreement allows for the Term of Employment to be renewed annually automatically thereafter, unless Mr. Levinson or the Company gives not less than thirty days written notice to the other. No such notice has been given. In addition, the Employment Agreement currently provides for a base salary of $200,000 per year (subject to increases as may be approved by the Board from time to time). If Mr. Levinson’s employment is terminated without cause, Mr. Levinson would be entitled to receive the Base Salary for a period equal to the remainder of the Term of Employment. Further, in the event of a change in control of the Company, Mr. Levinson would be entitled to a lump sum severance payment generally equal to 2.99 times his average annual compensation for the five calendar years preceding the calendar year during which a change in control occurred. Mr. Levinson agreed to waive such provision in connection with the merger with Carlyle.

Mr. Cooke’s employment agreement with Carlyle, which by operation of law was an obligation of the Company, had commenced in March 1998 and set forth the terms under which Mr. Cooke’s employment with the Company could have been terminated. Pursuant to such agreement, if within one year after a change in control of the Company Mr. Cooke’s employment was terminated for any reason, the Company would have paid Mr. Cooke an amount equal to one year of his base salary then in effect.

Loans and Guarantees

As of December 31, 2007, the Company owes Mr. Levinson $350,000 and accrued interest of $639,000. The long-term loans, together with the accrued interest, have been classified as a long-term obligation. Mr. Levinson has promised not to demand payment until January 6, 2009. Mr. Levinson reaffirmed this undertaking in writing in a commitment letter dated March 24, 2008.

Additionally, Mr. Levinson has also provided certain collateral guaranteeing the Company’s obligations under the $3.2 million loan from JPMorgan Chase Bank pursuant to a promissory note due January 5, 2009, as amended. The first $3.0 million of the note bears interest at a fixed rate per annum equal to the Adjusted LIBOR rate applicable to such note plus 0.75% (a “Eurodollar Loan”) and the remaining $200,000 bears interest at Chase Bank N.A. prime rate. The interest rate on the first $3.0 million of the note at December 31, 2007 was 6.14% and 7.25% on the remaining balance of $200,000. Furthermore, Mr. Levinson has provided certain collateral guaranteeing the Company’s obligations under a financing arrangement with CIT, pursuant to which CIT has agreed to make an aggregate of $7,500,000 available to the Company and its subsidiaries.

Director Independence

The Company’s board of directors has determined that all its non-employee directors as of December 31, 2007 - Messrs. Picco and McConnaughy - are independent under the independence requirements of Nasdaq and the Exchange Act, and Mr. Cohen, prior to his resignation, was an “independent director” as well.

Other Relationships

The law firm of Katten Muchin Rosenman LLP, New York, New York, of which Edward H. Cohen, a former director of the Company, serves as Counsel, acts as counsel to the Company. Legal fees for services rendered by Katten Muchin Rosenman LLP to the Company during the fiscal year ended December 31, 2007 did not exceed 5% of the revenues of such firm for its most recent fiscal year. Mr. Cohen did not share in any fees paid by the Company to Katten Muchin Rosenman LLP. On December 20, 2007, Mr. Cohen resigned from the Board of Directors of the Company. The resignation was effective as of December 31, 2007.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed or to be billed by Friedman LLP (“Friedman”) for each of the last two fiscal years for professional services rendered for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements were $179,000 for 2007 and $135,000 for 2006.

Audit-related Fees

The aggregate fees billed or to be billed by Friedman for each of the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements was $0 for 2007 and 2006.

Tax Fees

The aggregate fees billed by Friedman in each of the last two fiscal years for professional services rendered for tax compliance and tax return preparation, were $0 for 2007 and 2006.

All Other Fees

The aggregate fees billed by Friedman in each of the last two fiscal years for products and services other than those reported in the three prior categories were $16,000 for 2007 and 2006, respectively. The nature of the services performed for these fees included audit of the Company’s pension and 401K plans.

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

PART IV.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Schedule II

Valuation and Qualifying Accounts
December 31, 2007, 2006 and 2005
(In thousands)

Description	Balance beginning of year	“Addition” charged to costs and expenses	“Other” additions (deductions)		“Less” deductions		Balance at end of year

Year Ended December 31, 2007

Allowance for doubtful accounts	$106	$92	$—		$181	(b)	$17

Deferred tax asset valuation allowance	$4,345	$—	$—		$556		$3,789

Year Ended December 31, 2006

Allowance for doubtful accounts	$50	$89	$—		$33	(b)	$106

Deferred tax asset valuation allowance	$5,974	$—	$—		$1,629		$4,345

Year Ended December 31, 2005

Allowance for doubtful accounts	$59	$8	$(1)		$16	(b)	$50

Deferred tax asset valuation allowance	$1	$4,420	$1,553	(a)	—		$5,974

(a) Other Comprehensive Income related to the pension adjustment.

(b) Uncollectible accounts written off

All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

Exhibit Index

Exhibit Number	Description of Document

2.1

Agreement and Plan of Merger, dated as of May 24, 2002, by and among Levcor International, Inc. (“Levcor”) and Carlyle Industries, Inc. (incorporated herein by reference to Amendment No. 6 to Levcor’s Registration Statement on Form S-4 filed on November 26, 2002).

3.1	Amended and Restated Certificate of Incorporation filed January 7, 2003 (incorporated herein by reference to Amendment No. 6 to Levcor’s Registration Statement on Form S-4 filed on November 26, 2002).

3.2	By-Laws (incorporated herein by reference to Amendment No. 6 to Levcor’s Registration Statement on Form S-4 filed on November 26, 2002).

4.1	Specimen form of Levcor’s Common Stock certificate (incorporated herein by reference to Levcor’s Form 10-KSB filed on March 24, 1997).

10.1	1992 Stock Option Plan (incorporated herein by reference to Levcor’s Form 10-K filed on March 30, 1993). †

10.2	Factoring Agreement, dated September 17, 1998, between Levcor and the CIT Group/Commercial Services, Inc. (incorporated herein by reference to Levcor’s Form 10-QSB filed on November 16, 1998).

10.3

Amendment dated December 31, 2001 to the Factoring Agreement dated September 17, 1998 between Levcor and the CIT Group/Commercial Services, Inc. (incorporated herein by reference to Levcor’s Form 10-KSB filed on April 1, 2002).

10.4	Guaranty dated April 30, 2002, executed by Robert A. Levinson in favor of JPMorgan Chase Bank (incorporated herein by reference to Levcor’s Form 10-QSB filed on May 15, 2002).

10.5	Pledge Agreement dated April 30, 2002, executed by Robert A. Levinson in favor of JPMorgan Chase Bank (incorporated herein by reference to Levcor’s Form 10-QSB filed on May 15, 2002).

10.6	Promissory Note dated May 3, 2002 executed by Levcor in favor of JPMorgan Chase Bank (incorporated herein by reference to Levcor’s Form 10-QSB filed on May 15, 2002).

10.7	Letter dated February 28, 2002 from Mr. Robert A. Levinson (incorporated herein by reference to Levcor’s Amendment No. 2 to Registration Statement on Form S-4 filed on October 4, 2002).

10.8	Letter dated September 27, 2002 from Mr. Robert A. Levinson (incorporated herein by reference to Levcor’s Amendment No. 2 to Registration Statement on Form S-4 filed on October 4, 2002).

10.9	2002 Stock Option Plan (incorporated herein by reference to Amendment No. 6 to Levcor’s Registration Statement on Form S-4 filed on November 26, 2002). †

10.10

Financing Agreement dated January 24, 2002, among Carlyle and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.1 to Carlyle’s Current Report on Form 8-K/A filed on March 14, 2002).

10.11

Accounts Receivable Financing Agreement dated January 24, 2002, among Blumenthal/Lansing Company, and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.2 to Carlyle’s Current Report on Form 8-K/A filed on March 14, 2002).

10.12

Accounts Receivable Financing Agreement dated January 24, 2002, among Westwater Industries, Inc., and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.3 to Carlyle’s Current Report on Form 8-K/A filed on March 14, 2002).

10.13

Guaranty dated January 24, 2002, executed by Blumenthal/Lansing Company in favor of The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.4 to Carlyle’s Current Report on Form 8-K/A filed on March 14, 2002).

10.14

Guaranty dated January 24, 2002, executed by Carlyle in favor of The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.5 to Carlyle’s Current Report on Form 8-K/A filed on March 14, 2002).

10.15

Guaranty dated January 24, 2002, executed by Westwater Industries, Inc. in favor of The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.6 to Carlyle’s Current Report on Form 8-K/A filed on March 14, 2002).

10.16

Guaranty dated January 24, 2002, executed by Button Fashion BV in favor of The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.7 to Carlyle’s Current Report on Form 8-K/A filed on March 14, 2002).

10.17

Guaranty dated January 24, 2002 executed by Robert Levinson in favor of The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.8 to Carlyle’s Current Report on Form 8-K/A filed on March 14, 2002).

10.18

Inventory Security Agreement dated January 24, 2002, among Blumenthal/Lansing Company and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.9 to Carlyle’s Current Report on Form 8-K/A filed on March 14, 2002).

10.19

Inventory Security Agreement dated January 24, 2002, among Carlyle and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.11 to Carlyle’s Current Report on Form 8-K/A filed on March 14, 2002).

10.20

Equipment Security Agreement dated January 24, 2002, among Blumenthal/Lansing Company and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.12 to Carlyle’s current report on Form 8-K/A filed on March 14, 2002).

10.21

Equipment Security Agreement dated January 24, 2002, among Carlyle and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.14 to Carlyle’s current report on Form 8-K/A filed on March 14, 2002).

10.22

Letter of Credit Agreement dated January 24, 2002, among Blumenthal/Lansing Company and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.15 to Carlyle’s Current Report on Form 8-K/A filed on March 14, 2002).

10.23

Patent and Trademark Agreement dated January 24, 2002, among Blumenthal/Lansing Company and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.17 to Carlyle’s Current Report on Form 8-K/A filed on March 14, 2002).

10.24

Patent and Trademark Agreement dated January 24, 2002, among Westwater Industries, Inc. and The CIT Group/Commercial Services, Inc. (incorporated herein by reference to Exhibit 99.18 to Carlyle’s Current Report on Form 8-K/A filed on March 14, 2002).

10.25	2007 Management Incentive Plan †-

10.26	Amendment to Commitment letter dated March 24, 2006 between Mr. Robert A. Levinson and Levcor International, Inc.

10.27	Amendment to CIT Financing Agreement dated March 27, 2006

10.28	Amendment to the CIT Factoring Agreement dated March 27, 2006

10.29	Endorsement #5 dated as of March 16, 2006 to the Promissory Note between Levcor International, Inc. and JP Morgan Chase Bank dated May 3, 2002

10.30	Acknowledgment and Consent of Endorsement #5 dated March 16, 2006 to the Promissory Note dated May 3, 2002 between Levcor International, Inc. and JP Morgan Chase Bank

10.31

Employment Agreement dated as of March 24, 1998 between Edward F. Cooke and Carlyle Industries, Inc., incorporated herein by reference to Exhibit 10.33 to Carlyle Industries, Inc.’s 1997 Annual Report on Form 10 K filed on March 26, 1998 (SEC file number 001-03462). †

10.32

Employment Agreement dated February 22, 1999 and made effective as of January 1, 1999 between Robert A. Levinson and Carlyle Industries, Inc., incorporated herein by reference to Exhibit 10.37 to Carlyle Industries, Inc.’s 1998 Annual Report on Form 10 K filed on March 31, 1999 (SEC file number 001-03462) †

10.33	Belding Heminway Company, Inc. Supplemental Executive Savings Investment Plan dated December 21, 1995 (incorporated herein by reference to Exhibit 10.32 to Levcor’s 10-KSB/A filed on May 2, 2005) †

10.34	Letter dated January 13, 2005 from Mr. Robert A. Levinson (incorporated herein by reference to Exhibit 10.33 to Levcor’s 10-KSB/A filed on May 2, 2005)

10.35

Endorsement No. 4 dated February 1, 2005 to the Promissory Note dated May 3, 2002 executed by Levcor in favor of JP Morgan Chase Bank (incorporated herein by reference to Exhibit 10.34 to Levcor’s 10-KSB/A filed on May 2, 2005)

10.36

Amendment entered into on March 20, 2007 to the Financing Agreement dated January 24, 2002, between Levcor International, Inc. (“Company”) and CIT Group/Commercial Services, Inc. (“CIT”), the Factoring Agreement between CIT and the Company dated September 17, 1998 and the Promissory Note in the principal amount of $2,000,000 dated January 24, 2002., (incorporated herein by reference to exhibit 10.36 to Levcor’s 2006 Annual Report on Form 10-K filed on March 30, 2007)

10.37	Letter dated March 13, 2007 from Robert A. Levinson (incorporated herein by reference to exhibit 10.37 to Levcor’s 2006 Annual Report on Form 10-K filed on March 30, 2007

10.38

Amendment dated July 26, 2006 to the Accounts Receivable Financing Agreement dated January 24, 2002 between Blumenthal Lansing Company, LLC and the CIT Group/Commercial Services, Inc. (incorporated herein by reference to exhibit 10.1 to the Company’s Form 10-Q filed on August 14, 2006).

10.39

Amendment dated July 26, 2006 to the Factoring Agreement dated September 17, 1998 between Levcor International, Inc and the CIT Group/Commercial Services, Inc. (incorporated herein by reference to exhibit 10.2 to the Company’s Form 10-Q filed on August 14, 2006).

10.40

Amendment dated July 26, 2006 to the Factoring Agreements between Blumenthal Lansing Company, LLC, Westwater Industries, LLC, Levcor International, Inc. and the CIT Group/Commercial Services, Inc. (incorporated herein by reference to exhibit 10.3 to the Company’s Form 10-Q filed on August 14, 2006).

10.41

Endorsement No. 6 dated July 26, 2006 to the Promissory Note dated May 3, 2002 by Levcor International, Inc. in favor of JPMorgan Chase Bank, N.A. (incorporated herein by reference to exhibit 10.4 to the Company’s Form 10-Q filed on August 14, 2006).

10.42

Acknowledgment and Consent of Endorsement No. 6 dated July 26, 2006 to the Promissory Note dated May 3, 2002 by Levcor International Inc. in favor of JPMorgan Chase Bank N.A. (incorporated by reference herein by reference to exhibit 10.5 to the Company’s Form 10-Q filed on August 14, 2006).

10.43	Amendment dated May 2, 2007 to the Promissory Note in favor of J.P. Morgan Chase Bank, N.A. dated May 3, 2002 (incorporated by reference to the Current Event Report filed on form 8-K on May 7, 2007).

10.44	*Letter dated March 24, 2008 from Robert A. Levinson

10.45	*Letter dated November 27, 2007 from William M. Cimbol of J.P. Morgan Chase Bank, N.A. extending a secure line of credit.

10.46	*Amendment dated February 5, 2008 to the Promissory Note in favor of JP Morgan Chase Bank, N.A. dated May 3, 2002

21	*	Subsidiaries of the Company.

23	*	Consent of Independent Registered Public Accounting Firm.

31.1	*	Chief Executive Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Chief Financial Officer’s Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1		Charter for the Audit Committee of the Board of Directors (incorporated herein by reference to Exhibit 99.1 to Levcor’s 2003 Annual Report on Form 10-KSB/A filed on April 29, 2004).

99.2		Charter for the Corporate Governance Committee of the Board of Directors (incorporated herein by reference to Exhibit 99.2 to Levcor’s 2003 Annual Report on Form 10-KSB/A filed on April 29, 2004).

99.3		Charter for the Compensation Committee of the Board of Directors (incorporated herein by reference to Exhibit 99.3 to Levcor’s 2006 Annual Report on Form 10-K filed on March 30, 2007).

† Indicates that exhibit is a management contract or compensatory plan or arrangement.

* Indicates that exhibit is filed as an exhibit hereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVCOR INTERNATIONAL, INC.
Date: March 28, 2008
	By:	/s/ ROBERT A. LEVINSON

Robert A. Levinson,
Chairman of the Board,
President and Chief Executive Officer

Date: March 28, 2008
	By:	/s/ PRAMILA D. SHAHEED

Pramila D. Shaheed,
Chief Financial Officer and Secretary

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT A. LEVINSON	3/28/08	/s/ PRAMILA D. SHAHEED	3/28/08

Robert A. Levinson	Date	Pramila D. Shaheed	Date
Chairman of the Board, Chief		Chief Financial Officer and Secretary
Executive Officer and President		(Principal Financial Officer)
(Principal Executive Officer)

/s/JOHN McCONNAUGHY	3/28/08	/s/ GIANDOMENICO PICCO	3/28/08

John McConnaughy	Date	Giandomenico Picco	Date
Director		Director