Form 10-Q
period 2008-03-31
LEVCOR INTERNATIONAL INC
filed 2008-05-15
CIK 76094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐	No ☒

As of May 14, 2008, 5,331,881 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

LEVCOR INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share amounts)

	March 31, 2008	December 31, 2007

	(Unaudited)

ASSETS
Current Assets:
Cash	$87	$46
Accounts receivable trade, net	2,804	2,383
Inventories, net	5,085	4,715
Other current assets	157	139

Total current assets	8,133	7,283

Property, Plant and Equipment, net	1,708	1,720
Goodwill	2,543	2,543
Other assets	405	378

Total Assets	$12,789	$11,924

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Revolving loan and current maturities of long-term debt	$9,324	$4,721
Stockholder loans	350	—
Accrued interest, stockholder loans	644	—
Accounts payable	1,477	1,346
Pension liabilities, current portion	305	273
Other current liabilities	611	544
Mandatorily Redeemable Preferred Stock, par value $0.01 per share 8,000,000 shares authorized: Shares issued and outstanding: Series A – 3,036,671 as of March 31, 2008	3,037	—
Accumulated dividends on Mandatorily Redeemable Stock	666	—

Total current liabilities	16,414	6,884

Long-term debt, less current maturities	—	4,211
Stockholder loans	—	350
Accrued interest, stockholder loans	—	639
Pension liabilities, less current portion	1,514	1,647
Environmental liabilities	1,287	1,287
Mandatorily Redeemable Preferred Stock, par value $0.01 per share Shares issued and outstanding: Series A – 1,518,336 and 4,555,007 as of March 31, 2008 and December 31, 2007, respectively	1,518	4,555
Accumulated dividends on Mandatorily Redeemable Stock	—	587

Total Liabilities	20,733	20,160

Commitments and contingencies

Stockholders’ Deficit:
Common Stock, par value $0.01 per share 15,000,000 shares authorized; Shares issued and outstanding: 5,331,881 as of March 31, 2008 and December 31, 2007	54	54
Additional paid-in capital	33,235	33,235
Accumulated Deficit	(39,889)	(40,088)
Accumulated Other Comprehensive Loss	(1,344)	(1,437)

Total Stockholders’ Deficit	(7,944)	(8,236)

Total Liabilities and Stockholders’ Deficit	$12,789	$11,924

The accompanying notes are an integral part of these condensed consolidated financial statements

LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2008		2007

Net sales	$4,634		$5,265
Cost of sales	3,030		3,484

Gross profit	1,604		1,781
Selling, general and administrative expenses	1,153		1,401

Income from continuing operations before interest, preferred dividends, income tax expense and discontinued operations	451		380
Interest expense	171		204
Dividends on mandatorily redeemable preferred stock	79		68

Income from continuing operations before income tax expense and discontinued operations	201		108
Income tax expense	2		—

Net income from continuing operations	199		108
Income from discontinued operations, net of tax	—		14

Net income	$199		$122

Income per share:
Basic and Diluted:
Income from continuing operations	$.04		$.02
Income from discontinued operations		*		*

Net income	$.04		$.02

Weighted average common shares outstanding – basic and diluted	5,332		5,332

* Less than $.005

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED
STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,

	2008	2007

Net income	$199	$122
Other comprehensive income (loss):
Foreign currency translation adjustment	93	(6)

Comprehensive income	$292	$116

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,

	2008	2007

Cash Flows From Operating Activities:
Net income	$199	$122
Reconciliation of net income to net cash provided by (used in) operations:
Depreciation and amortization	98	97
Non-cash stock-based compensation	—	1
Accrued interest on stockholder loans	5	11
Accrued dividends on mandatorily redeemable preferred stock	79	68
Changes in operating assets and liabilities:
Accounts receivable trade, net	(421)	(178)
Inventories, net	(311)	179
Other current assets	(18)	(134)
Other assets	(55)	(3)
Accounts payable	131	368
Income taxes payable	—	(25)
Other current liabilities	67	(122)
Pension liabilities	(101)	(84)
Environmental liabilities	—	(1)
Other liabilities	—	21

Net cash provided by (used in) operating activities	(327)	320

Cash Flows From Investing Activities:
Capital expenditures	(12)	—
Investment in other assets	(12)	(11)

Net cash used in investing activities	(24)	(11)

Cash Flows From Financing Activities:
Borrowings under revolving loan	4,210	5,087
Repayments of revolving loan	(3,782)	(4,598)
Repayment of long - term debt	(36)	(36)
Repayments of stockholder loans	—	(750)

Net cash provided by (used in) financing activities	392	(297)

Increase in cash	41	12
Cash at beginning of period	46	69

Cash at end of period	$87	$81

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$168	$204

Income taxes	$—	$25

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: SUMMARY OF BUSINESS AND BASIS FOR PRESENTATION

Nature of Operations:

Levcor International, Inc. and Subsidiaries (the “Company” or “Levcor” or “we”) manufacture, package and distribute a line of buttons and other craft products for sale in the home sewing and craft retail industry. The Company sells its products to customers primarily in North America and also has distribution in Canada and Europe.

The unaudited condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of regulation S-X and accounting principles generally accepted in the United States of America (“GAAP”), as applicable to interim financial information and following other requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. The interim results are not necessarily indicative of the results for a full year and do not contain all the information included in the Company’s annual consolidated financial statements and notes for the year ended December 31, 2007. It is suggested that these condensed consolidated financial statements be used in conjunction with the financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

The condensed consolidated balance sheets as of March 31, 2008 (unaudited) and December 31, 2007 (audited) and the unaudited condensed consolidated statements of income, comprehensive income and cash flows for the three months ended March 31, 2008 and 2007 include the accounts of the Company and its wholly-owned subsidiaries, Blumenthal Lansing Company, LLC and Button Fashion B.V.

NOTE 2: GOING CONCERN

The unaudited condensed consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon its ability to execute management’s plans to be profitable, generate positive cash flow from operations and to continue to have access to existing financing, including the ability to refinance the existing revolving loans and long-term debt, to meet obligations and repay liabilities when they come due, including amounts payable with respect to claimed environmental liabilities in connection with the Solvents Recovery Service of New England Superfund Site in Southington, Connecticut (“the SRS site”) in the event the parent corporation is determined to be responsible for these claimed liabilities and the redemption of preferred stock in 2008 and thereafter. Although management continues to pursue these plans and believes it will be successful, there is no assurance that the Company will be successful in generating such profitable operations or maintaining such access to existing financing or be able to refinance the existing debt at favorable terms or obtaining financing for such environmental obligations on terms acceptable to the Company. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to satisfy the Company’s capital needs through cash generated from operations, advances under its facilities with CIT Group/Financial Services, Inc. (“CIT”) and stockholder loans. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable:

Accounts receivable are stated at the net realizable value. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $21,000 at March 31, 2008 and $17,000 at December 31, 2007.

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

Fair Value of Financial Instruments:

The Company’s financial instruments include revolving debt, a term loan, promissory notes payable, loans payable to stockholder, Robert A. Levinson, and Series A Mandatory Redeemable Preferred Stock at March 31, 2008 and December 31, 2007. The fair values of the revolving debt, term loan and promissory notes payable approximate their carrying values because these obligations have market-based interest rates. The stockholder loans and Series A Mandatory Redeemable Preferred Stock are recorded at their carrying value, because there is no market for these obligations and it was impracticable to estimate their fair value.

Income Per Common Share:

Basic income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential increase in outstanding shares that could result from exercising in-the-money stock options.

Recently Issued Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) posted FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (“GAAP”). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently assessing the potential impact, if any, of the adoption of FSP FAS 142-3 on the Company’s unaudited condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of FASB 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have an impact on the Company’s unaudited condensed consolidated financial statements.

In December 2007, the Emerging Issues Task Force (“EITF”) met and ratified EITF No. 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”), in order to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. EITF 07-01 is to be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company is currently assessing the potential impact, if any, of the adoption of EITF 07-01 on its unaudited condensed consolidated financial statements.

In June 2007, the FASB ratified the consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007 (fiscal year 2008 for the Company). The Company adopted EITF 06-11 effective January 1, 2008, and it did not have any impact on its unaudited condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Upon adoption of SFAS 159, the Company did not elect the SFAS 159 option for its existing financial assets and liabilities and therefore adoption of SFAS 159 did not have any impact on its unaudited condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. For financial assets and liabilities, SFAS No. 157 is effective for us beginning January 1, 2008. In February 2008, the FASB deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. The Company believes the impact will not require material modification related to its non-recurring fair value measurements and will be substantially limited to expanded disclosures in the Notes to its condensed consolidated financial statements for notes that currently have components measured at fair value. Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities measured at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s unaudited condensed consolidated financial statements. See Note 7 for information and related disclosures.

NOTE 4: INVENTORIES

The components of inventories, net of reserves are as follows (in thousands):

	March 31, 2008	December 31, 2007

Raw materials	$2,225	$2,132
Work in progress	102	95
Finished goods	2,758	2,488

	$5,085	$4,715

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

The components of Property, Plant and Equipment are as follows (in thousands):

	March 31, 2008	December 31, 2007

Land and improvements	$85	$83
Buildings and improvements	2,538	2,516
Machinery and equipment	2,095	2,007

	4,718	4,606
Less: Accumulated depreciation and amortization	(3,010)	(2,886)

	$1,708	$1,720

Depreciation and amortization expense was approximately $98,000 and $97,000 for the three months ended March 31, 2008 and 2007, respectively.

NOTE 6: SHORT-TERM AND LONG-TERM DEBT

The Company has a credit facility with CIT (the “CIT Facility”) and a promissory note payable to JPMorgan Chase Bank (“JPMorgan”). In addition, the Company has borrowings and advances outstanding from Robert A. Levinson, a stockholder, officer and director of the Company.

The CIT facility provides for maximum aggregate borrowings of up to $7.5 million in the form of revolving credit, letters of credit and term loans. The CIT Facility is comprised of separate financing agreements with the Company and its wholly-owned subsidiary, Blumenthal Lansing Company, LLC (“Blumenthal”). The CIT Facility provides advances up to 40% of eligible inventory and 90% of eligible accounts receivable, as defined in the agreements. There was approximately $428,000 of availability under the Company’s CIT Facility as of March 31, 2008.

The CIT Facility provides for (i) a term loan to the Company (the “Term Loan”) in the initial amount of $2.0 million, of which $1.1 million was outstanding at March 31, 2008, (ii) revolving credit advances to the Company, of which $1.7 million was outstanding at March 31, 2008 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, of which $3.3 million was outstanding at March 31, 2008, and a Letter of Credit facility with a limit of $500,000, of which there was none outstanding at March 31, 2008. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.0 million due on January 1, 2009. The revolving credit advances are due on January 1, 2009. $2.5 million of the amounts outstanding under the CIT Facility bear interest at Chase Bank N.A. prime rate (6.00%) and amounts in excess of $2.5 million bear interest at the Chase Bank N.A. prime rate plus 0.5% (6.50%) with a minimum rate of 5.0%.

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

The Company also has a factoring agreement with CIT. As of March 31, 2008 there was no balance due to or from CIT under the factoring agreement.

The promissory note payable to JPMorgan in the amount of $3.2 million is dated May 2, 2002 and has a maturity date of January 5, 2009. The first $3.0 million bears interest at a fixed rate per annum equal to the Adjusted LIBOR Rate applicable to such note plus 0.75% (a “Eurodollar Loan”) and the remaining $200,000 bears interest at Chase Bank N.A. prime rate. The interest rate on the note at March 31, 2008 was 6.14% for the first $3.0 million and 6.00% for the remaining balance of $200,000. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

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

The Company had outstanding loans payable to Mr. Levinson totaling $350,000 as of March 31, 2008 and December 31, 2007, respectively. In addition, Mr. Levinson has pledged collateral in support of certain Company obligations. Accrued interest on Mr. Levinson’s loans totaled $644,000 and $639,000, respectively at March 31, 2008 and December 31, 2007. He has also agreed not to demand any repayment of principal or interest currently owed until January 6, 2009. (See Note 11)

During the three months ended March 31, 2008, the Company was in compliance with all debt covenants as defined in the respective agreements.

NOTE 7: FAIR VALUE MEASUREMENTS

In the first quarter of 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:

Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect our own assumptions.

The Company chose not to elect the fair value option as prescribed by FASB SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as stockholder loans, mandatorily redeemable preferred stock, accounts payable and accounts receivable are reported at their carrying values.

The Company’s population of financial assets and liabilities subject to recurring fair value measurements and the necessary disclosures are as follows:

(In thousands)	At March 31, 2008		Fair Value Measurements at March 31, 2008 using
			Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3

LIABILITIES:
Revolving Loan	$5,005	$5,005	$5,005	$—	$—
Term Loan	1,119	1,119	1,119	$—	$—
Promissory notes payable	3,200	3,200	3,200	$—	$—

	$9,324	$9,324	$9,324	$—	$—

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

The benefits under the plan are determined based on formulas, which reflect the employees’ years of service and compensation during their employment period. The projected unit credit method is used to determine pension cost. Funding requirements for the plan are based on the unit credit method. The Company’s policy is to fund pension cost as required by ERISA. In 2007 the Company applied for and was granted a waiver by the Internal Revenue Service with regard to a deferral of $713,000 which was the remainder of the contribution still due for the 2006 plan year. With respect to the deferral, the Company was required to make a contribution of $275,000, which was made on September 13, 2007. The Company had also applied to the Internal Revenue Service to permit a change in method of accounting for plan assets which was also granted. With respect to the 2007 plan year, the Company has made contributions to the plan in 2007 of $52,000 with an additional approximately $72,000 due in 2008, based on current legislated discount rates and actuarial assumptions. In addition, the Company anticipates contributions with respect to the 2008 plan year of $93,000 based on actuarial assumptions during the year ending December 31, 2008 and $31,000 by January 15, 2009.

In addition to the liability of $684,000 for this Company sponsored plan, the Company also has an additional pension liability in the amount of $894,000 at March 31, 2008 in connection with a terminated multi-employer plan which requires annual payments of $142,000 inclusive of principal and interest through 2016. The Company also has a $241,000 deferred compensation liability payable to the former owner of an acquired business.

A summary of net periodic benefit costs of the Company’s defined benefit plan are as follows (in thousands):

	Three Months Ended March 31,

Pension Benefits	2008	2007

Interest cost	285	284
Expected return on plan assets	(365)	(351)
Recognized net actuarial loss	7	9

Net periodic benefit (income) expense	$(73)	$(58)

For more information on the Company’s pension and other post-retirement benefit plans, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K.

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

As of March 31, 2008, we do not have any uncertain tax positions under FIN 48. As a result, there are no unrecognized tax benefits as of March 31, 2008. If we were to incur any interest and penalties in connection with income tax deficiencies, we would classify interest in the “interest expense” category and classify penalties in the “non-interest expense” category within the condensed consolidated statements of income.

NOTE 10: CUSTOMER CONCENTRATIONS

The Company’s two largest customers (Wal-mart, a mass merchandiser and Jo-Ann Stores a specialty chain) represented approximately 40% and 30% respectively, of the Company’s net sales in the three months ended March 31, 2008 and represented approximately 46% and 27% respectively, of the Company’s net sales in the three months ended March 31, 2007. These customers in the aggregate also represented approximately 71% and 73% of the total outstanding accounts receivable as of March 31, 2008 and December 31, 2007, respectively. A reduction in sales to either of these customers could adversely impact the financial condition and results of operations of the Company.

On March 21, 2007, Hancock Fabrics, the Company’s third largest customer in 2006, announced it will close approximately 134 of its 443 stores in 2007 as it reorganizes under Chapter 11. As of March 31, 2007, the Company recorded an allowance of $86,000 against 2007 pre-bankruptcy sales. The balance net of all reserves was collected during the three months ended June 30, 2007.

NOTE 11: RELATED PARTY TRANSACTIONS

Robert A. Levinson, a stockholder, officer and director had outstanding loans of $350,000 as of March 31, 2008 and December 31, 2007, respectively. The Company also had $644,000 and $639,000 of accrued interest payable to Mr. Levinson with respect to such loans as of March 31, 2008 and December 31, 2007, respectively. Mr. Levinson has agreed not to demand any repayment of principal or interest currently owed until January 6, 2009. He has also pledged collateral in support of certain Company obligations. See Note 6 for a description of these transactions.

While serving as director of the Company, Edward H. Cohen served as counsel to Katten Muchin Rosenman LLP, legal counsel to the Company. Mr Cohen resigned as a director of the Company on December 31, 2007. During the three months ended March 31, 2007, fees for services provided to the Company by Katten Muchin Rosenman LLP totaled approximately $20,000. Mr. Cohen does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

NOTE 12: MANDATORILY REDEEMABLE PREFERRED STOCK

The Series A Preferred Stock is subject to mandatory redemption, to the extent the Company may lawfully do so, in three equal annual installments one of which was due on June 15, 2007, and the remaining two on June 15, 2008 and June 15, 2009, in each case, from funds legally available therefore, at a price per share of Series A Preferred Stock equal to $1 per share, together with an amount representing accrued and unpaid dividends, whether or not declared, to the date of redemption. The first installment due on June 15, 2007 was not redeemed, because under the terms of the Company’s Certificate of Incorporation, the mandatory redemption of the Series A Preferred Stock can only be made to the extent that such redemptions do not contravene or cause default under any contract, agreement or other instrument by which the Company or its subsidiaries or any of their property is bound. Under the terms of the CIT Facility, preferred stock redemption payments are prohibited and preferred stock dividend payments are limited to $300,000 per year. Because preferred stock redemption payments are prohibited under the CIT Facility, the Company was and continues to be precluded by its Certificate of Incorporation from making any such payments so long as the CIT Facility is outstanding. The first installment due on June 15, 2007 and the amount redeemable within the next twelve months, including accumulated dividends, are classified as current liabilities as the CIT Facility is currently scheduled to mature on January 1, 2009.

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

The availability of resources to make dividend payments to the holders of Series A Preferred Stock in the future will depend on the Company’s future earnings and cash flow. Under Delaware law, preferred dividend payments are restricted to the Company’s accumulated or current earnings and profits. Losses in 2006 and earlier years have depleted the Company’s accumulated earnings and profits and, as such, future preferred dividend payments will be limited to future earnings and profits. Preferred dividends which cannot be paid under Delaware law will continue to accrue and will be added to the Preferred Stock liability account.

As of March 31, 2008, unpaid preferred stock dividends totaled approximately $666,000 and have been classified as a current liability on the Company’s balance sheet. The preferred stock is owned 99.4% by Mr. Robert A. Levinson, a stockholder, officer and director of the Company. The mandatorily redeemable preferred stock is redeemable at $1.00 per share plus accrued and unpaid dividends.

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Introduction

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, the Company’s ability to continue to operate as a going concern, the Company’s lenders continuing to support the Company, the Company’s ability to secure additional financing to meet future capital needs, the timing and amount of required defined benefit plan contributions, the Company’s ability to generate increased revenues from its operations, reliance on short term advances from a significant stockholder, the Company’s ability to generate free cash flow or obtain additional financing in excess of its debt service and other current obligations in order to support and grow its business, reliance on a limited number of significant customers, future revenue opportunities, inventory risk, growth of the Company’s business in Europe and North America, the expansion and future growth of the Company’s customer base and strategic and distribution relationships future capital, marketing and sales force needs, the Company’s ability to manage expenses and maintain margins, the possible acquisition of complementary products and businesses, and other risks and uncertainties that may be detailed herein, and from time-to-time, in the Company’s other reports filed with the Securities and Exchange Commission (“SEC”). The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

Levcor International, Inc. (“Levcor” or the “Company” or “we”) was incorporated in 1964 as Pantepec International, Inc. under the laws of the Islands of Bermuda and was reorganized in 1967 under the laws of the State of Delaware. In 1995, Pantepec International, Inc. changed its name to Levcor International, Inc. In 2003, the Company was acquired by merger with Carlyle Industries, Inc. (“Carlyle”). This acquisition formed the basis of the Company’s craft business, which constitutes all of its current operations.

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

The Company’s two largest customers (Wal-mart, a mass merchandiser and Jo-Ann Stores a specialty chain) represented approximately 40% and 30% respectively, of the Company’s net sales in the three months ended March 31, 2008 and represented approximately 46% and 27% respectively, of the Company’s net sales in the three months ended March 31, 2007. These customers in the aggregate also represented approximately 71% and 73% of the total outstanding accounts receivable as of March 31, 2008 and December 31, 2007, respectively. A reduction in sales to either of these customers could adversely impact the financial condition and results of operations of the Company.

On March 21, 2007, Hancock, the Company’s third largest customer in 2006, announced it will close approximately 134 of its 443 stores in 2007 as it reorganizes under Chapter 11. As of March 31, 2007, the Company recorded an allowance of $86,000 against 2007 pre-bankruptcy sales. The balance net of all reserves was collected during the three months ended June 30, 2007. The Company believes that going forward, 2008 will result in increased sales to Hancock as compared to 2007.

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

Critical Accounting Policies and Estimates

The Company’s Annual Report on Form 10-K for the year ended December 31, 2007 includes a discussion of the critical accounting policies and estimates that the Company uses in the preparation of its consolidated financial statements. There were no significant changes in the Company’s critical accounting policies and estimates during the three months ended March 31, 2008.

Results of Operations

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

Sales during the three months ended March 31, 2008 totaled $4.6 million as compared to $5.3 million during the three months ended March 31, 2007. The decrease in sales is primarily the result of the cancellation of two product lines by the Company’s largest customer and a lower number of new product introductions in 2008.

Gross profit during the three months ended March 31, 2008 totaled $1.6 million as compared to $1.8 million during the same period last year. The gross profit was 34.6% during the first quarter of 2008 as compared to 33.8% during the first quarter of 2007. The increase in gross profit percent in 2008 was the result of a favorable product mix and reduced shipping costs during the first quarter of 2008.

Selling, general and administrative expenses totaled $1.2 million during the three months ended March 31, 2008 as compared to $1.4 million during the three months ended March 31, 2007, a decrease of approximately $200,000 or 14%. The decrease in selling, general and administrative expenses in the first quarter of 2008 was the direct result of management’s efforts to lower operating costs due to the reduction in sales as described above. This decrease included approximately $125,000 of compensation costs due to lower headcount in 2008, $15,000 of pension expense and $60,000 of various selling, general and administrative expenses.

Interest expense during the three months ended March 31, 2008 totaled $171,000 as compared to $204,000 during the same period last year. The average outstanding debt during the first quarter of 2008 was $9.3 million as compared to $9.8 million during the first quarter of 2007. The weighted average interest rate during the first quarter of 2008 was 6.79% as compared to 7.57% during the first quarter of 2007.

Dividends on mandatorily redeemable preferred stock totaled $79,000 during the three months ended March 31, 2008 as compared to $68,000 during the three months ended March 31, 2007. The increase in dividends was a result of the unpaid accumulated dividends that also began to accrue dividends as of June 15, 2007, because the Company was not able to redeem the first installment of the mandatorily redeemable preferred stock on June 15, 2007, the first redemption date, which under the terms of the Company’s Certificate of Incorporation prohibit the mandatory redemption of the Series A Preferred Stock when the redemption contravene or cause default under any contract, agreement or other instrument by which the Company or its subsidiaries or any of their property is bound. Under the terms of the Company’s credit facility with CIT, preferred stock redemption payments are prohibited.

The Company has a NOL carryforward and a full valuation allowance against its deferred tax asset. The Company was not required to record a provision for income taxes related to its 2008 or 2007 pretax income, except in instances where minimum taxes are payable.

Liquidity and Capital Resources

The unaudited condensed consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon its ability to execute management’s plans to be profitable, generate positive cash flow from operations and to continue to have access to existing financing, including the ability to refinance the existing revolving loans and long-term debt, to meet obligations and repay liabilities when they come due, including amounts payable with respect to claimed environmental liabilities in connection with the Solvents Recovery Service of New England Superfund Site in Southington, Connecticut (“the SRS site”) in the event the parent corporation is determined to be responsible for these claimed liabilities and the redemption of preferred stock in 2008 and thereafter. Although management continues to pursue these plans and believes it will be successful, there is no assurance that the Company will be successful in generating such profitable operations or maintaining such access to existing financing or be able to refinance the existing debt at favorable terms or obtaining financing for such environmental obligations on terms acceptable to the Company. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to satisfy the Company’s capital needs through cash generated from operations, advances under its facilities with CIT Group/Financial Services, Inc. (“CIT”) and stockholder loans. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Losses sustained in prior years have materially adversely affected the Company’s long-term liquidity. While the Company has taken recent steps to improve its long term liquidity outlook, the Company still has limited availability under its existing credit facilities, and there can be no assurance the Company will not require additional financing to support its operations, that the Company will be able to obtain any needed additional financing, or that it can obtain additional financing on favorable terms. Robert A. Levinson, the Company’s Chairman and principal stockholder, has agreed to continue to personally support the Company’s cash requirements through January 5, 2009 by providing loans to the Company up to a maximum of $3.0 million. If we (1) do not substantially achieve our overall projected revenue levels for 2008, (2) fail to operate within our projected expense levels as reflected in our business operating plans, or (3) do not receive the ongoing support of our lenders, then we will be unable to meet our cash and operating requirements for the next twelve months, which would in turn require us to seek additional financing to fund operations and/or implement additional expense reductions. The Company has implemented several actions to reduce losses and improve cash flow, including reduction of headcount, elimination of non-profitable product lines and reductions in other general and administrative costs. However, there can be no assurance that Mr. Levinson will continue to personally support the Company’s cash requirements, that such support from Mr. Levinson, together with the support of the Company’s commercial lenders, will be sufficient to address the Company’s liquidity needs and cash requirements or that the actions taken by management will be sufficient to allow the Company to generate net income from continuing operations.

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

At March 31, 2008, the Company’s principal sources of liquidity included cash of $87,000 and trade accounts receivable of $2.8million. There was approximately $428,000 of unused borrowing capacity available under the Company’s credit facility with CIT as of March 31, 2008. The Company also had an additional $2.7 million of borrowing available from Mr. Levinson who has agreed to fund up to $3.0 million of temporary advances to the Company.

Following is a summary and discussion regarding the Company’s cash flows for the three months ended March 31, 2008 and 2007.

Cash Flow Summary:
(in thousands)

	Three months Ended March 31,

	2008	2007

Net cash provided by (used in):
Operating activities	$(327)	$320
Investing activities	(24)	(11)
Financing activities	392	(297)

Net increase in cash	$41	$12

Net cash flow used in operating activities totaled $327,000 during the three months ended March 31, 2008, as compared to $320,000 of net cash provided by operating activities during the three months ended March 31, 2007.

In 2008, the components of net cash used in operating activities were $383,000 of cash provided by net income adjusted for non-cash items, consisting primarily of depreciation and amortization, accrued interest on stockholder loans and accrued dividends on preferred stock, which were offset by $710,000 of cash used in operating assets and liabilities.

In 2007, the components of net cash provided by operating activities were $299,000 of cash provided by net income adjusted for non-cash items, consisting primarily of depreciation and amortization, accrued interest on stockholder loans and accrued dividends on preferred stock plus $21,000 of cash provided by operating assets and liabilities.

Major components of the changes in operating assets and liabilities in 2008 as compared to 2007 were accounts receivable, inventories, other current assets, accounts payable and other current liabilities.

Changes in accounts receivable utilized $421,000 of cash flow in 2008 as compared to $178,000 in 2007. The primary reason for the decreased cash usage related to accounts receivable was the timing of a large annual product changeover which occurred in March of 2008 for a major customer and increased sales with the introduction of a new product line.

Changes in inventories utilized $311,000 in cash flow in 2008 as compared to $179,000 of cash provided during the same period in 2007. During the three months ended March 31, 2008, the Company had introduced a new product line and there was an annual product changeover for a major customer as described above, a portion of which shipped in the second quarter of 2008.

Changes in other current assets utilized $18,000 in cash flow in 2008 as compared to $134,000 in 2007. This reduction in 2008 was primarily due to lower prepaid balances as the Company negotiated better terms with its vendors.

Changes in accounts payable provided $131,000 of cash flow in 2008 as compared to $368,000 of cash flow in the three months ended March 31, 2007. The reduction in accounts payable in 2007 was the result of lower inventory balances related to the cancellation of two product lines by the Company’s largest customer.

Changes in other current liabilities provided $67,000 of cash flow in 2008 as compared to $122,000 utilized in 2007. This was primarily due to severance costs incurred in the first quarter of 2007. The Company had lowered its headcount as part of the Company’s cost reduction efforts.

Net cash used in investing activities totaled $24,000 during the three months ended March 31, 2008, as compared to $11,000 during the same period in 2007. This increase was primarily a result of higher capital expenditures during 2008.

Net cash provided by financing activities totaled $392,000 during the three months ended March 31, 2008 as compared to $297,000 used in financing activities during the same period last year. In 2008 cash flow from operating activities was negative. This was primarily due to a large product changeover in the first quarter for a major customer and an increase in inventory related to the introduction of the new product line, as discussed above. As a result, $392,000 was provided by financing activities to fund cash used in operations and cash used in investing activities. In 2007 the cash flow from operating activities was sufficient to fund operating and investing activities.

During the three months ended March 31, 2008, the Company made no repayments to Mr. Levinson against his stockholder loans as compared to $750,000 during the three months ended March 31, 2007. The outstanding stockholder borrowings are the result of funding of operating activities.

Total borrowings during the first three months of 2008 and 2007 under the CIT revolving credit facility were $4.2 million and $5.1 million respectively; total repayments during the periods under this facility were $3.8 million and $4.6 million, respectively. Repayments under the Company’s term loan totaled $36,000 during the three months ended March 31, 2008 and 2007.

The Company has a credit facility with CIT (the “CIT Facility”) and a promissory note payable to JPMorgan Chase Bank (“JPMorgan”). In addition, the Company has borrowings and advances outstanding from Robert A. Levinson, a stockholder, officer and director of the Company.

At March 31, 2008, the CIT facility provided for maximum aggregate borrowings of up to $7.5 million in the form of revolving credit, letters of credit and term loans. The CIT Facility is comprised of separate financing agreements with the Company and its wholly-owned subsidiary, Blumenthal. The CIT Facility provides advances up to 40% of eligible inventory and 90% of eligible accounts receivable, as defined in the agreements. There was approximately $428,000 of unused availability under the Company’s credit facility with CIT as of March 31, 2008.

The CIT Facility provides for (i) a term loan to the Company (the “Term Loan”) in the initial amount of $2.0 million, of which $1.1 million was outstanding at March 31, 2008, (ii) revolving credit advances to the Company, of which $1.7 million was outstanding at March 31, 2008 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, of which $3.3 million was outstanding at March 31, 2008, and a Letter of Credit facility with a limit of $500,000, of which there was none outstanding at March 31, 2008. The Term Loan is amortized at $12,000 per month followed by a final installment payment of $1.0 million due on January 1, 2009. The revolving credit advances are also due on January 1, 2009. At March 31, 2008, all amounts outstanding under the CIT Facility in excess of $2.5 million bear interest at 6.50% (the Chase Bank N.A. prime rate plus 0.5%) with a minimum rate of 5.0%. The first $2.5 million of advances from CIT bears interest at the prime rate (6.00%).

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

The Company also has a factoring agreement with CIT, which matures on January 1, 2009. As of March 31, 2008 there was no balance due to or from CIT under the factoring agreement

The promissory note payable to JPMorgan in the amount of $3.2 million is dated May 2, 2002 and has a maturity date of January 5, 2009. The first $3.0 million bears interest at a fixed rate per annum equal to the Adjusted LIBOR Rate applicable to such note plus 0.75% (a “Eurodollar Loan”) and the remaining $200,000 bears interest at Chase Bank N.A. prime rate. The interest rate on the note at March 31, 2008 was 6.14% for the first $3.0 million and 6.00% for the remaining balance of $200,000. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

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

The Company had outstanding loans payable to Mr. Levinson totaling $350,000 as of March 31, 2008 and December 31, 2007, respectively. In addition, Mr. Levinson has pledged collateral in support of certain Company obligations. Accrued interest on Mr. Levinson’s loans has been classified as current liabilities on the Company’s balance sheet and totaled $644,000 and $639,000, respectively at March 31, 2008 and December 31, 2007, respectively. He has also agreed not to demand any repayment of principal or interest currently owed until January 6, 2009.

During the three months ended March 31, 2008, the Company was in compliance with all debt covenants as defined in the respective agreements.

The Series A Preferred Stock is subject to mandatory redemption, to the extent the Company may lawfully do so, in three equal annual installments one of which was due on June 15, 2007, and the remaining two on June 15, 2008 and June 15, 2009, in each case, from funds legally available therefore, at a price per share of Series A Preferred Stock equal to $1 per share, together with an amount representing accrued and unpaid dividends, whether or not declared, to the date of redemption. The first installment due on June 15, 2007 was not redeemed because under the terms of the Company’s Certificate of Incorporation, the mandatory redemption of the Series A Preferred Stock can only be made to the extent that such redemptions do not contravene or cause default under any contract, agreement or other instrument by which the Company or its subsidiaries or any of their property is bound. Under the terms of the CIT Facility, preferred stock redemption payments are prohibited and preferred stock dividend payments are limited to $300,000 per year. Because preferred stock redemption payments are prohibited under the CIT Facility, the Company was and continues to be precluded by its Certificate of Incorporation from making any such payments so long as the CIT Facility is outstanding. The first installment due on June 15, 2007 and the amount redeemable within the next twelve months, including accumulated dividends, are classified as current liabilities as the CIT Facility is currently scheduled to mature on January 1, 2009.

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

The availability of resources to make dividend payments to the holders of Series A Preferred Stock in the future will depend on the Company’s future earnings and cash flow. Under Delaware law, preferred dividend payments are restricted to the Company’s accumulated or current earnings and profits. Losses in 2006 and earlier years have depleted the Company’s accumulated earnings and profits and, as such, future preferred dividend payments will be limited to future earnings and profits. Preferred dividends which cannot be paid under Delaware law will continue to accrue and will be added to the Preferred Stock liability account.

As of March 31, 2008, unpaid preferred stock dividends totaled approximately $666,000 and have been classified as a current liability on the Company’s balance sheet. The preferred stock is owned 99.4% by Mr. Robert A. Levinson, a stockholder, officer and director of the Company. The mandatorily redeemable preferred stock is redeemable at $1.00 per share plus accrued and unpaid dividends.

The Company sponsors a defined benefit plan. The benefits under the plan are determined based on formulas, which reflect the employees’ years of service and compensation during their employment period. The projected unit credit method is used to determine pension cost. Funding requirements for the plan are based on the unit credit method. The Company’s policy is to fund pension cost as required by ERISA. In 2007 the Company applied for and was granted a waiver by the Internal Revenue Service with regard to a deferral of $713,000 which was the remainder of the contribution still due for the 2006 plan year. With respect to the deferral, the Company was required to make a contribution of $275,000, which was made on September 13, 2007. The Company had also applied to the Internal Revenue Service to permit a change in method of accounting for plan assets which was also granted. With respect to the 2007 plan year, the Company has made contributions to the plan in 2007 of $52,000 with an additional approximately $72,000 due in 2008, based on current legislated discount rates and actuarial assumptions. In addition, the Company anticipates contributions with respect to the 2008 plan year of $93,000 based on actuarial assumptions during the year ending December 31, 2008 and $31,000 by January 15, 2009.

In addition to the liability of $684,000 for this Company sponsored plan, the Company also has an additional pension liability in the amount of $894,000 at March 31, 2008 in connection with a terminated multi-employer plan which requires annual payments of $142,000 inclusive of principal and interest through 2016. The Company also has a $241,000 deferred compensation liability payable to the former owner of an acquired business.

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

Interest Rate Risk

Our short-term and long-term third party debt bears interest at floating rates, and accordingly we are sensitive to changes in prevailing interest rates. At March 31, 2008, our indebtedness with CIT was at 6.00% interest rate (based on the Chase Bank N.A. prime rate plus .5%). The applicable rate is the Chase Bank, N.A. prime rate on the first $2.5 million of outstanding borrowing plus .05% on outstanding borrowing in excess of $2.5 million but in either case not less than 5% per annum. Our indebtedness with JP Morgan Chase was at a 6.14% interest rate (based on adjusted LIBOR plus .75%) on the first $3.0 million and 6.50% (based on Chase Bank N.A. prime rate) in excess of the $3.0 million at March 31, 2008. Our stockholder loan interest is not variable and bears a 6% interest rate. A 1% increase or decrease in market interest rates that affect our borrowing arrangements would have a material impact on earnings and cash flow of approximately $93,000 during the next fiscal year.

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

Customer Concentration

Our sales are concentrated with major retail chains and as such, approximately 70-80% of our sales in 2008 are expected to be from our top two accounts. These accounts represented approximately 71% of our trade accounts receivable at March 31, 2008. The loss of any one of our major accounts would have a material adverse impact on our financial condition and results of operations.

ITEM 4T.	CONTROLS AND PROCEDURES

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In designing and evaluating the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.

No change occurred in the Company’s internal controls concerning financial reporting during the first quarter of the fiscal year ending December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

There has been no material change to our Risk Factors from those presented in our 2007 Form 10-K, except for certain updating changes to the Risk Factor “Going Concern,” as presented below.

Going Concern

The unaudited condensed consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon its ability to execute management’s plans to be profitable, generate positive cash flow from operations and to continue to have access to existing financing, including the ability to refinance the existing revolving loans and long-term debt, to meet obligations and repay liabilities when they come due, including amounts payable with respect to claimed environmental liabilities in connection with the Solvents Recovery Service of New England Superfund Site in Southington, Connecticut (“the SRS site”) in the event the parent corporation is determined to be responsible for these claimed liabilities and the redemption of preferred stock in 2008 and thereafter. Although management continues to pursue these plans and believes it will be successful, there is no assurance that the Company will be successful in generating such profitable operations or maintaining such access to existing financing or be able to refinance the existing debt at favorable terms or obtaining financing for such environmental obligations on terms acceptable to the Company. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to satisfy the Company’s capital needs through cash generated from operations, advances under its facilities with CIT Group/Financial Services, Inc. (“CIT”) and stockholder loans. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVCOR INTERNATIONAL, INC.

Date: May 15, 2008	/s/ ROBERT A. LEVINSON

Robert A. Levinson
Chairman of the Board, President and Chief
Executive Officer

Date: May 15, 2008	/s/ PRAMILA DEVI SHAHEED

Pramila Devi Shaheed
Chief Financial Officer and Secretary

Exhibit Index

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.