Form 10-Q
period 2008-06-30
LEVCOR INTERNATIONAL INC
filed 2008-08-14
CIK 76094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

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

As of August 14, 2008, 5,331,881 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

LEVCOR INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share amounts)

	June 30, 2008	December 31, 2007

	(Unaudited)

ASSETS
Current Assets:
Cash	$163	$46
Accounts receivable trade, net	2,723	2,383
Inventories, net	4,544	4,715
Other current assets	185	139

Total current assets	7,615	7,283

Property, Plant and Equipment, net	1,645	1,720
Goodwill	2,543	2,543
Other assets	406	378

Total Assets	$12,209	$11,924

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Revolving loan and current maturities of long-term debt	$9,077	$4,721
Accrued interest, stockholder loans	648	—
Accounts payable	1,566	1,346
Pension liabilities, current portion	325	273
Other current liabilities	589	544
Mandatorily Redeemable Preferred Stock, par value $0.01 per share, 8,000,000 shares authorized; Shares issued and outstanding: Series A – 4,555,007 as of June 30, 2008	4,555	—
Accumulated dividends on Mandatorily Redeemable Stock	746	—

Total current liabilities	17,506	6,884

Long-term debt, less current maturities	—	4,211
Stockholder loans	—	350
Accrued interest, stockholder loans	—	639
Pension liabilities, less current portion	1,367	1,647
Environmental liabilities	1,287	1,287
Mandatorily Redeemable Preferred Stock, par value $0.01 per share, 8,000,000 shares authorized; Shares issued and outstanding: Series A – 4,555,007 as of December 31, 2007	—	4,555
Accumulated dividends on Mandatorily Redeemable Stock	—	587

Total Liabilities	20,160	20,160

Commitments and contingencies

Stockholders’ Deficit:
Common Stock, par value $0.01 per share, 15,000,000 shares authorized;
Shares issued and outstanding: 5,331,881 as of June 30, 2008 and December 31, 2007	54	54
Additional paid-in capital	33,235	33,235
Accumulated Deficit	(39,891)	(40,088)
Accumulated Other Comprehensive Loss	(1,349)	(1,437)

Total Stockholders’ Deficit	(7,951)	(8,236)

Total Liabilities and Stockholders’ Deficit	$12,209	$11,924

The accompanying notes are an integral part of these condensed consolidated financial statements

LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended June 30,			Six Months Ended June 30,

	2008		2007	2008		2007

Net sales	$5,432		$4,193	$10,066		$9,458
Cost of sales	3,826		2,875	6,856		6,359

Gross profit	1,606		1,318	3,210		3,099
Selling, general and administrative expenses	1,387		1,087	2,540		2,488

Income from continuing operations before interest, preferred dividends, income tax expense and discontinued operations	219		231	670		611
Interest expense	142		207	313		411
Dividends on mandatorily redeemable preferred stock	79		70	158		138

Income (loss) from continuing operations before income tax expense and discontinued operations	(2)		(46)	199		62
Income tax expense	—		—	2		—

Net income (loss) from continuing operations	(2)		(46)	197		62
Income from discontinued operations, net of tax	—		8	—		22

Net income (loss)	$(2)		$(38)	$197		$84

Income (loss) per share:
Basic and Diluted:
Income (loss) from continuing operations	$—	*	$(.01)	$.04		$.01
Income from discontinued operations	—	*	— *	—	*	—	*

Net income (loss)	$—	*	$(.01)	$.04		$.01

Weighted average common shares outstanding – basic and diluted	5,332		5,332	5,332		5,332

* Less than $.005

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEVCOR INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Net income (loss)	$(2)	$(38)	$197	$84
Other comprehensive income (loss):
Foreign currency translation adjustment	(5)	369	88	363

Comprehensive income (loss)	$(7)	$331	$285	$447

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEVCOR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,

	2008	2007

Cash Flows From Operating Activities:
Net income	$197	$84
Reconciliation of net income to net cash provided by operations:
Depreciation and amortization	194	190
Non-cash stock-based compensation	—	3
Accrued interest on stockholder loans	9	24
Accrued dividends on mandatorily redeemable preferred stock	158	138
Changes in operating assets and liabilities:
Accounts receivable trade, net	(340)	666
Inventories, net	249	(372)
Other current assets	(46)	(173)
Other assets	(85)	(115)
Accounts payable	221	698
Income taxes payable	—	(86)
Other current liabilities	45	(285)
Pension liabilities	(228)	(212)
Environmental liabilities	—	(3)

Net cash provided by operating activities	374	557

Cash Flows From Investing Activities:
Capital expenditures	(28)	(1)
Investment in other assets	(24)	(22)

Net cash used in investing activities	(52)	(23)

Cash Flows From Financing Activities:
Borrowings under revolving loan	8,938	8,835
Repayments of revolving loan	(8,721)	(9,023)
Repayment of long - term debt	(72)	(72)
Borrowings under stockholder loans	—	500
Repayments of stockholder loans	(350)	(750)

Net cash used in financing activities	(205)	(510)

Increase in cash	117	24
Cash at beginning of period	46	69

Cash at end of period	$163	$93

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$306	$432

Income taxes	$1	$86

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

The condensed consolidated balance sheets as of June 30, 2008 (unaudited) and December 31, 2007 (audited), the unaudited condensed consolidated statements of operations, comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007 and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 include the accounts of the Company and its wholly-owned subsidiaries, Blumenthal Lansing Company, LLC (“Blumenthal”) and Button Fashion B.V.

NOTE 2: GOING CONCERN

The unaudited condensed consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon its ability to execute management’s plans to be profitable, generate positive cash flows from operations and to continue to have access to existing financing, including the ability to refinance the existing revolving loans and long-term debt, to meet obligations and repay liabilities when they come due, including amounts payable with respect to claimed environmental liabilities in connection with the Solvents Recovery Service of New England Superfund Site in Southington, Connecticut (“the SRS site”) in the event the parent corporation is determined to be responsible for these claimed liabilities and the redemption of preferred stock in 2008 and thereafter. Although management continues to pursue these plans and believes it will be successful, there is no assurance that the Company will be successful in generating such profitable operations or maintaining such access to existing financing or be able to refinance the existing debt at favorable terms or obtaining financing for such environmental obligations on terms acceptable to the Company. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to satisfy the Company’s capital needs through cash generated from operations, advances under its facilities with CIT Group/Financial Services, Inc. (“CIT”) and stockholder loans. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable:

Accounts receivable are stated at the net realizable value. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $33,000 at June 30, 2008 and $17,000 at December 31, 2007.

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

Fair Value of Financial Instruments:

The Company’s financial instruments include revolving debt, a term loan, promissory notes payable, loans payable to a stockholder, officer and director, Robert A. Levinson and Series A Mandatory Redeemable Preferred Stock at June 30, 2008 and December 31, 2007. The fair values of the revolving debt, term loan and promissory notes payable approximate their carrying values because these obligations have market-based interest rates. The stockholder loans and Series A Mandatory Redeemable Preferred Stock are recorded at their carrying value, because there is no market for these obligations and it was impracticable to estimate their fair value. Accounts receivable and accounts payable approximate fair value due to their short-term nature.

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

Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial statements.

In May 2008, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to remove the hierarchy of GAAP from the auditing standards. FAS 162 is not expected to have an impact on the Company’s consolidated financial statements.

NOTE 4: INVENTORIES

The components of inventories, net of reserves are as follows (in thousands):

	June 30, 2008	December 31, 2007

Raw materials	$2,297	$2,132
Work in progress	101	95
Finished goods	2,146	2,488

	$4,544	$4,715

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

The components of Property, Plant and Equipment are as follows (in thousands):

	June 30, 2008	December 31, 2007

Land and improvements	$85	$83
Buildings and improvements	2,536	2,516
Machinery and equipment	2,086	2,007

	4,707	4,606
Less: Accumulated depreciation and amortization	(3,062)	(2,886)

	$1,645	$1,720

Depreciation and amortization expense was approximately $96,000 and $194,000 for the three and six-month periods ended June 30, 2008 respectively, and approximately $93,000 and $190,000 for the three and six-month periods ended June 30, 2007, respectively.

NOTE 6: SHORT-TERM AND LONG-TERM DEBT

The Company has a credit facility with CIT (the “CIT Facility”) and a promissory note payable to JPMorgan Chase Bank (“JPMorgan”). In addition, the Company has borrowings outstanding from Robert A. Levinson, a stockholder, officer and director of the Company.

The CIT facility provides for maximum aggregate borrowings of up to $7.5 million in the form of revolving credit, letters of credit and term loans. The CIT Facility is comprised of separate financing agreements with the Company and its wholly-owned subsidiary, Blumenthal. The CIT Facility provides advances up to 40% of eligible inventory and 90% of eligible accounts receivable, as defined in the agreements. There was approximately $545,000 of availability under the Company’s CIT Facility as of June 30, 2008.

The CIT Facility provides for (i) a term loan to the Company (the “Term Loan”) in the initial amount of $2.0 million, of which $1.1 million was outstanding at June 30, 2008, (ii) revolving credit advances to the Company, of which $1.8 million was outstanding at June 30, 2008 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, of which $3.0 million was outstanding at June 30, 2008, and a Letter of Credit facility with a limit of $500,000, of which there was none outstanding at June 30, 2008. The Term Loan amortizes $12,000 per month followed by a final installment payment of $1.0 million due on January 1, 2009. The revolving credit advances are due on January 1, 2009. $2.5 million of the amounts outstanding under the CIT Facility bear interest at Chase Bank N.A. prime rate (5.00%) and amounts in excess of $2.5 million bear interest at the Chase Bank N.A. prime rate plus 0.5% (5.50%) with a minimum rate of 5.0%.

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

The Company also has a factoring agreement with CIT. As of June 30, 2008 there was no balance due to or from CIT under the factoring agreement.

The promissory note payable to JPMorgan in the amount of $3.2 million is dated May 2, 2002 and has a maturity date of January 5, 2009. The note bears interest at a fixed rate per annum equal to the Adjusted LIBOR rate applicable to such note plus 0.75% (a “Eurodollar Loan”). The interest rate on the note at June 30, 2008 was 3.59%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

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

The Company had outstanding loans payable to Mr. Levinson totaling $350,000 as of December 31, 2007. In addition, Mr. Levinson has pledged collateral in support of certain Company obligations. Accrued interest payable on Mr. Levinson’s loans totaled $648,000 and $639,000, respectively at June 30, 2008 and December 31, 2007. He has also agreed not to demand any repayment of interest currently owed until January 6, 2009. (See Note 11)

During the six months ended June 30, 2008, the Company was in compliance with all debt covenants as defined in the respective agreements.

NOTE 7: FAIR VALUE MEASUREMENTS

In the first quarter of 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.

As permitted, the Company chose not to elect the fair value option as prescribed by FASB SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as stockholder loans and mandatorily redeemable preferred stock are reported at their carrying values.

The Company’s population of financial assets and liabilities subject to recurring fair value measurements and the necessary disclosures are as follows:

(In thousands)	At June 30, 2008		Fair Value Measurements at June 30, 2008 using Fair Value Hierarchy

	Cost	Fair Value	Level 1	Level 2	Level 3

LIABILITIES:
Revolving Loan	$4,794	$4,794	$4,794	$—	$—
Term Loan	1,083	1,083	1,083	—	—
Promissory notes payable	3,200	3,200	3,200	—	—

	$9,077	$9,077	$9,077	$—	$—

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

On August 17, 2006 The Pension Protection Act of 2006 was signed into law. New Pension funding rules are effective for plan years beginning on or after January 1, 2008. Under the new law, the 90% funding target is replaced with a 100% target. Shortfalls from the 100% target must be amortized over a seven-year period

The benefits under the plan are determined based on formulas, which reflect the employees’ years of service and compensation during their employment period. The projected unit credit method is used to determine pension cost. Funding requirements for the plan are based on the unit credit method. The Company’s policy is to fund pension cost as required by ERISA. In 2007 the Company applied for and was granted a waiver by the Internal Revenue Service with regard to a deferral of $713,000 which was the remainder of the contribution still due for the 2006 plan year. With respect to the deferral, the Company was required to make a contribution of $275,000, which was made on September 13, 2007. The Company had also applied to the Internal Revenue Service to permit a change in method of accounting for plan assets which was also granted. With respect to the 2007 plan year, the Company has made contributions to the plan in 2007 of $52,000 with an additional approximately $72,000 due in 2008, based on current legislated discount rates and actuarial assumptions. In addition, the Company anticipates contributions with respect to the 2008 plan year of $93,000 based on actuarial assumptions during the year ending December 31, 2008 and $31,000 by January 15, 2009.

In addition to the liability of $584,000 for this Company sponsored plan, the Company also has an additional pension liability in the amount of $876,000 at June 30, 2008 in connection with a terminated multi-employer plan which requires annual payments of $142,000 inclusive of principal and interest through 2016. The Company also has a $232,000 deferred compensation liability payable to the former owner of an acquired business.

A summary of net periodic benefit costs of the Company’s defined benefit plan are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

Pension Benefits	2008	2007	2008	2007

Interest cost	$285	$284	$570	$567
Expected return on plan assets	(365)	(351)	(731)	(702)
Recognized net actuarial loss	7	9	15	19

Net periodic benefit (income) expense	$(73)	$(58)	$(146)	$(116)

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

As of June 30, 2008, we do not have any uncertain tax positions under FIN 48. As a result, there are no unrecognized tax benefits as of June 30, 2008. If we were to incur any interest and penalties in connection with income tax deficiencies, we would classify interest in the “interest expense” category and classify penalties in the “non-interest expense” category within the condensed consolidated statements of operations.

NOTE 10: CUSTOMER CONCENTRATIONS

The Company’s two largest customers (Wal-mart, a mass merchandiser and Jo-Ann Stores, a specialty chain) represented approximately 48% and 27% respectively, of the Company’s net sales in the three months ended June 30, 2008 and represented approximately 44% and 28% respectively, of the Company’s net sales in the six months ended June 30, 2008. These customers also represented approximately 49% and 25% respectively of the Company’s net sales for the three months ended June 30, 2007 and 48% and 26% respectively, of the Company’s net sales in the six months ended June 30, 2007. These customers in the aggregate also represented approximately 72% and 73% of the total outstanding accounts receivable as of June 30, 2008 and December 31, 2007, respectively. A reduction in sales to either of these customers could adversely impact the financial condition and results of operations of the Company.

On March 21, 2007, Hancock Fabrics, the Company’s third largest customer in 2006, announced it will close approximately 134 of its 443 stores in 2007 as it reorganizes under Chapter 11. As of March 31, 2007, the Company recorded an allowance of $86,000 against 2007 pre-bankruptcy sales. The balance net of all reserves was collected during the three months ended June 30, 2007.

NOTE 11: RELATED PARTY TRANSACTIONS

The Company had outstanding loans payable to Robert A. Levinson, a stockholder, officer and director of $350,000 as of December 31, 2007. The Company also had $648,000 and $639,000 of accrued interest payable to Mr. Levinson with respect to such loans as of June 30, 2008 and December 31, 2007, respectively. Mr. Levinson has agreed not to demand any repayment of interest currently owed until January 6, 2009. He has also pledged collateral in support of certain Company obligations. See Note 6 for a description of these transactions.

While serving as director of the Company, Edward H. Cohen served as counsel to Katten Muchin Rosenman LLP, legal counsel to the Company. Mr. Cohen resigned as a director of the Company on December 31, 2007. During the three and six months ended June 30, 2007, fees for services provided to the Company by Katten Muchin Rosenman LLP totaled approximately $45,000 and $86,000 respectively. Mr. Cohen did not share in the fees that the Company pays to such law firm and his compensation was not based on such fees.

NOTE 12: MANDATORILY REDEEMABLE PREFERRED STOCK

The Series A Preferred Stock is subject to mandatory redemption, to the extent the Company may lawfully do so, in three equal annual installments two of which were due on June 15, 2007 and 2008 and the remaining one on June 15, 2009. Such installments are payable from funds legally available, at a price per share of Series A Preferred Stock equal to $1 per share, together with an amount representing accrued and unpaid dividends, whether or not declared, to the date of redemption. The first two installments due on June 15, 2007 and 2008 respectively were not redeemed, because under the terms of the Company’s Certificate of Incorporation, the mandatory redemption of the Series A Preferred Stock can only be made to the extent that such redemptions do not contravene or cause default under any contract, agreement or other instrument by which the Company or its subsidiaries or any of their property is bound. Under the terms of the CIT Facility, preferred stock redemption payments are prohibited and preferred stock dividend payments are limited to $300,000 per year. Because preferred stock redemption payments are prohibited under the CIT Facility, the Company was and continues to be precluded by its Certificate of Incorporation from making any such payments as long as the CIT Facility is outstanding. The two installments which were due on June 15, 2007 and 2008 and the one due on June 15, 2009, including accumulated dividends, are classified as current liabilities as the CIT Facility is currently scheduled to mature on January 1, 2009.

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

As of June 30, 2008, unpaid preferred stock dividends totaled approximately $746,000 and have been classified as a current liability on the Company’s balance sheet. The preferred stock is owned 99.4% by Mr. Robert A. Levinson, a stockholder, officer and director of the Company.

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

NOTE 14: PROPOSED REVERSED STOCK SPLIT

On June 25, 2008, the Company announced its intent to engage in a going-private transaction by means of a 1-for-300,000 reverse stock split of its common stock, with cash being issued in lieu of any resulting fractional shares in the amount of $0.16 per pre-split share. On June 25, 2008, the Company filed with the SEC a preliminary proxy statement and Schedule 13E-3 describing the anticipated transaction in detail. The Company filed revised versions of these documents on July 31, 2008 and has filed definitive versions on August 12, 2008. The principal reason for the Company’s decision to go private is to eliminate the substantial expenses associated with filing various periodic reports with the SEC. The Company’s Board of Directors reserves the right not to proceed with the proposed transaction in the event stockholder approval is obtained, but the Board may determine that it would still not be in the best interest of the Company to proceed any time prior to the effective date of the reverse stock split.

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

Overview

Levcor International, Inc. (“Levcor” or the “Company” or “we”) was incorporated in 1964 as Pantepec International, Inc. under the laws of the Islands of Bermuda and was reorganized in 1967 under the laws of the State of Delaware. In 1995, Pantepec International, Inc., changed its name to Levcor International Inc.

In 2003, the Company acquired by merger Carlyle Industries, Inc., (Carlyle”). This acquisition formed the basis of the Company’s craft business, which constitutes all of its current operations.

On June 25, 2008, the Company announced its intent to engage in a going-private transaction by means of a 1-for-300,000 reverse stock split of its common stock, with cash being issued in lieu of any resulting fractional shares in the amount of $0.16 per pre-split share. On June 25, 2008, the Company filed with the SEC a preliminary proxy statement and Schedule 13E-3 describing the anticipated transaction in detail. The Company filed revised versions of these documents on July 31, 2008 and has filed definitive versions on August 12, 2008. The principal reason for the Company’s decision to go private is to eliminate the substantial expenses associated with filing various periodic reports with the SEC. The Company’s Board of Directors reserves the right not to proceed with the proposed transaction in the event stockholder approval is obtained, but the Board may determine that it would still not be in the best interest of the Company to proceed any time prior to the effective date of the reverse stock split.

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

The Company’s two largest customers (Wal-mart, a mass merchandiser and Jo-Ann Stores a specialty chain) represented approximately 48% and 27% respectively, of the Company’s net sales in the three months ended June 30, 2008 and represented approximately 44% and 28% respectively, of the Company’s net sales in the six months ended June 30, 2008. These customers also represented approximately 49% and 25% respectively of the Company’s net sales for the three months ended June 30, 2007 and 48% and 26% respectively, of the Company’s net sales in the six months ended June 30, 2007. These customers in the aggregate also represented approximately 72% and 73% of the total outstanding accounts receivable as of June 30, 2008 and December 31, 2007, respectively. A reduction in sales to either of these customers could adversely impact the financial condition and results of operations of the Company.

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

Critical Accounting Policies and Estimates

The Company’s Annual Report on Form 10-K for the year ended December 31, 2007 includes a discussion of the critical accounting policies and estimates that the Company uses in the preparation of its consolidated financial statements. There were no significant changes in the Company’s critical accounting policies and estimates during the six months ended June 30, 2008.

Results of Operations

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

Sales during the three months ended June 30, 2008 totaled $5.4 million as compared to $4.2 million during the three months ended June 30, 2007. The increase in sales is primarily the result of broader distribution and new product introductions to a major customer in 2008.

Gross profit during the three months ended June 30, 2008 totaled $1.6 million as compared to $1.3 million during the same period last year. The gross profit was 29.6% during the second quarter of 2008 as compared to 31.4% during the second quarter of 2007. The lower gross profit percentage in 2008 was the result of reduced leverage on fixed cost of sales during the second quarter of 2008.

Selling, general and administrative expenses totaled $1.4 million during the three months ended June 30, 2008 as compared to $1.1 million during the three months ended June 30, 2007, an increase of approximately $300,000 or 21%. The increase in selling, general and administrative expenses in the second quarter of 2008 was due to an increase of legal and appraisal fees of $164,000 relating to the proposed going private transaction in June of 2008. The remaining increase was primarily the result of increased compensation costs of $115,000 due to an accrual under the Company’s Management Incentive Plan (“MIP”). The Company uses the MIP, which is a performance-based bonus plan to award its eligible employees on an annual basis if certain targets are met.

Interest expense during the three months ended June 31, 2008 totaled $142,000 as compared to $207,000 during the same period last year. The average outstanding debt during the second quarter of 2008 and 2007 was $9.6 million. The weighted average interest rate during the second quarter of 2008 was 4.88% as compared to 7.55% during the second quarter of 2007.

Dividends on mandatorily redeemable preferred stock totaled $79,000 during the three months ended June 30, 2008 as compared to $70,000 during the three months ended June 30, 2007. The increase in dividends was a result of the unpaid accumulated dividends that also began to accrue dividends as of June 15, 2007, because the Company was not able to redeem the first two installments of the mandatorily redeemable preferred stock which became due on June 15, 2007 and 2008. Under the terms of the Company’s Certificate of Incorporation, the mandatory redemption of the Series A Preferred Stock is prohibited when the redemption contravene or cause default under any contract, agreement or other instrument by which the Company or its subsidiaries or any of their property is bound. Under the terms of the Company’s credit facility with CIT, preferred stock redemption payments are prohibited.

The Company has a net operating loss (“NOL”) carryforward and a full valuation allowance against its deferred tax asset. The Company was not required to record a provision for income taxes related to its 2008 or 2007 pretax income, except in instances where minimum taxes are payable.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

Sales during the six months ended June 30, 2008 totaled $10.1 million as compared to $9.5 million during the six months ended June 30, 2007. The increase in sales is primarily the result of broader distribution and new product introductions to a major customer in 2008.

Gross profit during the six months ended June 30, 2008 totaled $3.2 million as compared to $3.1 million during the same period last year. The gross profit during the year-to-date period in 2008 was 31.9% as compared to 32.8% during the year-to-date period in 2007. The decrease in gross profit percent in 2008 was the result of reduced leverage on fixed cost of sales during the year-to-date period.

Selling, general and administrative expenses totaled $2.5 million during each of the six months ended June 30, 2008 and 2007. Selling, general and administrative expenses increased in the second quarter of 2008 as a result of an increase of legal and appraisal fees of $164,000 relating to the proposed going private transaction in June of 2008. This increase was offset by decreases in compensation costs of $65,000 due to lower headcount, pension expense of $30,000 and various other selling, general and administrative expenses of $50,000 in 2008.

Interest expense during the six months ended June 30, 2008 totaled $313,000 as compared to $411,000 during the same period last year. The average outstanding debt during the year to date period in 2008 was $9.5 million as compared to $9.7 million during the year to date period in 2007. The weighted average interest rate during the six months ended June 30, 2008 was 5.70% as compared to 7.56% during the six months ended June 30, 2007.

Dividends on mandatorily redeemable preferred stock totaled $158,000 during the six months ended June 30, 2008 as compared to $138,000 during the six months ended June 30, 2007. The increase in dividends was a result of the unpaid accumulated dividends that also began to accrue dividends as of June 15, 2007, because the Company was not able to redeem the first two installments of the mandatorily redeemable preferred stock which became due on June 15, 2007 and 2008. Under the terms of the Company’s Certificate of Incorporation, the mandatory redemption of the Series A Preferred Stock is prohibited when the redemption contravene or cause default under any contract, agreement or other instrument by which the Company or its subsidiaries or any of their property is bound. Under the terms of the Company’s credit facility with CIT, preferred stock redemption payments are prohibited.

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

At June 30, 2008, the Company’s principal sources of liquidity included cash of $163,000 and trade accounts receivable of $2.7million. There was approximately $545,000 of unused borrowing capacity available under the Company’s credit facility with CIT as of June 30, 2008. The Company also had an additional $3.0 million of borrowing available through January 5, 2009 from Mr. Levinson who has agreed to fund up to $3.0 million of temporary advances to the Company.

Following is a summary and discussion regarding the Company’s cash flows for the six months ended June 30, 2008 and 2007.

Cash Flow Summary:
(in thousands)

	Six months Ended June 30,

	2008	2007

Net cash provided by (used in):
Operating activities	$374	$557
Investing activities	(52)	(23)
Financing activities	(205)	(510)

Net increase in cash	$117	$24

Net cash flows provided by operating activities totaled $374,000 during the six months ended June 30, 2008, as compared to $557,000 of net cash provided by operating activities during the six months ended June 30, 2007.

In 2008, the components of net cash provided by operating activities were $558,000 of cash provided by net income adjusted for non-cash items, consisting primarily of depreciation and amortization, accrued interest on stockholder loans and accrued dividends on preferred stock, which were offset by $186,000 of cash used in operating assets and liabilities.

In 2007, the components of net cash provided by operating activities were $439,000 of cash provided by net income adjusted for non-cash items, consisting primarily of depreciation and amortization, accrued interest on stockholder loans and accrued dividends on preferred stock plus $118,000 of cash provided by operating assets and liabilities.

Major components of the changes in operating assets and liabilities in 2008 as compared to 2007 were accounts receivable, inventories, other current assets, accounts payable, and other current liabilities.

Changes in accounts receivable utilized $340,000 of cash flows in 2008 as compared to providing $666,000 in 2007. The primary reason for the increase in cash usage related to accounts receivable was the increased sales volume due to broader distribution and the introduction of new product to a major customer.

Changes in inventories provided $249,000 in cash flows in 2008 as compared to utilizing $372,000 of cash during the same period in 2007. This was directly due to management’s successful efforts to lower inventory levels in 2008.

Changes in other current assets utilized $46,000 in cash flows in 2008 as compared to $173,000 in 2007. This reduction in 2008 was primarily due to lower prepaid balances as the Company negotiated better terms with its vendors.

Changes in accounts payable provided $220,000 of cash flows in 2008 as compared to $698,000 of cash flow in the six months ended June 30, 2007. The reduction in accounts payable in 2008 was the result of lower inventory balances related to the cancellation of two product lines by the Company’s largest customer.

Changes in other current liabilities provided $45,000 of cash flows in 2008 as compared to $285,000 utilized in 2007. This was primarily due to severance costs incurred in the first quarter of 2007. The Company had lowered its headcount as part of the Company’s cost reduction efforts.

Net cash used in investing activities totaled $52,000 during the six months ended June 30, 2008, as compared to $23,000 during the same period in 2007. This increase was primarily a result of higher capital expenditures during 2008.

Net cash used in financing activities totaled $205,000 during the six months ended June 30, 2008 as compared to $510,000 used in financing activities during the same period last year. In 2007 and 2008 the cash flow from operating activities was sufficient to fund operating and investing activities.

During the six months ended June 30, 2008, the Company made repayments to Mr. Levinson against his stockholder loans of $350,000 as compared to $750,000 during the six months ended June 30, 2008. There were no borrowings during the six months ended June 30, 2008 as compared to $500,000 for the same period last year. The outstanding stockholder borrowings were the result of funding of operating activities.

Total borrowings during the first six months of 2008 and 2007 under the CIT revolving credit facility were $8.9 million and $8.8 million respectively; total repayments during the periods under this facility were $8.7 million and $9.0 million, respectively. Repayments under the Company’s term loan totaled $72,000 during the six months ended June 30, 2008 and 2007.

The Company has a credit facility with CIT (the “CIT Facility”) and a promissory note payable to JPMorgan Chase Bank (“JPMorgan”). In addition, the Company has borrowings outstanding from Robert A. Levinson, a stockholder, officer and director of the Company.

At June 30, 2008, the CIT facility provided for maximum aggregate borrowings of up to $7.5 million in the form of revolving credit, letters of credit and term loans. The CIT Facility is comprised of separate financing agreements with the Company and its wholly-owned subsidiary, Blumenthal. The CIT Facility provides advances up to 40% of eligible inventory and 90% of eligible accounts receivable, as defined in the agreements. There was approximately $545,000 of unused availability under the Company’s credit facility with CIT as of June 30, 2008.

The CIT Facility provides for (i) a term loan to the Company (the “Term Loan”) in the initial amount of $2.0 million, of which $1.1 million was outstanding at June 30, 2008, (ii) revolving credit advances to the Company, of which $1.8 million was outstanding at June 30, 2008 and (iii) revolving credit advances to Blumenthal based upon eligible accounts receivable and inventory, of which $3.0 million was outstanding at June 30, 2008, and a Letter of Credit facility with a limit of $500,000, of which there was none outstanding at June 30, 2008. The Term Loan is amortized at $12,000 per month followed by a final installment payment of $1.0 million due on January 1, 2009. The revolving credit advances are also due on January 1, 2009. At June 30, 2008, all amounts outstanding under the CIT Facility in excess of $2.5 million bear interest at 5.50% (the Chase Bank N.A. prime rate plus 0.5%) with a minimum rate of 5.0%. The first $2.5 million of advances from CIT bears interest at the prime rate (5.00%).

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

The Company also has a factoring agreement with CIT, which matures on January 1, 2009. As of June 30, 2008 there was no balance due to or from CIT under the factoring agreement.

The promissory note payable to JPMorgan in the amount of $3.2 million is dated May 2, 2002 and has a maturity date of January 5, 2009. The note bears interest at a fixed rate per annum equal to the Adjusted LIBOR rate applicable to such note plus 0.75% (a “Eurodollar Loan”) and the remaining $200,000 bears interest at Chase Bank N.A. prime rate. The interest rate on the note at June 30, 2008 was 3.59%. In addition, Robert A. Levinson, a stockholder, officer and director of the Company, has provided certain additional collateral guaranteeing the note.

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

The Company had outstanding loans payable to Mr. Levinson of $350,000 as of December 31, 2007. In addition, Mr. Levinson has pledged collateral in support of certain Company obligations. Accrued interest payable on Mr. Levinson’s loans has been classified as current liabilities on the Company’s balance sheet and totaled $648,000 and $639,000 at June 30, 2008 and December 31, 2007, respectively. He has also agreed not to demand any repayment of interest currently owed until January 6, 2009.

During the six months ended June 30, 2008, the Company was in compliance with all debt covenants as defined in the respective agreements.

The Series A Preferred Stock is subject to mandatory redemption, to the extent the Company may lawfully do so, in three equal annual installments two of which were due on June 15, 2007 and 2008 and the remaining one on June 15, 2009. Such installments are payable from funds legally available, at a price per share of Series A Preferred Stock equal to $1 per share, together with an amount representing accrued and unpaid dividends, whether or not declared, to the date of redemption. The two installments due on June 15, 2007 and 2008 respectively were not redeemed because under the terms of the Company’s Certificate of Incorporation, the mandatory redemption of the Series A Preferred Stock can only be made to the extent that such redemptions do not contravene or cause default under any contract, agreement or other instrument by which the Company or its subsidiaries or any of their property is bound. Under the terms of the CIT Facility, preferred stock redemption payments are prohibited and preferred stock dividend payments are limited to $300,000 per year. Because preferred stock redemption payments are prohibited under the CIT Facility, the Company was and continues to be precluded by its Certificate of Incorporation from making any such payments as long as the CIT Facility is outstanding. The two installments which were due on June 15, 2007 and 2008 and the one due on June 15, 2009, including accumulated dividends, are classified as current liabilities as the CIT Facility is currently scheduled to mature on January 1, 2009.

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

As of June 30, 2008, unpaid preferred stock dividends totaled approximately $746,000 and have been classified as a current liability on the Company’s balance sheet. The preferred stock is owned 99.4% by Mr. Robert A. Levinson, a stockholder, officer and director of the Company.

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

In addition to the liability of $584,000 for this Company sponsored plan, the Company also has an additional pension liability in the amount of $876,000 at June 30, 2008 in connection with a terminated multi-employer plan which requires annual payments of $142,000 inclusive of principal and interest through 2016. The Company also has a $232,000 deferred compensation liability payable to the former owner of an acquired business.

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

Interest Rate Risk

Our short-term and long-term third party debt bears interest at floating rates, and accordingly we are sensitive to changes in prevailing interest rates. At June 30, 2008, our indebtedness with CIT was at a 5.00% interest rate (based on the Chase Bank N.A. prime rate plus .5%). The applicable rate is the Chase Bank, N.A. prime rate on the first $2.5 million of outstanding borrowing plus .05% on outstanding borrowing in excess of $2.5 million but in either case not less than 5% per annum. Our indebtedness with JP Morgan Chase was at a 3.59% interest rate (based on adjusted LIBOR plus .75%) at June 30, 2008. Our stockholder loan interest is not variable and bears a 6% interest rate. A 1% increase or decrease in market interest rates that affect our borrowing arrangements would have a material impact on earnings and cash flow of approximately $91,000 during the next fiscal year.

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

Customer Concentration

Our sales are concentrated with major retail chains and as such, approximately 70-80% of our sales in 2008 are expected to be from our top two accounts. These accounts represented approximately 72% of our trade accounts receivable at June 30, 2008. The loss of any one of our major accounts would have a material adverse impact on our financial condition and results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

No change occurred in the Company’s internal controls concerning financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

LEVCOR INTERNATIONAL, INC.

Date: August 14, 2008	/s/ Robert A. Levinson

Robert A. Levinson
Chairman of the Board, President and Chief Executive Officer

Date: August 14, 2008	/s/ Pramila Devi Shaheed

Pramila Devi Shaheed
Chief Financial Officer and Secretary

Exhibit Index

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.